Form 10-Q
period 1996-03-31
3CI COMPLETE COMPLIANCE CORP
filed 1996-05-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            --------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  ----------------    -------------------

                         Commission file number 1-11097

                      3CI COMPLETE COMPLIANCE CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              76-0351992
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                  910 Pierremont, #312  Shreveport, LA.  71106
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (318)869-0440
                                 -------------
             (Registrant's telephone number, including area code)

                            --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES [X]   NO [ ]

                            --------------------


    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    The number of shares of Common Stock outstanding as of the close of business on May 14, 1996, was 9,900,311.

                     3CI COMPLETE COMPLIANCE CORPORATION


                                   I N D E X



                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets as of
                   March 31, 1996 (unaudited) and September 30, 1995  . . . . . . . . .        2

                Consolidated Statements of Operations for the three months and
                   six months ended March 31, 1996 and 1995 (unaudited) . . . . . . . .        3

                Consolidated Statements of Cash Flows for the
                    six months ended March 31, 1996 and
                    1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .        4

                Notes to Consolidated Financial Statements (unaudited)  . . . . . . . .        5


     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . .        8

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . .       12

     Item 2.    Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . .       12

     Item 3.    Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . .       12

     Item 4.    Submission of Matters to a Vote
                   Of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .       12

     Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . .       12

     Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .       12

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17


                      3CI COMPLETE COMPLIANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                         March 31,         September 30,
                                                                                           1996                1995
                                                                                      -------------       --------------
                                        ASSETS
Current Assets:
    Cash and cash equivalents                                                         $     553,038       $       78,556
    Restricted cash                                                                         130,000              100,000
    Accounts receivable, less allowances of $1,004,735 and $1,283,269
        at March 31, 1996 and September 30, 1995, respectively                            3,480,993            2,970,505
    Inventory                                                                                58,636               90,384
    Other current assets                                                                    470,436              254,378
                                                                                      -------------       --------------
        Total current assets                                                              4,693,103            3,493,823
                                                                                      -------------       --------------

Property, plant and equipment, at cost                                                   12,819,762           12,044,891
      Accumulated depreciation                                                           (3,297,797)          (2,656,169)
                                                                                      -------------       --------------
        Net property, plant and equipment                                                 9,521,965            9,388,722
                                                                                      -------------       --------------

Incineration rights and permits, at cost, net of accumulated amortization of $791,487 and $646,455 at
      March 31, 1996 and September 30, 1995, respectively                                 1,700,257            1,845,289
Excess of cost over net assets acquired, net of accumulated amortization of $673,026 and $517,237 at March 31, 1996  and September 30,
       1995, respectively                                                                10,141,599           10,297,387
Other intangible assets, net of accumulated amortization of $796,029 and
      $677,120 at March 31, 1996 and September 30, 1995, respectively                       699,541              493,375
                                                                                      -------------       --------------
           Total assets                                                               $  26,756,465       $   25,518,596
                                                                                      =============       ==============


                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                                                 -              226,501
    Current portion of long-term debt, unaffiliated lenders                               2,130,065            1,962,992
    Accounts payable                                                                      1,848,644            1,292,514
    Accrued liabilities                                                                   1,109,128            2,558,634
    Note Payable Majority Shareholder                                                     7,701,885
                                                                                      -------------       --------------
        Total current liabilities                                                        12,789,722            6,040,641
                                                                                      -------------       --------------


Accounts payable, affiliated companies                                                      289,156              307,046
Long-term debt unaffliated lenders, net of current portion                                1,082,240            1,475,622
Long-term debt majority shareholder, net of current portion                                       -            4,100,000
                                                                                      -------------       --------------
        Total liabilities                                                                14,161,118           11,923,309
                                                                                      -------------       --------------

Commitments and contingencies                                                                     -                    -

Accrued stock put option                                                                  1,800,000            1,773,948

Shareholders'  Equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued
    Common stock, $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 9,900,311 and 9,504,841 shares at
        March 31, 1996 and September 30, 1995, respectively                                  99,003               95,049
    Additional Paid-in capital                                                           20,108,745           19,665,235
    Accumulated deficit                                                                  (9,412,401)          (7,938,945)
                                                                                      -------------       --------------
        Total Shareholders' equity                                                       10,795,347           11,821,339
                                                                                      -------------       --------------
        Total liabilities and shareholders' equity                                    $  26,756,465       $   25,518,596
                                                                                      =============       ==============

The  accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                       For the               For the              For the           For the
                                                  Three Months Ended    Three Months Ended    Six Months Ended  Six Months Ended
                                                       March 31,             March 31,            March 31,         March 31,
                                                         1996                  1995                 1996              1995
                                                  -----------------     ----------------     ----------------    --------------
Revenues                                          $       4,408,871     $      4,051,394     $      9,151,924    $    8,294,052
Expenses:
      Cost of services                                    3,506,168            2,668,969            7,336,680         5,276,926
      Depreciation and amortization                         540,433              493,487              981,226           994,422
      Selling, general and administrative                   945,078            1,446,943            1,907,494         2,553,757
                                                  -----------------     ----------------     ----------------    --------------
      Loss from operations                                 (582,808)            (558,005)          (1,073,476)         (531,053)

Other income (expense):
Interest and other expense, net                            (204,970)             (29,698)            (373,928)         (184,048)
Loss before income taxes and accretion
    of stock put                                           (787,778)            (587,703)          (1,447,404)         (715,101)
                                                  -----------------     ----------------     ----------------    --------------
Income taxes                                                      -                    -                    -                 -
Accretion of stock put                                                           (52,098)             (26,052)         (112,880)
                                                  -----------------     ----------------     ----------------    --------------
Net loss                                          $        (787,778)    $       (639,801)    $     (1,473,456)   $     (827,981)
                                                  =================     ================     ================    ==============


Weighted average shares outstanding                       8,783,258            8,340,077            8,710,906         8,317,894
                                                  =================     ================     ================    ==============

Net loss per common share                         $           (0.09)    $          (0.08)    $          (0.17)   $        (0.10)
                                                  =================     ================     ================    ==============





The  accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      For the                  For the
                                                                                  Six Months Ended         Six Months Ended
                                                                                     March 31,                March 31,
                                                                                        1996                     1995
                                                                               ----------------------     --------------------
  Cash flow from operating activities:
       Net loss                                                                $           (1,473,456)    $           (827,981)
       Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
           Interest expense of affiliated debt                                                401,885
           Depreciation and amortization                                                      981,226                  994,422
           Accretion of stock put                                                              26,052                  112,880

           Change in assets and liabilities,

               (Increase) decrease in restricted cash                                         (30,000)                       -
               (Increase) decrease in accounts receivable, net                               (529,858)                 134,317
               (Increase) decrease in inventory                                                31,748                  (16,947)
               (Increase) decrease in prepaid expenses                                       (196,688)                (262,590)
               Increase (decrease) in accounts payable                                        556,126                  (38,460)
               Increase (decrease) in accounts payable, affiliated companies                  (17,890)                 159,230
               Increase (decrease) in accrued liabilities                                    (923,487)                (296,718)
                                                                               ----------------------     --------------------
                      Total adjustments to net loss                                           299,114                  786,134
                                                                               ----------------------     --------------------
                      Net cash provided by (used in) operating activities                  (1,174,342)                 (41,847)
                                                                               ----------------------     --------------------

  Cash flow from investing activities:
       Purchase of property, plant and equipment                                             (774,871)                (370,712)
       Increase in Intangible assets                                                         (322,761)                       -
                                                                               ----------------------     --------------------
                      Net cash used in investing activities                                (1,097,632)                (370,712)
                                                                               ----------------------     --------------------
  Cash flow from financing activities:
       Proceeds from issuance of notes payable
       Principal reduction of notes payable                                                  (226,501)                       -
       Proceeds from issuance of long-term debt, unaffiliated lenders                         166,338                        -
       Reduction of long-term debt, unaffiliated lenders                                     (393,381)              (1,667,686)
       Proceeds from issuance of note payable to majority shareholder                       3,200,000                2,000,000
                                                                               ----------------------     --------------------
                      Net cash provided by financing activities                             2,746,456                  332,314
                                                                               ----------------------     --------------------

  Net increase (decrease) in cash and cash equivalents                                        474,482                  (80,245)
                                                                               ======================     ====================

  Cash and cash equivalents, beginning of period                                               78,556                  286,006
                                                                               ----------------------     --------------------
  Cash and cash equivalents, end of period                                     $              553,038     $            205,761
                                                                               ======================     ====================





  The  accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


(1)    ORGANIZATION AND BASIS OF PRESENTATION

3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation and incineration of biomedical waste in the southeastern and southwestern United States. In February 1994, subsidiaries of 3CI acquired all the assets and business operations of American Medical Transports Corporation (AMTC), an Oklahoma corporation, and A/MED, Inc. (A/MED), a Delaware corporation. Both AMTC and A/MED were engaged in businesses similar to that of 3CI. Waste Systems, Inc.
(WSI), a Delaware corporation, was the majority shareholder of both AMTC and A/MED (the Companies). Additionally, in February 1994, WSI purchased 1,255,182 shares of 3CI common stock from American Medical Technologies (AMOT).

As a result of the transactions described above, WSI became the majority shareholder of 3CI immediately following the acquisition of AMTC and A/MED. For accounting purposes, AMTC and A/MED were considered the acquirer in a reverse acquisition. The combined financial statements of AMTC and A/MED are the historical financial statements of the Company for periods prior to the date of the business acquisition. Historical combined shareholders' equity of AMTC and A/MED has been retroactively restated for the equivalent number of 3CI shares received for the assets and business operations of AMTC and A/MED, and the combined accumulated deficit of AMTC and A/MED has been carried forward.

The accompanying consolidated financial statements have been prepared, without audit, by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading and the financial statements reflect all adjustments which are necessary for a fair presentation of these financial statements. Certain reclasses have been made to prior year accounts to conform to current year presentations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, as filed with the Securities and Exchange Commission.

(2) NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share was computed by dividing net income (loss) for each quarterly period by the weighted average number of common shares outstanding for each period. In October 1994, the Company aquired substantially all the assets and assumed certain liabilities of River Bay Corporation. The 865,500 shares issued in connection with the acquisition of River Bay have been
excluded from weighted average shares outstanding.   The accretion of a Stock
Put Option related to the purchase of the River Bay division is reflected as a reduction of net income in determining net income to common shareholders. In conjunction with the business acquisition with respect to AMTC and A/MED the weighted average shares outstanding have been retroactively restated for reverse acquisition accounting to reflect the equivalent shares based on the conversion ratio established in the merger transaction. The effect of stock options and warrants is antidilutive and is therefore not considered in the calculation of net loss per common share.

(3) BUSINESS CONDITIONS

The Company has consistently incurred losses for the past several fiscal years and losses have continued into fiscal 1996. The Company has historically relied on WSI for funding, and such support was again necessary in the second quarter of fiscal 1996 and will continue to be necessary in the future. Management and the Company's board of directors have implemented a business plan and long term strategy which success is dependent upon the Company's ability to substantially reduce operating expenses and increase the average revenue per pound to levels sufficient to generate income and cash flow necessary to satisfy its obligations as they become due and realize the recorded value of its assets. In the absence of the Company being able to obtain third party financing, WSI has agreed to provide the Company with a promissory note of up to $8 million, of which $7.3 million in cash has been advanced as of March 31, 1996, leaving $100,000 of future cash available. The note agreement contains various covenants, which among other things, required that the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 not exceed $600,000, and that net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall exceed $100,000, $200,000 and $300,000, respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). During the first quarter, management became aware that critical aspects of the business plan had been delayed such as the commencing of incineration facilities in Birmingham, Alabama and a shift to reusable waste containers. These items, coupled with lower than expected revenues, contributed to losses incurred for the quarters ended December 31, 1995, and March 31, 1996 which have been significantly greater than expected. Consequently, as of March 31, 1996 the Company was not in compliance with the loan covenant described above and management's revised earnings estimates indicate that the Company will not be in compliance with the covenants related to the periods ending June 30, and September 30, 1996. In February and May 1996, the Company requested and received financial covenant waivers from WSI related to the quarters ended December 31, 1995 and March 31, 1996. The Company intends to seek covenant waivers for the subsequent quarters, however, no assurance can be given that additional waivers can be obtained.

Management believes, based upon revised cash projections, that additional funding above the $8,000,000 line of credit will be required to meet its expenses and obligations as they become due. The Company is currently renegotiating an increase in its line of credit with WSI to meet the revised increase in cash requirements, however, no assurance can be given that WSI will continue to advance funds to the Company and to forego demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

The nature and level of competition in the medical waste industry has remained high for several years. This condition has produced aggressive price competition and results in pressure on profit margins. The Company competes against companies which have access to greater capital resources. In order to compete in this industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current stockholders and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

(4)     COMMITMENTS AND CONTINGENCIES

In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company.

The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes it has adequately reserved for potential losses related to this matter. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations. Legal fees related to this matter continue to strain cash available to fund operations and have contributed to the need for additional advances from WSI.

In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case has been transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of common stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of common stock held by the plaintiffs become freely tradable and the market price of the common stock averages at least $2.50 over a period of 42 consecutive days. During the six months ended March 31, 1996 the Company made payments totaling approximately $81,000 to the plaintiffs related to this agreement. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the common stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations and the related security interests of the Company to the plaintiffs.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessment will not have a materially adverse effect on the Company's financial position or results of operations except where noted above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                      Three Months Ended                   Six Months Ended
                                           March 31,                            March 31,
                                ------------------------------         ---------------------------
                                   1996                 1995              1996             1995
                                ---------            ---------         ---------         ---------
Revenues                        $   4,409            $   4,051         $   9,152         $   8,294
Costs of Services                   3,506                2,669             7,337             5,277
Selling, General and
  Administrative Expense              945                1,447             1,907             2,554
Loss from operations                 (583)                (558)           (1,073)             (531)
Other expense and stock
  accretion, net                     (205)                 (82)             (400)             (297)
Net loss                             (788)                (640)           (1,473)             (828)



THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

REVENUES:

Revenues for the three month period ended March 31, 1996, increased to $4,408,871 from revenues for the three month period ended March 31, 1995 of $4,051,394. The increase in revenue is primarily due to an overall increase in volume. The industry continued to experience a downward pressure in pricing caused by competitors attempting to gain market share through deep discount pricing.

COSTS OF SERVICES:

Cost of services increased to $3,506,168 for the three months ended March 31, 1996, compared to $2,668,969 for the three month period ended March 31, 1995. The increased cost of services resulted from higher transportation costs, higher incineration costs paid to third parties, and a substantial increase in operating supplies. These higher operating costs can be partially associated with the River Bay division due to the delays in the start of an incinerator located in Birmingham, Alabama. Management believes that the completion of the incinerator should reduce future costs of services in that region. Additionally, the Company is in the process of implementing a program to shift from cardboard boxes to reusable waste containers in order to reduce box costs. The reusable containers have not been fully incorporated, however, resulting in box costs which have been higher than anticipated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended March 31, 1996, decreased to $945,078 compared to $1,446,943 for the three month period ended March 31, 1995. As a percentage of revenue, the expense for the 1996 period decreased to 21.4% compared to 35.7% for the 1995 period. The decrease is related to one time salary settlements being incurred in March 1995, and the elimination of duplicative administration functions that were being incurred by the Company from previous acquistions. Additionally, during the quarter ended March 31, 1995, the Company incurred costs associated with the relocation of it's corporate offices from Houston, Texas to Shreveport, Louisiana.

DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended March 31, 1996 increased to $540,433 compared $493,487.

INTEREST EXPENSE increased to $204,970 for the quarter ended March 31, 1996 from $29,698 for the three months ended March 31, 1995. This increase was due to interest related to the WSI promissory note.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995:

REVENUES:

Revenues for the six month period ended March 31, 1996, increased to $9,151,924 from revenues for the six month period ended March 31, 1995 of $8,294,052.
This increase in revenue is primarily due to an overall increases in volume. The industry continued to experience a downward pressure in pricing caused by competitors attempting to gain market share through deep discount pricing.

COSTS OF SERVICES:

Cost of services increased to $7,336,680 for the six months ended March 31, 1996, compared to $5,276,926 for the six month period ended March 31, 1995. The increased cost of services resulted from higher transportation costs, incineration costs paid to third parties, and a substantial increase in the costs of operating supplies. These higher operating costs can be partially associated with the River Bay division due to the delays in the start of an incinerator located in Birmingham, Alabama. Management believes that the completion of the incinerator should reduce the cost of services for that region. Additionally, the costs of supplies, (primarily boxes and liners) increased as a result of increased prices of paperboard and resin, resulting in higher cost per revenue dollar. The Company was not able to pass all these cost increases on to its customers due to ongoing competitive pricing pressures. During the six months ended March 31, 1996 the Company implemented a program to shift to reusable waste containers in order to reduce box costs. The reusable containers have not yet been fully incorporated, however, resulting in box costs which have been higher than anticipated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the six month period ended March 31, 1996 decreased to $1,907,494 compared to $2,553,757 for the six month period ended March 31, 1995. As a percentage of revenue, expenses for the 1996 period decreased to 20.8% compared to 30.8% for the 1995 period. The decrease is related to one time salary settlements that were incurred in the six months ended March 31, 1995, and the elimination of duplicative administration functions that were being incurred by the Company from previous acquisitions. Additionally, during the six months ended March 31, 1995 the Company incurred costs associated with the relocation of it's corporate offices from Houston, Texas to Shreveport, Louisiana.

DEPRECIATION AND AMORTIZATION EXPENSE for the six months ended March 31, 1996 decreased to $981,226 compared $994,422.

INTEREST EXPENSE increased to $373,928 for the six months month ended March 31, 1996 from $184,048 for the six months ended March 31, 1995. This increase in interest expense was due to the WSI promissory note.

                        LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

As a result of its prior expansion and program of acquisitions, as well as operating cash deficits, the Company has experienced liquidity deficiencies. In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including deferred interest, with cash advances not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. As of March 31, 1996, the Company has borrowed an additional $3,200,000 for a total of $7.3 million, under the note, leaving only $100,000 available for additional cash advances. The note agreement contains various covenants, which among other things, required that the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 not exceed $600,000, and that net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall exceed $100,000, $200,000 and $300,000 respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). During the first and second quarter management became aware that critical aspects of the business plan had been delayed such as the commencing of incineration facilities in Birmingham, Alabama a shift to reusable waste containers. These items, coupled with lower than expected revenues contributed to losses incurred for the quarters ended December 31, 1995, and March 31, 1996 which have been significantly greater than expected. Consequently, as of March 31, 1996 the Company was not in compliance with the loan covenant described above and management's revised earnings projections indicate that the Company will not be in compliance with the covenants related to the periods ending June 30, and September 30, 1996. In February and May 1996, the Company requested and received financial covenant waivers from WSI for the net after tax loss before stock accretion requirements related to the quarters ended December 31, 1995 and March 31, 1996. The Company intends to seek covenant waivers for the subsequent quarters, however, no assurance can be given that additional waivers can be obtained.

Management believes, based upon revised cash projections, that additional funding above the $8,000,000 line of credit will be required to meet its expenses and obligations as they become due. The Company is currently renegotiating an increase in its line of credit with WSI to meet these revised cash projections, however, no assurance can be given that following April 30, 1996, WSI will continue to advance funds to the Company and to forego demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

OPERATING ACTIVITIES

The Company continues to experience a cash loss from operations during the quarter ended March 31, 1996. The Company anticipates a working cash deficit from operations for fiscal 1996 and will be dependent upon WSI to fund its continued operations.

INVESTING ACTIVITIES

In March 1996, the Company began the operation of incineration facilities in Birmingham, Alabama. Expenditures related to the project during fiscal 1995 and the three months ended December 31, 1995 totaled $376,000, and $150,000 respectively in addition to the $550,000 incurred on the facility prior to acquisition of River Bay. The Company expects to spend approximately an additional $200,000 to complete the facility. An integral part of management's plans to increase revenues per pound and decrease operating costs is the start up and operation of the Company's new incinerator in Birmingham, Alabama. Originally scheduled for completion in December 1995, the start up of the incinerator was delayed to the second quarter of fiscal 1996.

Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -

                             (b) INDEX TO EXHIBITS

    EXHIBITS

    Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report (as used in the following listing, "3CI" refers to the Company):

EXHIBIT                                                                                                                    PAGE
NUMBER                                                DESCRIPTION                                                         NUMBER
- - ------                                                -----------                                                         ------
2.1.         Copy of Agreement of Purchase and Sale dated as of June 27, 1991 by, between and among American Medical
             Technologies, Inc., Harry Argovitz, et ux, Complete Compliance Corporation and 3CI Transportation Systems
             Corporation, as amended by the First Amendment thereto dated as of September 3, 1991 and the Second
             Amendment thereto dated as of October 7, 1991 (incorporated by reference to Exhibit 10(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

2.2.         Copy of Blanket Conveyance, Bill of Sale and Assignment dated as of September 6, 1991 executed and delivered by American Medical Technologies, Inc., in favor of 3CI (incorporated by reference to Exhibit 10(o) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14,
             1992).

2.3.         Copy of Asset Purchase Agreement dated as of December 10, 1991 between 3CI, MedCon, Inc., and
             Harry S. Allen, individually and as sole shareholder of MedCon, Inc. (incorporated by reference to Exhibit 10(d) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14,
             1992).

2.4.         Copy of First Amendment dated March 26, 1992 to Asset Purchase Agreement by, and between and among, MedCon, Inc., Harry S. Allen, as sole shareholder of MedCon, Inc., and 3CI (incorporated by reference to Exhibit 10(n) of 3CI's registration statement on Form S-1 (No. 33-45632)
             effective April 14, 1992).

2.5.         Copy of Second Amendment dated May 22, 1992 to Asset Purchase Agreement by, between and among
             MedCon, Inc., Harry S. Allen, as the sole shareholder of MedCon, Inc. and 3CI (incorporated by reference to Exhibit 2.6 of 3CI's Annual Report on Form 10-K for the fiscal year ended September
             30, 1992).

2.6.         Copy of Third Amendment dated October, 1992 to Asset Purchase Agreement by, between and among
             MedCon, Inc., Harry S. Allen, as sole shareholder of MedCon, Inc. and 3CI (incorporated by reference to Exhibit 2.7 of 3CI's Annual Report on Form 10-K for the fiscal year ended September
             30, 1992).

2.7.         Purchase Agreement and Plan of Reorganization dated February 4, 1994, among A/MED, Inc., 3CI
             Complete Compliance Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to
             Exhibit 1.1 of 3CI's report on Form 8-K filed February 7, 1994).

2.8.         Purchase Agreement and Plan of Reorganization dated February 4, 1994, among  A/Med, Inc., 3CI
             Complete Compliance Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to
             Exhibit 1.2 of 3CI's report on Form 8-K filed February 7, 1994).

2.9.         Stock Purchase Agreement dated February 4, 1995, between Waste Systems, Inc. and 3CI Complete
             Compliance Corporation (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed February 7, 1994).

2.10.        Purchase Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay
             Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.1 of 3CI's report on Form
             8-K filed October 27, 1994).

2.11.        Addendum to Purchase Agreement dated October 12, 1994, among 3CI Complete Compliance
             Corporation, River Bay Corporation and Marlan Baucum. (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed October 27, 1994).

2.12.        Assumption of Liabilities dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI
             Acquisition Corp./A/MED, Marlan Baucum and River Bay Corporation. (incorporated by reference to
             Exhibit 1.11 of 3CI's report on Form 8-k filed October 27, 1994).

2.13.        Plan of Reorganization and Acquisition Agreement dated August 9, 1994, among the 3CI, Med-Waste
             Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 2.14 of 3CI's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1992).

4.1.         Copy of Representative Warrant Agreement dated as of April 14, 1992 (incorporated by reference to Exhibit 4(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14,
             1992).

4.2.         Copy of Promissory Note of the Company dated January 13, 1993, in the principal amount of
             $200,000, bearing interest payable quarterly at payee's prime rate plus 1% payable on or before
             January 15, 1995, to the order of Midlantic National Bank with payment of principal subject to the conditions specified in Paragraph 14 of said promissory note (incorporated by reference to
             Exhibit 4.2. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

4.3.         Copy of Deed of Trust, Assignment, Security Agreement and Financing Statement dated January 13,
             1993, granted and delivered by the Company in favor of Midlantic National Bank to secure the
             Company's promissory note of even date referred to in Exhibit 4.2. immediately above
             (incorporated by reference to Exhibit 4.3. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

4.4.         Copy of Warrant No. 3CI-01 issued to James T. Rash providing for the purchase on or before
             December 31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided (incorporated by reference to Exhibit 4.4 of
             3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

4.5.         Copy of Warrant No. 3CI-02 issued to Leonard A. Bedell providing for the purchase on or before
             December 31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided. (incorporated by reference to Exhibit 4.5 of
             3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

4.6.         Put Option Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River
             Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.3 of 3CI's report on
             Form 8-K filed October 27, 1994).

4.7.         Stock Pledge Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and
             River Bay Corporation  (incorporated by reference to Exhibit 1.4 of 3CI's report on Form 8-K filed October 27, 1994).

4.8.         Stock Escrow and Pledge Agreement dated July 1994, among 3CI, Med-Waste Disposal Service, Inc.,
             Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 4.11 of
             3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

4.9.         Copy of Revolving Promissory Note dated June 1, 1995, in the principal amount of $6,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit 4.1 of 3CI's
             Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.10.        Copy of Revolving Promissory Note dated September 1, 1995 in the principal amount of $6,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit 4.2 of 3CI's
             Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.11.        Copy of Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit 4.11 of
             3CI's Annual Report on Form 10K for the fiscal year ended September 30, 1995).

10.1.        Copy of Contract dated August 22, 1989 between 3CI and the City of Carthage, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.2.        Copy of Addendum dated March 30, 1992 to Contract between 3CI and the City of Carthage, Texas
             (incorporated by reference to Exhibit 10 (p) of 3CI's registration statement on Form S-1 (No.
             33-45632) effective April 14, 1992).

10.3.        Copy of First Amendment dated July, 1993 to Contract between 3CI and City of Carthage, Texas
             (incorporated by reference to Exhibit 10.3 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

10.4.        Copy of Contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 (b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.5.        Copy of form of Amendment No. 1 dated October 12, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste
             (incorporated by reference to Exhibit 10.5. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

10.6.        Copy of form of Amendment No. 2 dated December 29, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste
             (incorporated by reference to Exhibit 10.6. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

10.7.        Copy of form of Amendment No. 3 dated December, 1993 to the contract dated August, 1989, between
             3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.7. of 3CI's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1993).

10.8.        Copy of Termination Agreement, dated as of May 20, 1993, between 3CI, Micro-Waste Corporation and the shareholders of Micro-Waste Corporation (incorporated by reference to Exhibit 10.17. of
             3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

10.9.        Copy of 1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.10.       Promissory Note dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI
             Acquisition Corp./A/MED and River Bay Corporation  (incorporated by reference to Exhibit 1.5 of
             3CI's report on Form 8-K filed October 27, 1994).

10.11.       Promissory Note dated October 10, 1994, between 3CI Complete Compliance Corporation and River
             Bay (incorporated by reference to Exhibit 1.6 of 3CI's report on Form 8-K filed October 27,
             1994).

10.12.       Security Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI
             Acquisition Corp./A/MED and River Bay (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).

10.13.       Security Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River
             Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed
             October 27, 1994).

10.14.       Mortgage, Security Agreement, Assignment of Leases and Financing Statement dated October 10,
             1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp., A/A/MED and River Bay
             Corporation  (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October
             27, 1994).

10.15.       Debt Subordination Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation,
             3CI Acquisition Corp./A/MED, River Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra
             Baucum, The Smith County Bank and the Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).

10.16.       Non-Competition Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.12 of 3CI's report on Form 8-K filed
             October 27, 1994).

10.17.       Employment Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Zeb
             Baucum (incorporated by reference to Exhibit 1.13 of 3CI's report on Form 8-K filed October 27,
             1994).

10.18.       Consultant Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and
             Marlan Baucum (incorporated by reference to Exhibit 1.14 of 3CI's report on Form 8-K filed
             October 27, 1994).

10.19.       Employment Agreement dated May 20, 1994, between 3CI and Patrick Grafton (incorporated by reference to Exhibit 10.19 of 3CI's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1992).

10.20.       Employment Agreement dated May 20, 1994, between 3CI and Charles Crochet (incorporated by reference to Exhibit 10.20 of 3CI's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1992).

10.21.       Employment Agreement dated August 31, 1995, between 3CI and Charles D. Crochet incorporated by reference to Exhibit 10.21 of 3CI's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1995).

10.22.       Modification of Purchase Transaction dated January 25, 1995, among 3CI, 3CI Acquisition
             Corp./A/MED, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 10.22 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.23        Settlement Agreement dated January 1996 among James H. Shepherd, James Michael Shepherd and
             Richard T. McElhannon, as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues,
             Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
             1995).

16.1         Letter Re:  Change in Certifying Accountant (incorporated by reference to Exhibit 16.2 of 3CI's report on Form 8-K/A filed December 28, 1994).

27           Financial Data Schedule


(b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                     3CI COMPLETE COMPLIANCE CORPORATION
                                  (Company)




May 13, 1996                   /s/  Charles D. Crochet
                              ------------------------------------------------
                              Charles D. Crochet
                              President (Principal Executive Officer)





May 13, 1996                   /s/  Curtis W. Crane
                              ------------------------------------------------
                              Curtis W. Crane
                              Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer
                              and Principal Accounting Officer)

                              INDEX TO EXHIBITS


27 -- Financial Data Schedule