Form 10-Q
period 1996-06-30
3CI COMPLETE COMPLIANCE CORP
filed 1996-08-12
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________


                         Commission file number 1-11097
                                                -------

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]   NO [ ]

                             ----------------------


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     The number of shares of Common Stock outstanding as of the close of business on August 14, 1996, was 9,900,311.

                     3CI COMPLETE COMPLIANCE CORPORATION


                                   I N D E X



                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
              June 30, 1996 (unaudited) and September 30, 1995 ............  2

          Consolidated Statements of Operations for the three months and nine months ended June 30, 1996 and 1995 (unaudited) ........  3

          Consolidated Statements of Cash Flows for the
              nine months ended June 30, 1996 and
              1995 (unaudited) ............................................  4

          Notes to Consolidated Financial Statements (unaudited) ..........  5


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................  8

PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings 12

Item 2.   Changes in Securities ........................................... 12

Item 3.   Defaults Upon Senior Securities ................................. 12

Item 4.   Submission of Matters to a Vote
              Of Security Holders ......................................... 12

Item 5.   Other Information ............................................... 12

Item 6.   Exhibits and Reports on Form 8-K ................................ 12


SIGNATURES ................................................................ 17


                     3CI COMPLETE COMPLIANCE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                                                          JUNE 30,        SEPTEMBER 30,
                                                                                            1996             1995
                                                                                        ------------      ------------
                                    ASSETS

Current Assets:
  Cash and cash equivalent                                                              $       --        $     78,556
  Restricted cash                                                                            131,458           100,000
  Accounts receivable, less allowances of $913,082 and $1,283,269
     at June 30, 1996 and September 30, 1995, respectively                                 3,549,174         2,970,505
  Inventory                                                                                   72,802            90,384
  Prepaid expenses and other                                                                 374,213           254,378
                                                                                        ------------      ------------
     Total current assets                                                                  4,172,648         3,493,823
                                                                                        ------------      ------------

Property, plant and equipment, at cost                                                    13,396,632        12,044,891
     Accumulated depreciation                                                             (3,662,090)       (2,656,169)
                                                                                        ------------      ------------
       Net property, plant and equipment                                                   9,734,542         9,388,722
                                                                                        ------------      ------------

Incincration rights and permits, at cost, net of accumulated amortization of $864,002 and $646,455 at
     June 30, 1996 and September 30, 1995, respectively                                    1,627,741         1,845,289
Excess of cost over net assets acquired, net of accumulated amortization
     of $750,921 and $517,237 at June 30, 1996 and September 30, 1995, respectively       10,063,705        10,297,387
Other intangible assets, net of accumulated amortization of $855,483 and
     $796,029 at June 30, 1996 and September 30, 1995, respectively                          640,122           493,375
                                                                                        ------------      ------------
        Total assets                                                                     $ 26,238,757      $ 25,518,596
                                                                                        ============      =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank Overdrafts                                                                          42,914              --
     Notes payable                                                                             --              226,501
     Current portion of long-term debt, unaffiliated lenders                               1,692,783         1,962,992
     Accounts payable                                                                      1,894,931         1,292,514
     Accrued liabilities                                                                     880,746         2,558,634
     Note Payable Majority Shareholder                                                     8,215,224
                                                                                        ------------      ------------
       Total current liabilities                                                          12,726,598         6,040,641
                                                                                        ------------      ------------

Accounts payable, affiliated companies                                                       294,166           307,046
Long-term debt unaffiliated lenders, net of current portion                                1,030,247         1,475,622
Long-term debt majority shareholder, net of current portion                                     --           4,100,000
                                                                                        ------------      ------------
       Total liabilities                                                                  14,051,011        11,923,309
                                                                                        ------------      ------------

Commitments and contingencies                                                                   --                --

Accrued stock put option                                                                   1,800,000         1,773,948

Shareholders' Equity:
     Preferred stock, no par value, authorized 1,000,000 shares; none issued
     Common Stock, $.01 par value, authorized 15,000,000 shares;
       issued and outstanding 9,900,311 and 9,504,841 shares at
       March 31, 1996 and September 30, 1995, respectively                                    99,003            95,049
     Additional Paid-in capital                                                           20,108,744        19,665,235
     Accumulated deficit                                                                  (9,820,001)       (7,938,945)
                                                                                        ------------      ------------
       Total Shareholders' equity                                                         10,387,746        11,821,339
                                                                                        ------------      ------------
       Total liabilities and shareholders' equity                                       $ 26,238,757      $ 25,518,596
                                                                                        ============      =============


The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                            FOR THE                 FOR THE                 FOR THE                 FOR THE
                                        THREE MONTHS ENDED     THREE MONTHS ENDED       NINE MONTHS ENDED      NINE MONTHS ENDED
                                            JUNE 30,                JUNE 30,                JUNE 30,               JUNE 30,
                                              1996                   1995                    1996                    1995
                                        ------------------     ------------------       -----------------      -----------------
Revenue                                   $ 4,685,228            $  3,901,239             $ 13,837,152            $ 11,952,240
Expenses:
  Cost of services                          3,412,666               2,993,968               10,749,346               8,027,844
  Depreciation and amortization               555,357                 496,297                1,536,583               1,490,719
  Selling, genral and administrative          899,127               2,285,066                2,806,620               4,838,822
                                          -----------            -----------              ------------            ------------
  Loss from operations                       (181,922)             (1,874,092)              (1,255,397)             (2,405,145)

Other income (expense):
Interest and other expense, net              (225,679)              (113,699)                 (599,607)               (297,747)
Loss before income taxes and accretion
  of stock put                               (407,601)            (1,987,791)               (1,855,004)             (2,702,892)
                                          -----------            -----------              ------------            ------------
Income taxes                                      --                     --                        --                      --
Accretion of stock put                            --                 (52,098)                  (26,052)               (164,978)
                                          -----------            -----------              ------------            ------------
Net Loss                                  $  (407,601)           $(2,039,889)             $ (1,881,056)           $ (2,867,870)
                                          ===========            ===========              ============            ============
Weighted average shares outstanding         8,783,258              8,729,759                 8,710,966               8,445,251
                                          -----------            -----------              ------------            ------------
Net loss per common share                 $     (0.05)           $     (0.23)             $      (0.22)           $      (0.34)
                                          ===========            ===========              ============            ============


The accomanpanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                    FOR THE                  FOR THE
                                                               NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                                     1996                     1996
                                                                -----------------       -----------------
Cash flow from operating activities:
  Net loss                                                         $(1,881,056)            $(2,867,870)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Deferred interest on affiliated debt                               565,224                  -
    Depreciation and amortization                                    1,536,583               1,490,719
    Provision for uncollectible accounts receivable                     -                      700,000
    Accretion of stock put                                              26,052                 164,978


    Change in asset and liabilities,
      (Increase) decrease in bank overdrafts                            42,914                  -
      Issuance of common stock                                         447,463                  -
      (Increase) decrease in restricted cash                           (31,458)                 -
      (Increase) decrease in accounts receivable, net                 (623,669)                345,021
      (Increase) decrease in Inventory                                  17,583                 (76,537)
      (Increase) decrease in prepaid expenses                         (119,835)                (75,093)
      Increase (decrease) in accounts payable                          602,417              (1,180,265)
      Increase (decrease) in accounts payable, affiliated companies    (12,880)                154,230
      Increase (decrease) in accrued liabilities                     1,677,888)                375,066
                                                                   -----------             -----------
        Total adjustments to net loss                                  772,506               1,898,119
                                                                   -----------             -----------
        Net cash provided by (used in) operating activities         (1,108,550)               (969,751)

Cash flow from investing activities:
  Purchase of property, plant and equipment                         (1,255,157)               (457,931)
  Increase in intangible assets                                       (322,761)                   -
                                                                   -----------             -----------
        Net cash used in investing activities                       (1,577,918)               (457,931)
                                                                   -----------             -----------

Cash flow from financing activities:
  Principal reduction of notes payable                                (226,507)                   -
  Reduction of long-term debt, unaffiliated lenders                   (715,581)             (1,788,368)
  Proceeds from issuance of note payable to majority shareholder     3,550,000               3,100,000
                                                                   -----------             -----------
        Net cash provided by financing activities                    2,607,912               1,311,632
                                                                   -----------             -----------

Net decrease in cash and cash equivalents                              (78,556)               (116,050)
                                                                   -----------             -----------

Cash and cash equivalents, beginning of period                          78,556                 286,006
                                                                   -----------             -----------

Cash and cash equivalents, end of period                           $         0             $   169,956
                                                                   ===========             ===========



The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


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

(2)  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share was computed by dividing net income (loss) for each quarterly period by the weighted average number of common shares outstanding for each period. In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of River Bay Corporation. The 865,500 shares issued in connection with the acquisition of
River Bay have been excluded from weighted average shares outstanding.   The
accretion of a Stock Put Option related to the purchase of the River Bay division is reflected as a reduction of net income in determining net income to common shareholders. In conjunction with the business acquisition with respect to AMTC and A/MED, the weighted average shares outstanding have been retroactively restated for reverse acquisition accounting to reflect the equivalent shares based on the conversion ratio established in the merger transaction. The effect of stock options and warrants is antidilutive and is therefore not considered in the calculation of net loss per common share.

(3) BUSINESS CONDITIONS

The Company has consistently incurred losses for the past several fiscal years and losses have continued into fiscal 1996. The Company has historically relied on WSI for funding, and such support was again necessary in the third quarter of fiscal 1996 and will continue to be necessary in the future. Management and the Company's board of directors have implemented a business plan and a coordinating long term strategy. The success of these measures is dependent upon the Company's ability to substantially reduce operating expenses and increase the average revenue per pound to levels sufficient to generate the income and cash flow necessary to satisfy its obligations as they become due and realize the recorded value of its assets. In the absence of the Company being able to obtain third party financing, WSI has agreed to provide the Company with a promissory note of up to $8 million including deferred interest, with cash advances not to exceed $7.4 million. As of June 30, 1996 $7.65 million in cash has been advanced thus exceeding the principal line of credit and leaving no availability for cash advances under the current note. The note agreement contains various covenants which, among other things, required that the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 not exceed $600,000, and that net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall exceed $100,000, $200,000 and $300,000, respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). During the first quarter management became aware that critical aspects of the business plan had been delayed, such as the commencing of incineration facilities in Birmingham, Alabama and the shift to reusable waste containers. These items, coupled with lower than expected revenues, contributed to losses incurred for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996 which have been significantly greater than expected. Consequently, as of June 30, 1996, the Company was not in compliance with the loan covenant described above and management's revised earnings estimates indicate that the Company will not be in compliance with the covenants related to the period ending September 30, 1996. In the previous quarters for the fiscal year ending 1996, the Company requested and received financial covenant waivers from WSI related to the quarter ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company intends to seek a covenant waiver for the fourth quarter, however, no assurance can be given that additional waivers can be obtained.

Management believes, based upon revised cash projections, that additional funding above the $8,000,000 line of credit will be required to meet its expenses and obligations as they become due. The Company is currently in discussions to renegotiate an increase in its line of credit with WSI to meet the revised increase in cash requirements, however, no assurance can be given that WSI will continue to advance funds to the Company and forego the demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

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

In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Springs County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case has been transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of common stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of common stock held by the plaintiffs become freely tradable and the market price of the common stock averages at least $2.50 over a period of 42 consecutive days. During the nine months ended June 30, 1996, the Company made payments totaling approximatly $128,000 to the plaintiffs related to this agreement. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the common stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations and the related security interests of the Company to the plaintiffs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:



                            Three Months Ended                    Nine Months Ended
                                 June 30,                            June 30,
                           --------------------                ------------------------
                             1996        1995                     1996           1995
                          ---------     -------                ---------       --------
Revenues                      $4,685   $  3,901                 $13,837        $11,952
Costs of Services              3,413      2,994                  10,749          8,028
Selling, General and
  Administrative Expense         899      2,285                   2,807          4,839
Loss from operations            (182)    (1,874)                 (1,255)        (2,405)
Other Expense and Stock
Accretion, Net                  (226)      (166)                   (626)          (463)
Net loss                        (408)    (2,040)                 (1,881)        (2,868)

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995:

REVENUES:

Revenues for the three month period ended June 30, 1996 increased to $4,685,228 from revenues for the three month period ended June 30, 1995 of $3,901,239, representing an increase of 20%. The Company has been able to achieve this increase in revenues by a change in the mix and an increase in the volume of waste streams collected and processed at its facilities. The Company has been able to achieve this increase notwithstanding continued downward pressure on pricing resulting from the high level of competition in the industry.

COSTS OF SERVICES:

Costs of services increased to $3,412,666 for the three months ended June 30, 1996, compared to $2,993,968 for the three month period ended June 30, 1995.
As a percentage of revenue, cost of services decreased to 73% from 77% from period to period. The increase in cost of services resulted from the Company incurring higher transportation costs due to the increase in volume of the waste stream and the change in the mix of waste that the Company is handling. In January 1996, the River Bay division began the operation of an incinerator located in Birmingham, Alabama which has enabled the Company to reduce outside incineration costs paid to third parties, and to reduce additional transportation and repackaging costs associated with the dependency for outside incineration. The Company has also begun to experience positive effects from implementing a shift from cardboard boxes to reusable waste containers.

SELLLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended June 30, 1996 decreased to $899,127 compared to $2,285,066 for the three month period ended June 30, 1995. As a percentage of revenue, the expense for the 1996 period decreased to 19.1% compared to 58.6% for the 1995 period. The 1995 period includes two items which account for $1.2 million of the increase: a $500,000 accrual for legal fees related to the lawsuits described in footnote (4), and a $700,000 increase in the allowance for uncollectible accounts.

DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended June 30, 1996 increased to $555,357 compared to $496,297 for the three month period ended June 30, 1996.

INTEREST EXPENSE increased to $225,679 for the quarter ended June 30, 1996 from $113,699 for the three months ended June 30, 1995. The increase in interest expense is primarily attributed to a $4.55 million increase in the note payable from advances by the majority shareholders.


NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995:

REVENUES:

Revenues for the nine month period ended June 30, 1996 increased to $13,837,152 from revenues for the nine month period ended June 30, 1995 of $11,952,240, representing an increase of 16%. The Company has been able to achieve this increase in revenues by a change in themix and an increase in the volume of waste streams collected and processed at its facilities. The Company has been able to achieve the increase notwithstanding continued downward pressure on pricing resulting from the high level of competition in the industry.

COSTS OF SERVICES:

Costs of services increased to $10,749,346 for the nine months ended June 30, 1996, compared to $8,027,844 for the nine month period ended June 30, 1995.
The increased cost of services resulted from higher transportation costs, escalating incineration costs paid to third parties, and a substantial increase in the costs of operating supplies. These higher operating costs can be partially associated with the River Bay division due to the delay in the start of an incinerator located in Birminham, Alabama. The incinerator was in full operation during the quarter ended June 30, 1996 and has begun to achieve some of the projected reduction in outside incinerator costs paid to third parties and the elimination of additional transportation and repackaging costs associated with the dependency for outside incineration.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the nine month period ended June 30, 1996 decreased to $2,806,620 compared to $4,838,822 for the nine month period ended June 30, 1995. As a percentage of revenue, expenses for the 1996 period decreased to 20.3% compared to 40.5% for the 1995 period. The 1995 period includes two items which account for $1.2 million of the increase: a $700,000 increase in the allowance for uncollectible accounts, and a $500,000 accrual for legal fees related to the lawsuits described in footnote (4). The higher costs in 1995 also include one time severance costs and duplicative administration functions that were being incurred by the Company from previous acquisitions. Additionally, during the nine months ended June 30, 1995 the Company incurred costs associated with the relocation of it's corporate offices from Houston, Texas to Shreveport, Louisiana.


DEPRECIATION AND AMORTIZATION EXPENSE for the nine months ended June 30, 1996 increased to $1,536,583 compared to $1,490,719 for the nine months ended June 30, 1995.

INTEREST EXPENSE increased to $599,607 for the nine months ended June 30, 1996 from $297,747 for the nine months ended June 30, 1995. The increase in interest expense is primarily attributed to a $4.55 million increase in the note payable from advances by the majority shareholders.


                        LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

As a result of its prior expansion and program of acquisitions, as well as operating cash deficits, the Company has experienced liquidity deficiencies.
In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995 to increase the total available to $8,000,000, including deferred interest, with cash advances not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments beginning December 31, 1995, which may be deferred at the discretion of the Company. As quarterly interest payments are deferred they are automatically added to the outstanding principal balance of the note. As of June 30, 1996, the Company has borrowed an additional $3,550,000 for a total of $7.650 million, which exceeds the maximum cash advances provided for in the current promissory note. The Company is currently in discussions with WSI concerning the restructing of the promissory note and increasing the amount available under the line of credit necessary to support the Company going forward. The note agreement contains various covenants which, among other things, required that the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 not exceed $600,000, and that net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall exceed $100,000, $200,000 and $300,000 respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). During the first and second quarters management became aware that critical aspects of the business plan had been delayed, such as the commencing of incineration facilities in Birmingham, Alabama and the shift to reusable waste containers. These items, coupled with lower than expected revenues, contributed to losses incurred for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996 which have been significantly greater than expected. Consequently, as of June 30, 1996, the Company was not in compliance with the loan covenant described above, and management's revised earnings projections indicate that the Company will not be in compliance with the covenant related to the period ending September 30, 1996. In February, May, and July 1996, the Company requested and received financial covenant waivers from WSI for the net after tax loss before stock accretion requirements related to the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. The Company intends to seek a covenant waiver for the fourth quarter of fiscal 1996, however, no assurance can be given that additional waivers will be obtained.

As discussed above, the Company has exceeded its level of cash advances permitted under the current line of credit with WSI and is currently revising its business plan. The Company will continue to require additional funding to meet its expenses and obligations as they become due. The Company is also in the process of renegotiating an increase in its line of credit and the terms of the promissory note. However, no assurance can be given that WSI will continue to advance funds to the Company and forego the demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company, or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.


OPERATING ACTIVITIES

The Company continues to experience a cash loss from operations during the quarter ended June 30, 1996. The Company anticipates a cash deficit from operations for fiscal 1996 and will be dependent upon WSI to continue to fund its operations.

INVESTING ACTIVITIES

In March 1996, the Company began the operation of incineration facilities in Birmingham, Alabama. Expenditures related to the project during fiscal 1995 and the nine months ended June 30, 1996 totaled $263,000 and $500,000 respectively, in addition to the $550,000 incurred on the facility prior to the acquisition of River Bay. An integral part of management's plans to increase revenues and decrease operating costs is the start up and operation of the Company's new incinerator in Birmingham, Alabama. Originally scheduled for completion in December 1995, the start up of the incinerator was delayed into the second quarter of fiscal 1996.

Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), in October 1995 the Company repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and with monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 at $3.00 per share.

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


EXHIBIT
NUMBER                     DESCRIPTION
- ------                     -----------

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

2.10. Purchase Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.1 of 3CI's report on Form 8-K filed October 27, 1994).
2.11. Addendum to Purchase Agreement dated October 12, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum. (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed October 27, 1994).
2.12. Assumption of Liabilities dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, Marlan Baucum and River Bay Corporation. (incorporated by reference to Exhibit 1.11 of 3CI's report on Form 8-k filed October 27, 1994).
2.13. Plan of Reorganization and Acquisition Agreement dated August 9, 1994, among the 3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 2.14 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
4.1. Copy of Representative Warrant Agreement dated as of April 14, 1992 (incorporated by reference to Exhibit 4(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
4.2. Copy of Warrant No. 3CI-01 issued to James T. Rash providing for the purchase on or before December 31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1993).
4.3. Copy of Warrant No. 3CI-02 issued to Leonard A. Bedell providing for the purchase on or before December 31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1993).
4.4. Put Option Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed October 27, 1994).
4.5. Stock Pledge Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.4 of 3CI's report on Form 8-K filed October 27, 1994).
4.6. Copy of Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit 4.11 of 3CI's Annual Report on Form 10K for the fiscal year ended September 30, 1995).
10.1. Copy of Contract dated August 22, 1989 between 3CI and the City of Carthage, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
10.2. Copy of Addendum dated March 30, 1992 to Contract between 3CI and the City of Carthage, Texas (incorporated by reference to Exhibit 10 (p) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
10.3. Copy of First Amendment dated July, 1993 to Contract between 3CI and City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
10.4. Copy of Contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 (b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.5. Copy of form of Amendment No. 1 dated October 12, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.5. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1993).
10.6. Copy of form of Amendment No. 2 dated December 29, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.6. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1993).
10.7. Copy of form of Amendment No. 3 dated December, 1993 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.7. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1993).
10.8. Copy of 1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
10.9. Promissory Note dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay (incorporated by reference to Exhibit 1.6 of 3CI's report on Form 8-K filed October 27,
                 1994).
10.10. Security Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).
10.11. Security Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed October 27, 1994).
10.12. Mortgage, Security Agreement, Assignment of Leases and Financing Statement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp., A/A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27, 1994).
10.13. Debt Subordination Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, River Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra Baucum, The Smith County Bank and the Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).
10.14. Non-Competition Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.12 of 3CI's report on Form 8-K filed October 27, 1994).
10.15. Consultant Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.14 of 3CI's report on Form 8-K filed October 27, 1994).
10.16. Employment Agreement dated May 20, 1994, between 3CI and Patrick Grafton (incorporated by reference to Exhibit 10.19 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
10.17 Employment Agreement dated August 31, 1995, between 3CI and Charles D. Crochet incorporated by reference to Exhibit 10.21 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10.18. Modification of Purchase Transaction dated January 25, 1995, among 3CI, 3CI Acquisition Corp./A/MED, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 10.22 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.19            Settlement Agreement dated January 1996 among James H.
                 Shepherd, James Michael Shepherd and Richard T. McElhannon, as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
16.1 Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.2 10.19 of 3CI's report on Form 8-K/A filed 16.1 December 28, 1994).



(b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                     3CI COMPLETE COMPLIANCE CORPORATION
                                  (Company)




August 14, 1996                /s/  Charles D. Crochet
                               ----------------------------------
                               Charles D. Crochet
                               President (Principal Executive Officer)





August 14, 1996                /s/  Curtis W. Crane
                               ----------------------------------
                               Curtis W. Crane
                               Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial Officer
                               and Principal Accounting Officer)