Form 10-K
period 1996-09-30
3CI COMPLETE COMPLIANCE CORP
filed 1997-01-14
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (Fee Required)
         For the fiscal year ended September 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (No Fee Required)
         For the transition period from _____________ to ____________

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             76-0351992
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              910 Pierremont, #312
                              Shreveport, LA 71106
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (318)869-0440

                             ----------------------

         Securities Registered Pursuant to Section 12(b) of the Act:    None

         Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the NASDAQ Small-Cap Market System on January 9, 1997 was approximately $ 3.9 million computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 9, 1997 was 9,900,311.

              ---------------------------------------------------

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

               ---------------------------------------------------



                                                                          PAGE
                                     PART I

     Item 1.    Business   .............................................    3
     Item 2.    Properties .............................................   14
     Item 3.    Legal Proceedings.......................................   15
     Item 4.    Submission of Matters to a Vote of  Security Holders....   16

                                     PART II

     Item 5.    Market for Registrant's Common
                      Equity and Related Stockholder Matters............   17
     Item 6.    Selected Financial Data.................................   17
     Item 7.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations.........................   18
     Item 8.    Financial Statements and Supplementary Data.............   26
     Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure...............   27

                                    PART III

     Item 10.   Directors and Executive Officers of
                      the Registrant....................................   28
     Item 11.   Executive Compensation..................................   29
     Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management.............................   32
     Item 13.   Certain Relationships and Related
                      Transactions......................................   33

                                     PART IV

     Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K...........................   35

     Signature Page ....................................................   36
------------------


* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

        3CI Complete Compliance Corporation ("3CI" or the "Company") was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. The Company services customers in a number of states in and contiguous to the southwestern and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Missouri, Kansas, Louisiana, Mississippi, Oklahoma, Tennessee, and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other generators of medical waste. Services to customers include collection, transportation, bar code identification and destruction by controlled, high temperature incineration. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking. All references herein to the "Company" or "3CI" shall mean 3CI Complete Compliance Corporation and its subsidiaries, unless the context otherwise requires.

        "Medical waste" or "biomedical waste," as used herein, is broadly defined to mean any liquid or solid waste generated in the diagnosis, treatment or immunization of human beings or animals or in related research, that may result in an infectious disease. State and federal regulations tend to focus on regulated and infectious medical waste, which includes pathological wastes, including tissues, organs and body parts; blood and the products or components of blood; "sharps," including needles, scalpels, pipettes and other medical instruments; wastes from surgery or autopsy; dialysis wastes, including contaminated disposable equipment and supplies; cultures and stocks of infectious agents, including cultures from medical and pathological laboratories; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals. "Medical waste" or "biomedical waste" as used herein, does not include "hazardous waste," as such term is commonly defined under state and federal regulations.

        The Company has consistently incurred losses for the past several fiscal years, and losses have continued in fiscal 1997. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1996. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, including deferred interest with cash advances not to exceed $7.4 million, of which $8.9 million including deferred interest and $10.1 million including deferred interest has been drawn as of September 30, 1996, and December 31, 1996. The note agreement with the majority shareholder signed December 20, 1996 contains various covenants which the Company has been unable to meet and waivers were obtained during fiscal year ended September 30, 1996. Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. WSI's shareholders have indicated that they are not willing to continue this funding into 1997. Furthermore, the Company has attempted and has been unsuccessful to date in obtaining third party financing. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

        Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The Company has begun discussions with River Bay regarding a renegotiation of the terms of the remaining shares of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved by February 1, 1997, the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

        During fiscal 1995, a group of minority shareholders filed suit against the Company alleging minority shareholder oppression, breach of fiduciary duty and breach of contract, among other allegations, and has demanded unspecified actual damages and punitive damages of $10 million. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense, could have a material adverse effect on the Company's financial condition. However, the outcome of this litigation cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.


                               DISPOSAL TECHNOLOGY

        INCINERATION

        The incineration process is a two-stage process which ensures the complete destruction of all pathogens. Most medical waste consists of disposable paper and plastic products which burn readily. In an incinerator, medical waste is first burned and reduced to ash. The resulting gases are then heated in the incinerator to a temperature of approximately 1800(Degree)F to 2000(Degree)F, assuring the destruction of all pathogens. This process produces exhaust gas, which is subsequently passed through scrubbers and bag houses to incinerator stacks to ensure compliance with applicable air quality standards. The remaining ash, which at this stage is sterilized and free of pathogens, is then transported by truck to licensed landfills. To date, ash is not considered hazardous under EPA regulations, but is regulated at the state level by various state agencies.

        AUTOCLAVING

        A conventional steam autoclave is a large cylindrical chamber with a vacuum lock door. It uses high temperature steam in a multi-stage process to sterilize or disinfect waste. Once waste is placed in the chamber and the door locked, a vacuum pump evacuates air from the chamber. The chamber is then filled with steam at a temperature of approximately 275(Degree)F for approximately 30 minutes to ensure sterilization. Steam condensate is collected on the chamber floor where the liquid is subjected to high temperature for the full cycle, ensuring sterility. At the end of the exposure time, this steam condensate is drained through a valve in the chamber floor and a pump again evacuates air from the chamber. Once this has been accomplished, the chamber is returned to atmospheric pressure, the chamber doors are opened and the processed, sterilized waste is mechanically removed for cooling to room temperature. In some processing facilities the treated waste is then transported to a landfill without any shredding, while in others the treated waste is fed into a shredder/grinder.

        The treated, disinfected and shredded waste is then conveyed into containers or large transfer trailers and transported for disposal at a licensed landfill or municipal solid waste incinerator.

        The Company does not currently utilize autoclaving as a method of medical waste disposal. Although there are a range of other methods utilized for disposal of medical waste, such as the use of microwave technology, incineration and autoclaving are the most widely used.

        ALTERNATIVE TECHNOLOGIES; TECHNOLOGICAL OBSOLESCENCE

        The regulated medical waste management industry presents continuing opportunities for the development of alternative treatment and disposal technologies. These alternative technologies may emphasize operating cost efficiencies, reductions in the volume of regulated medical waste generated or other environmental factors. The development and commercialization of alternative treatment or disposal technologies that are more cost-efficient than the Company's technologies or that reduce the volume of regulated medical waste generated or afford other environmental benefits could place the Company at a competitive disadvantage.


                                    BUSINESS

        GENERAL

        The Company believes the key to success in the medical waste management business is to provide customers a total solution to their medical compliance and disposal needs at competitive prices. To achieve and sustain a competitive advantage in the medical waste disposal industry, the Company provides the products and services described below to its customers.

        DISPOSAL AGREEMENTS

        The Company enters into medical waste disposal agreements with customers for the collection of their medical waste according to a schedule agreed upon between the parties. The Company accepts medical waste that has been packaged by customers in containers provided by the Company and transports it in vehicles either owned or leased by the Company to incineration facilities owned by the Company or for which the Company has long-term contractual rights. The Company uses a sophisticated bar code technology to track and record the movement of medical waste through all phases of its handling and incineration, in compliance with applicable governmental regulations.

        Disposal agreements generally call for a one to three year term at a negotiated rate based on the pounds of waste or number of containers incinerated. Some disposal agreements are automatically renewable with provisions for rate increases upon written notice after the first year, and some provide for termination upon notice by the Company or the customer.

        The Company also enters into disposal agreements with other medical waste transporters and manufacturers and distributors of pharmaceuticals for the incineration and related documentation of medical waste and expired pharmaceuticals. The Company intends to continue to enter into such agreements to the extent possible in order to maximize utilization of its incineration capacity without affecting its service to its regular customers.

        MEDICAL WASTE CONTAINERS

        The Company furnishes its customers with rigid, cardboard containers for disposal of medical waste products. These containers are clearly marked with the "biohazard" symbol to draw attention to their contents and are lined with specialized plastic bags and sealed to minimize potential contact with the medical waste products by health care workers and medical waste handlers. The Company also furnishes its customers with rigid plastic containers clearly marked as biohazardous and designed to contain certain types of medical waste, such as hypodermic needles, scalpels and other so-called "sharps," before being packed in the Company-supplied cardboard containers. Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The Company's policy is to accept medical waste from customers only if it is packaged in containers provided or approved by the Company. The Company believes that its emphasis on proper containerization results in safer medical waste disposal and minimizes potential hazard or liability to the Company and its customers.


        During the fiscal year 1996, the Company initiated the use of reusable plastic containers for certain of its customers. The Company believes the use of reusable containers will ultimately result in lower costs of disposal to the Company. The rigid, plastic containers are generally larger than the disposable boxes, provide greater strength, and can hold greater volumes of waste.

        TRANSPORTATION

        The Company operates a specially equipped fleet of trucks, tractors and trailers (dry and refrigerated) to provide strict control of transportation services for the acceptance and transportation of containerized medical waste. Drivers are trained in Department of Transportation ("DOT") procedures for the transportation of medical waste. The Company has in place contingency plans to respond immediately to any type of spill, leakage or other emergency that may occur during transportation and provides emergency services to customers upon request.

        DISPOSAL

        The Company owns an incinerator in Springhill, Louisiana, with a capacity of 36 tons per day, and utilizes incinerator facilities at a local medical center in Birmingham, Alabama. The Company also has incineration rights under long-term contracts at two incinerators, each with a capacity of 30 tons per day, operated by the cities of Carthage, Texas and Center, Texas. The Company completed the construction of an incinerator with a capacity of 12 tons per day in Birmingham, Alabama, during the second quarter of fiscal 1996. In the fourth quarter of fiscal 1996 the Company received a permit from the Alabama Department of Environmental Management to install and operate a microwave treatment unit with the capacity of up to 10.8 tons per day.

        Medical waste is removed from the Company vehicles by trained employees working on location at the Company's incineration facilities and is loaded onto conveyors that deliver it to the incinerators. The medical waste is incinerated soon after delivery.

        INCINERATION CONTRACTS

        The Company has incineration rights at an incinerator operated by the City of Carthage, Texas under an agreement expiring in 1997, subject to various renewal options. In order to maintain its rights under the agreement, the Company is required to pay minimum annual fees of approximately $550,000 to $1 million during the term. During fiscal 1996, the Company paid fees in the aggregate amount of approximately $910,000 under the agreement.

        The Company has incineration rights at an incinerator operated by the City of Center, Texas under an agreement expiring in June 1998, subject to various renewal options. In order to maintain its rights under the agreement, the Company is required to pay minimum annual fees of approximately $300,000 to $900,000 during the term. During fiscal 1995, the Company paid fees in the aggregate amount of approximately $633,000 under the agreement. Certain contractual disputes have arisen with respect to this arrangement and the City of Center contends that the Company has been in default of its obligations thereunder. The Company is presently not utilizing the incinerator at the City of Center for the treatment of medical waste.

        The Company has rights to burn its medical waste when excess capacity exists at an incinerator operated by The Children's Hospital of Alabama in Birmingham, Alabama under an agreement expiring in December 1996, which is currently in the process of being renewed with an expiration date of December 1998. During fiscal 1996, the company paid fees in the aggregate amount of approximately $102,000 under the agreement.

        DOCUMENTATION AND REPORTING

        The bar coded label affixed to each of the Company's medical waste containers is used in conjunction with computers, laser scanners and digital scales to document the handling, treatment, disposal and weighing of the customer's medical waste stream. Bar coded containers allow proper documentation and tracking of waste materials and meet all applicable local, state and federal regulations concerning packaging and labeling of medical waste materials. The Company provides its customers on a regular basis with medical waste incineration reports that document the acceptance, transportation, incineration and third party verification of their medical waste disposal. The Company's detailed documentation provides information on all waste it accepts and incinerates, including individual container bar code number, point of origin, date and time of pick up, date and time of incineration, weight at time of incineration and certificate of destruction.

        SAFETY TRAINING AND CONSULTATION

        The Company designs specialized on-site training systems for the identification, segregation, handling and containerizing of waste products. These systems are designed to assist customers in reducing their waste disposal costs while maintaining regulatory compliance and to reduce potential exposure to the Company's employees. The Company also instructs health care workers in the most efficient methods of handling, recording and documenting their waste streams in compliance with local, state or federal regulations. The Company will, on request, review a customer's internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of medical waste within the customer's facility from its creation to the point of its acceptance by the Company.

        CUSTOMERS

        The Company's health care customer base is diverse, with over 15,000 accounts in Arkansas, Florida, Georgia, Kansas, Louisiana, Oklahoma, Texas, Alabama, Mississippi, Missouri and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no customer generates ten percent or more of the Company's consolidated revenues.

        MARKETS

        The Company divides its market into three categories: the hospital market, the professional market and the third party market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and major medical complexes. The professional market consists principally of physician and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians offices, and clinics and mortuaries. The third party market consists principally of pharmaceutical manufacturers and distributors and other medical waste transportation companies.

        The Company utilizes a four-fold strategy to increase its presence and customer base in a particular geographical market. First, Company representatives meet personally with a prospective customer to describe the Company's services and to negotiate a disposal agreement that reflects the prospective customer's service needs. Second, the Company utilizes direct mail to establish potential customer leads, particularly in the professional market. Third, the Company seeks endorsements or referral relationships with hospitals and professional associations in the market areas. Fourth, the Company conducts periodic seminars with local government officials and hospital and professional office employees to inform them of trends and regulations regarding the handling and disposal of medical waste. These seminars are designed to inform interested parties of the need for medical waste disposal and of the Company's ability to effectively satisfy that need.

        PRICING

        The Company has experienced intense competition in pricing. Margins of profitability have declined and could deteriorate further if price cutting within the industry persists. During fiscal 1996 there continued to be a downward pressure in pricing by competitors to increase and maintain market share. Due to continued deep discounting targeted toward hospital accounts, the Company directed more of its marketing efforts toward the professional market accounts, such as physicians and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians offices, clinics and mortuaries. The average pricing was at a level of approximately $0.37 per pound during fiscal 1996, compared to $0.40 per pound in fiscal 1995, $0.37 per pound in fiscal 1994, $0.45 in fiscal 1993, $0.55 in fiscal 1992 and $0.65 in fiscal 1991.

        COMPETITION

        The market for medical waste collection and processing services is highly competitive. The Company experiences intense competition from national, local and regional waste disposal (i.e., collection) companies as well as national, regional and local companies providing integrated medical waste services (i.e., collection and processing). These companies compete directly with the Company for business from medical waste generators located in the Company's regional markets. Many of these competitors have substantially greater financial and other resources than the Company. Management believes that there are at least two major competitors that operate in the Company's current markets.

        INSURANCE COVERAGE

        The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. The Company carries a range of insurance coverage, including a comprehensive general liability policy in the amount of $1,000,000 with a combined single limit for bodily injury and property damage, and a $2,000,000 excess umbrella liability policy, which the Company considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets and operations. The Company carries $3,000,000 per occurrence of such coverage for the incineration facilities used by the Company. The Company also carries $1,000,000 per occurrence of transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during transportation.

        FINANCIAL STATEMENT PRESENTATION

        In February 1994, two wholly-owned subsidiaries of the Company acquired the assets and assumed certain liabilities of A/MED, Inc. ("A/MED") and American Medical Transport Corporation ("AMTC"), majority-owned subsidiaries of Waste Systems, Inc., a Delaware corporation ("WSI"), in consideration for 2,640,350 shares of Common Stock, $.01 par value ("Common Stock"), of the Company. In addition, in February 1994, WSI acquired 1,255,182 shares of Common Stock from American Medical Technologies, Inc., a Delaware corporation and the former majority stockholder of the Company ("AMOT"). As a result of the transactions described above, WSI became the majority shareholder of 3CI immediately following the acquisition of AMTC and A/MED. For accounting purposes,

        AMTC and A/MED were considered the acquirer in a reverse acquisition. The combined financial statements of AMTC and A/MED are the historical financial statements of the Company prior to the date of the business acquisition. Historical combined shareholders' equity of AMTC and A/MED has been retroactively restated for the equivalent number of 3CI shares received for the assets and business operations of AMTC and A/MED, and the combined accumulated deficit of AMTC and A/MED has been carried forward.

        EMPLOYEES

        At September 30, 1996, the Company had approximately 195 full time and 5 part-time employees, four of whom were employed in executive capacities and the remainder of whom were in transportation operations, incinerator facility operations, sales positions, and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements, and the Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

                               RECENT ACQUISITIONS

        ACQUISITION OF A/MED AND AMERICAN MEDICAL TRANSPORTS

        In February 1994, two wholly-owned subsidiaries of the Company acquired the assets and assumed certain liabilities of A/MED, Inc. ("A/MED") and American Medical Transports Corporation ("AMTC"), majority-owned subsidiaries of Waste Systems, Inc., a Delaware corporation ("WSI"), in consideration for 2,640,350 shares of Common Stock, $.01 par value ("Common Stock"), of the Company. Of such shares, WSI received 1,840,350 shares initially, with the remaining 800,000 shares placed in escrow to secure certain indemnity obligations. Upon termination of the escrow on April 10, 1995, WSI received 565,160 shares.

        In addition, in February 1994, WSI acquired 1,255,182 shares of Common Stock from American Medical Technologies, Inc., a Delaware corporation and the former majority stockholder of the Company ("AMOT"), in consideration for $1,765,658 cash and the cancellation of the $3,317,828 unpaid balance of AMOT's previously issued promissory note payable to WSI.

        After giving effect to these transactions, WSI beneficially owned a majority of the outstanding shares of Common Stock. Accordingly, the merger was treated as a reverse acquisition for accounting purposes. The acquired companies had been engaged in the business of medical waste management services in Oklahoma, Texas, Louisiana and New Mexico.

        ACQUISITION OF MED-WASTE

        In August 1994, the Company acquired substantially all the assets and assumed certain liabilities of Med-Waste Disposal Service, Inc., an Arkansas corporation ("Med-Waste") in consideration for 525,000 shares of Common Stock and an additional 145,470 shares which were earned pursuant to an earnout arrangement.

        Med-Waste had been engaged in the business of medical waste management services in Arkansas and Missouri.

        The acquisition of Med-Waste has been the subject of litigation between the Company and the former stockholders of Med-Waste, which has been settled, subject to court approval. See Item 3. - Legal Proceedings.

        ACQUISITION OF RIVER BAY CORPORATION

        In October 1994, the Company acquired substantially all of the assets and assumed certain liabilities of River Bay Corporation, a Mississippi corporation ("River Bay"), in consideration for 865,500 shares of Common Stock and shares of Common Stock contingent upon various matters, including future profits of the operations attributable to the assets purchased from River Bay. In addition, the Company issued to River Bay a promissory note in the original principal amount of $1,000,000, which, as amended, provides for monthly principal payments ranging from $50,000 to $100,000 through February 1996.

        Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The Company has begun discussions with River Bay regarding the exercising of the remaining shares of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved by February 1, 1997, the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

        The obligations of the Company under the Put Option and its promissory notes payable to River Bay are secured by a security interest in certain of the assets purchased from River Bay and future accounts receivable attributable to the assets acquired from River Bay.

        River Bay had been engaged in the business of medical waste management services in Mississippi, Florida, Georgia, Tennessee and Alabama.


                            GOVERNMENTAL REGULATIONS

        All aspects of the Company's business are heavily regulated. The Company's collection, hauling, processing and disposal activities are governed by numerous federal, state and local agencies and authorities under laws, rules and ordinances relating to the definition, generation, segregation, handling and packaging of medical waste. In addition, facility citing, construction, operations, occupational training, safety, air, water and incineration ash characteristics and disposal are regulated under different but related laws, rules and ordinances.

        The activities of the Company are regulated by federal laws relating to public health and the environment. In addition to those federal environmental and public health related laws which apply generally to the Company's activities, there are a number of federal laws and regulations which directly pertain to the handling, transport and processing of medical waste. The most pertinent of these federal environmental and public health laws are discussed below.

       INCINERATION FACILITIES

       The Company is required to obtain permits at local, state and federal levels for the construction and operation of incineration facilities which has to date and may continue to involve the expenditure of substantial resources without any assurance of success. Such permits may include: (a) air quality permits, relating to the emissions from incineration facilities, (b) solid waste permits, relating to storage, receipt and treatment of medical waste and the storage and disposal of residues from the incineration facilities and ancillary air pollution control equipment relative to incinerators, (c) waste-water discharge permits, (d) storm water discharge permits, (e) site permits, such as zoning or special use permits, relating to the appropriateness of the site for a waste processing facility under applicable zoning regulations,

       (f) building permits and (g) occupancy permits. Air quality permits and site permits, and in some cases, solid waste permits, can be difficult to obtain, and may take a year or longer to be issued.

       Companies in the medical waste disposal industry often face resistance to its various permit applications from local and regional organizations, citizens groups and residents because of the nature of waste and the perceived threat to air quality and public health caused by waste processing. It is often necessary for the Company to conduct a public relations campaign, with an emphasis on education, in order to overcome local opposition, which is often highly political and emotional. Furthermore, once granted, permits are often subject to continuing review and may be challenged either in court or otherwise even after construction or operations have commenced. Accordingly, the Company's operations could be subject to suspension or termination even after substantial funds have been expended in reliance upon state or local regulatory approvals.

       Operating permits generally incorporate performance standards. The failure to comply with such standards could subject the Company to the suspension or revocation of its permits or financial penalties for failure to comply with permit requirements.

       TRANSFER STATIONS

       Transfer of medical waste, generally from a small local pick-up vehicle to a large transport trailer, called truck-to-truck transfer, is necessary to consolidate and transport waste in an economical fashion to regional processing centers. Most states permit such transfer operations under their solid waste regulatory authority or department of health. After receiving local approvals, such as necessary zoning or special use permits, application may be made to the appropriate state solid waste authority. Generally, this is a four to six month process. However, there are some cases where the process is much longer. The continued right to operating the Company's transfer stattion in Fresno, Texas is contingent upon the commencement of the clean-up of a waste circulating pond from an abandoned medical waste incinerator acquired from previous owners.

       STATE TRANSPORT PERMITS

       Transportation permits are currently required in a number of states. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally include driver safety and training, waste packaging, labeling and tracking requirements. The Company currently holds necessary hauling permits in Arkansas, Louisiana, Texas, Mississippi, Alabama, Georgia, Florida, Oklahoma, Kansas, Missouri and Tennessee.

       There can be no assurances that any of the Company's current permits will be renewed or that, if the Company is able to identify and secure additional locations for incineration or other waste processing facilities or transfer stations, all necessary permits will be obtained, or that if such permits are granted that they will be granted in a timely manner or under conditions that will be acceptable to the Company.

       THE OCCUPATIONAL SAFETY AND HEALTH ACT ("OSHA")

       OSHA gives the federal government the authority to regulate the management of infectious medical waste. Liability may be imposed under the general duty clause found in Section 654 of OSHA. This section requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees. The regulations promulgated under OSHA require employers to give notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. This may be found to apply in the case of chemicals that may be present in infectious medical waste.

       In May 1989, OSHA promulgated new rules regarding exposure to blood borne pathogens which could increase the cost of providing medical waste management services. These rules impose, among other things, engineering and work practice controls, use of personal protective clothing and equipment, training, medical surveillance, labeling and record keeping requirements with respect to occupational exposure to blood and other potentially infectious materials.

       THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA")

       RCRA establishes a regulatory program administered by the Environmental Protection Agency ("EPA") covering the generation, storage, transportation, treatment and disposal of hazardous waste. RCRA defines "hazardous waste" as any solid waste, or combination of solid waste, which because of quantity, concentration, physical, chemical, or infectious characteristics may:

                  (a) cause, or significantly contribute to, an increase in mortality or an increase in serious irreversible or incapacitating reversible illness; or

                  (b) pose a substantial present or potential hazard to human health or the environment when improperly treated, stored, transported or disposed of, or otherwise managed.

       Although this general statutory definition of hazardous waste may provide the EPA with the authority to regulate at least certain infectious medical wastes as hazardous wastes, the EPA has not chosen to do so. To date, infectious medical wastes have not been listed by the EPA as hazardous waste, nor has infectiousness been designated by the EPA as one of the characteristics of a hazardous waste. Thus, infectious medical wastes which do not otherwise qualify as hazardous wastes currently are not subject to regulation under RCRA as hazardous wastes. Although the EPA has not chosen to regulate infectious wastes as hazardous wastes, it has developed and issued informal guidance outlining practical approaches to infectious waste management. Moreover, although RCRA does not comprehensively address the area of medical waste, certain wastes common to the medical field are currently listed as hazardous wastes and, therefore, certain medical wastes may be subject to the requirements of RCRA. With respect to those solid wastes which are deemed hazardous, RCRA contains extensive regulatory requirements pertaining to reporting to the EPA, record keeping, labeling, the use of containers, the furnishing of information to persons handling the hazardous wastes and the tracking of hazardous wastes from the point of generation to the point of disposal involving, among other things, the use of transportation manifests.

       Finally, depending upon the composition and characteristics of the waste ash generated by the incineration technology employed, the facility ash may constitute hazardous waste. If so, the ash would be subject to the hazardous waste transportation, disposal and other hazardous waste management requirements of RCRA discussed above.

       THE MEDICAL WASTE TRACKING ACT OF 1988 ("TRACKING ACT")

       On November 1, 1988, Congress enacted the Tracking Act. The Tracking Act amended RCRA by adding a new Subtitle X, entitled the "Demonstration Medical Waste Tracking Program." The Tracking Act established a two-year demonstration program for tracking and managing medical wastes. Pursuant to the Tracking Act, any person who generated, transported, treated or disposed of medical wastes which had been generated in certain specified states (the "Covered States"), were required to comply with the requirements of a "cradle to grave" tracking and management program for those wastes. Connecticut, New York, New Jersey, Rhode Island and Puerto Rico participated in the program.

       The EPA promulgated extensive regulation implementing the Tracking Act and management programs, including the imposition of civil and criminal penalties against any person violating the Act. The Tracking Act expired in 1991, and, although it has been the subject of previous attempts at reauthorization, there is no bill seeking such reauthorization currently pending in Congress. Nevertheless, no assurances can be given as to whether such legislation might be proposed in the future.

       U.S. DEPARTMENT OF TRANSPORTATION ("DOT")

       The Company's medical waste transportation activities are subject to federal regulation by the DOT pursuant to the Hazardous Waste Materials Transportation Act (the "HWTA") and the Hazardous Materials Regulations promulgated thereunder (as amended by the Hazardous Materials Uniform Transportation Act of 1990).

       The DOT regulations contain packaging and labeling requirements which are imposed on different waste categories, depending on the perceived hazards of each category. The regulations impose the most stringent requirements on packages containing over four liters gross volume of "etiologic agents", which are defined as "viable microorganism(s) or (their) toxin(s), which cause or may cause human disease," and are limited to certain agents listed in the Hazardous Materials Regulations. These standards are intended to prevent the release of such agents into the environment. The DOT requirements are intended to supplement etiologic waste regulations by the Public Health Service of the U.S. Department of Health and Human Services.

       Significant portions of the waste handled by the Company will fall under the category of "Regulated Medical Waste" which, as defined in the DOT Regulations, includes cultures and stocks, pathological waste, human blood and any blood products, sharps, animal waste, isolation waste, and unused sharps. These wastes are considered to be of medium danger. To meet the packaging standards packages containing these wastes must be rigid, leak resistant and impervious to moisture, of sufficient strength to prevent tearing or bursting while under normal conditions of use and handling, sealed to prevent leakage during transport, puncture resistant for sharps and sharps with residual fluids, and break resistant and tightly sealed for fluids in quantities greater than 20 cubic centimeters.

       The DOT Regulations also prescribe labeling standards for all infectious and regulated waste and testing protocols for manufacturers and suppliers of packaging. These regulations have not become final and have been postponed a number of times.

       In addition, the Company is generally subject to regulation by the DOT and may be subject to regulation by the Interstate Commerce Commission pursuant to a number of other statutes and bodies of regulation, some of which specifically pertain to the transport of medical waste and which address, among other things, vehicle operating procedures and the training of persons to operate commercial vehicles carrying hazardous materials.

       CERCLA

       Federal regulations are included in the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), which in general imposes strict liability in the event of a release or threatened release of hazardous substances from a facility. Certain medical wastes may be categorized as hazardous substances under CERCLA.

       FEDERAL CLEAN AIR ACT

       The Company's medical waste processing facilities may be regulated under certain other environmental statutes. The Federal Clean Air Act, as amended, and related implementing regulations may apply to the air emissions from the Company's incineration facilities. The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. These regulatory programs are based on several types of air quality standards: national air quality standards, national emissions standards for hazardous air pollutants, new source performance standards, technology based standards and acid deposition requirements.

       FEDERAL CLEAN WATER ACT

       Water discharges from the disposal processes, if any, and storm water discharges may be regulated under the Federal Clean Water Act and implementing regulations. Pursuant to the Federal Clean Water Act, EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges of water. The Company will be required to design, construct and operate its facilities in accordance with the Federal Clean Air Act and the Federal Clean Water Act and obtain all permits and approvals required therein.

       THE FOOD AND DRUG ADMINISTRATION ("FDA")

       The FDA considers sharps containers to be "medical devices", as defined under the Federal Food, Drug, and Cosmetic Act ("FD&C Act"). Most sharps containers, according to the FDA, are class II accessories to sharps devices. The FDA began actively regulating sharps containers in 1993. The Company and its products are subject to regulations by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Such regulation, among other things, relates to the testing, marketing, export and manufacture of medical devices. The FDA inspects medical device companies on a regular basis to determine compliance with federal requirements.

       STATE REGULATIONS

       The states in which the Company operates generally have complex regulatory frameworks governing, among other issues, the storage, treatment, labeling, transport and disposal of medical waste. These regulations are typically administered by a variety of state regulatory authorities. The Company's vehicles, packaging, facilities and operating procedures are, accordingly, subject to detailed and comprehensive regulation on the state level. The Company's incineration facilities will be required to include controlled air combustion units, air quality control equipment, pollution control equipment and ancillary control and monitoring equipment. All facilities will be required to provide monitoring equipment. State regulatory authorities may inspect Company operations on a regular basis and assess fines and penalties or may halt operations for failures by the Company to follow specific regulations. In addition, the failure of state regulatory agencies to issue required permits or renewals, or any delays by such agencies, could have a material adverse impact on the Company's operations.

ITEM 2. PROPERTIES

        The Company's principal executive offices are located in approximately 6,100 square feet of office space in Shreveport, Louisiana, which is leased under a lease expiring in December 1997, under which the Company paid approximately $60,000 during fiscal 1996.

        The Company owns or leases approximately 150 specially equipped trailers and 81 trucks and tractors used for the transportation of containerized waste. A summary description of the Company's operating properties is set forth below:


                Location                Type of Facility                    Capacity                     Owned/Lease

          Shreveport, LA            Corporate Office                                                        Leased
          Austin, TX                Sales Office                                                            Leased
          Austin, TX                Transportation                                                          Leased
          Tulsa OK                  Transportation                                                          Leased
          Carthage, TX              Transportation                                                          Leased
          Grand Prairie, TX         Transportation                                                          Leased
          Metaire, LA               Transportation                                                          Leased
          Fresno, TX                Transfer & Transportation Station                                       Owned
          Lafayette, LA             Transfer & Transportation Station                                       Leased
          Birmingham, AL            Transportation                                                          Leased
          Jackson, MS               Transfer Station                                                      Owned Land
          Olive Branch, MS          Transportation                                                          Leased
          Springhill, LA            Transportation                                                          Owned
          Bismark, AR               Transfer Station                                                        Leased
          Carthage, TX              Incinerator                        30 tons/day                         Operated
          Center, TX                Incinerator                        30 tons/day                         Operated
          Springhill, LA            Incinerator                        36 tons/day                          Owned
          Birmingham, AL            Incinerator                        12 tons/day                    Incinerator Owned,
          Birmingham, AL            Microwave Unit                     10.8 tons/day              Treatment Unit Owned, Land
          Birmingham, AL            Incinerator located at             9 tons/day                           leased
                                    Children's Hospital                                                    Operated

ITEM 3. LEGAL PROCEEDINGS

        In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense could have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.

        In June 1995, the former stockholders of Med-Waste filed suit in James
        H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case was transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division and in November 1996 was subsequently transferred to the United States District Court for the Western District of Louisiana. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of Common Stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of Common Stock held by the plaintiffs become freely tradable and the market price of the Common Stock averages at least $2.50 over a period of 42 consecutive days. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the Common Stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations, and the related security interests, of the Company to the plaintiffs.

        In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have just been initiated and little or no discovery has been conducted. Although the Company's insurer has acknowledged that it provides coverage for this accident, the outcome of this cannot be predicted. An adverse decision in the lawsuit is not likely to have a material effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (None)

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company has a single class of equity securities outstanding, its Common Stock, $.01 par value. The Common Stock has traded over-the-counter on the NASDAQ SMALL-CAP MARKET under the NASDAQ symbol TCCC since its initial public offering and qualification for listing on NASDAQ in April 1992. The following table sets forth the high and low bid quotations for the Common Stock in the over-the-counter market, as reported by the NASDAQ SMALL CAP quotation system, for each of the quarterly periods indicated. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        QUARTER ENDED                           HIGH              LOW

        FISCAL 1995:

         First Quarter                          2 5/8             1 1/8
         Second Quarter                         2 1/16            1 1/16
         Third Quarter                          2 1/4             1 1/8
         Fourth Quarter                         2                   3/8

        FISCAL 1996:

         First Quarter                          1 1/8                7/16
         Second Quarter                         2                 1 13/32
         Third Quarter                          2                 1 39/64
         Fourth Quarter                         1 39/64           1  7/16

        As of January 9, 1997, the approximate number of holders of record of the Company's Common Stock, as reported by the Company's transfer agent, was 400, and the closing sale price of the Common Stock on January 9, 1997 was $0.81.

        The Company has paid no cash dividends on its Common Stock since its inception. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the Board of Directors of the Company and will depend, among other things upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. By reason of the Company's current financial condition and contemplated financial requirements, the Company has no plans to pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following information is derived from the Company's audited financial statements and includes the historical financial information of AMTC and A/MED as well as the historical financial information since the date of acquisition for each acquired company. The acquisitions include (1) purchase of assets and liabilities of River Bay Corporation in October 1994; (2) Med-Waste in August of 1994; (3) reverse merger of 3CI in February 1994; (4) Incendere in May 1992. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                                                   Nine Month
                                                                                                 Period Ended
                                               Year Ended       Year Ended        Year Ended      Year Ended        Year Ended
                                             September 30,     September 30,    September 30,    September 30,     December 31,
                                                  1996              1995           1994(1)          1993 (2)           1992
                                            ---------------  --------------    --------------  ---------------    ---------------
 Selected Statement of  Operations Data:
 Revenues..................................   $17,748,300      $16,522,025      $12,422,717      $ 6,069,217      $ 7,263,835
 Costs and expenses:
   Cost ofsales............................    13,815,480       11,756,968        9,273,011        5,009,581        5,804,972

 Write off of intangibles..................    11,385,328            -                 -                -                 -

 Write off of assets.......................     1,183,446             -                -                -                -
 Selling, general and administrative.......     4,343,246        6,996,575        2,452,840          750,149        1,136,029

 Depreciation and  amortization............     2,224,161        1,976,212        1,236,592          639,996          568,266
                                            -------------    -------------     ------------     ------------      -----------

 Total operating expenses..................    32,951,543       20,729,755       12,962,443        6,399,726        7,509,267
                                            -------------    -------------     ------------    -------------      -----------

 Loss from operations......................   (15,203,243)      (4,207,730)        (539,726)        (330,509)        (245,432)

 Other Expense, net........................    (1,053,424)        (655,080)        (423,890)        (484,883)        (389,779)

 Accretion of put option...................      ( 26,052)        (217,075)           -                 -                -
                                            -------------    -------------     ------------     ------------      -----------

 Net Loss..................................  $(16,282,837)     $(5,079,885)      $ (963,616)      $ (815,392)      $ (635,211)
                                            =============    =============     ============     ============      ===========

 Loss per common share ....................       $ (1.84)          $ (.60)         $ (0.17)         $ (0.41)         $ (0.39)
                                            ==============   =============     ============     ============      ===========

 Weighted Common Shares Outstanding........     8,872,348        8,530,611        5,636,030        1,973,680        1,610,485

 Selected Balance Sheet Data:

 Working Capital(deficit)..................  $(10,774,499)     $(2,546,818)      $ (191,840)    $ (3,222,134)      $ (996,859)

 Property, Plant and Equipment, net........     8,462,619        9,388,722        7,641,402        6,380,926        5,590,069

 Total Assets..............................    13,374,817       25,518,596       21,567,824       12,108,410       11,418,617

 Long-term Debt, net of current
    maturities.............................       742,400        5,575,622        1,403,316        5,450,069        2,243,354

 Shareholders' Equity......................    (4,014,035)      11,821,339       15,892,569        1,427,962        6,288,783

 Cash dividends per share                            -                 -                -                 -                -


  (1) The fiscal 1994 balances include the reverse merger of 3CI and acquisition of Med-Waste for periods subsequent to the acquisition dates.
  (2) Operating results are not comparable because the September 30, 1993 income statement amounts are for nine months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         The Company was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. The Company services customers in a number of states in and contiguous to the southwestern and southeastern United States, including Alabama, Arkansas, Florida, Georgia, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other generators of medical waste. Services to customers include collection, transportation, bar code identification and destruction by controlled, high temperature incineration and alternative treatment through the use of microwave technology. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking.

        The Company has consistently incurred losses for the past several fiscal years, and losses have continued in fiscal 1997. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1996. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, including deferred interest with cash advances not to exceed $7.4 million, of which $8.9 million including deferred interest and $10.1 million including deferred interest has been drawn as of September 30, 1996, and December 31, 1996. The note agreement with the majority shareholder signed December 20, 1996 contains various covenants which the Company has been unable to meet and waivers were obtained during fiscal year ended September 30, 1996. Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. WSI's shareholders have indicated that they are not willing to continue this funding into 1997. Furthermore, the Company has attempted and has been unsuccessful to date in obtaining third party financing. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

        Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The Company has begun discussions with River Bay regarding the exercising of the remaining shares of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved by February 1, 1997, the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

        The Company has undertaken a broad range of preliminary discussions with third parties about the possibility of consumating an extraordinary corporate transaction so as to permit the Company (or its successor, if any) to meet its obligations. There can be no assurance that such any agreement can be reached before these obligation come due. These discussions are the subject of various confidentiality agreements.

        The Company has been defending shareholder litigation in Houston, Texas, and Little Rock, Arkansas (now transferred to Shreveport, Louisiana). Although the Company does not believe these claims have merit, the aggregate costs of defending these suits have had, and appear reasonably likely to continue to have, a material adverse effect on the Company's financial condition.

                               RECENT ACQUISITIONS

        ACQUISITION OF A/MED  AND AMERICAN MEDICAL TRANSPORTS CORPORATION

        In February 1994, two wholly-owned subsidiaries of the Company acquired the assets and assumed certain liabilities of A/MED, Inc. ("A/MED") and American Medical Transports Corporation ("AMTC"), majority-owned subsidiaries of Waste Systems, Inc., a Delaware corporation, in consideration for 2,640,350 shares of Common Stock, $.01 par value ("Common Stock"), of the Company. Of such shares, WSI received 1,840,350 shares initially, with the remaining 800,000 shares placed in escrow to secure certain indemnity obligations. Upon termination of the escrow on April 10, 1995 WSI received 565,160 shares.

        In addition, in February 1994, WSI acquired 1,255,182 shares of Common Stock from American Medical Technologies, Inc., a Delaware corporation and the former majority stockholder of the Company ("AMOT"), in consideration for $1,765,658 cash and the cancellation of the $3,317,828 unpaid balance of AMOT's previously issued promissory note payable to WSI.

        After giving effect to these transactions, WSI beneficially owned a majority of the outstanding shares of Common Stock. Accordingly, the merger was treated as a reverse acquisition for accounting purposes. The acquired companies had been engaged in the business of medical waste management services in Oklahoma, Texas, Louisiana and New Mexico.

        ACQUISITION OF MED-WASTE

        In August 1994, the Company acquired substantially all the assets and assumed certain liabilities of Med-Waste Disposal Service, Inc., an Arkansas corporation ("Med-Waste") in consideration for 525,000 shares of Common Stock and an additional 145,470 shares which earned and issued pursuant to an earnout arrangement.

        Med-Waste had been engaged in the business of medical waste management services in Arkansas and Missouri.

        The acquisition of Med-Waste has been the subject of litigation between the Company and the former stockholders of Med-Waste, which has been settled, subject to court approval. See Item 3 - Legal Proceedings.

        ACQUISITION OF RIVER BAY CORPORATION

        In October 1994, the Company acquired substantially all of the assets and assumed certain liabilities of River Bay Corporation, a Mississippi corporation ("River Bay"), in consideration for 865,500 shares of Common Stock and shares of Common Stock contingent upon various matters, including future profits of the operations attributable to the assets purchased from River Bay--there has been no additional shares earned pursuant to the earnout arrangement. In addition, the Company issued to River Bay a promissory note in the original principal amount of $1,000,000, which, as amended, provided for monthly principal payments ranging from $50,000 to $100,000 through February 1996.

        Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The Company has begun discussions with River Bay regarding the exercising of the remaining shares of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved by February 1, 1997, the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

        The obligations of the Company under the Put Option and its promissory notes payable to River Bay are secured by a security interest in certain of the assets purchased from River Bay and future accounts receivable attributable to the assets acquired from River Bay.

        River Bay had been engaged in the business of medical waste management services in Florida, Mississippi, Georgia, Tennessee and Alabama.

                         LIQUIDITY AND CAPITAL RESOURCES

        FINANCING ACTIVITIES

        The Company has historically funded its operations, acquisitions and debt service through cash advances from WSI. During fiscal 1994, advances of $3,100,000 and $4,671,973 were converted to 666,670 and 1,557,324 shares of common stock. As a result of its prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

        In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. As of September 30, 1996 and 1995 the Company has borrowed $8,843,000 and $4,100,000 respectively under the note. See note 5 to Notes to Consolidated Financial Statements. As a significant amount of the advances from WSI have historically been non interest bearing, some of which was ultimately converted to equity, interest expense in 1996 has increased significantly as a result of the advances made pursuant to the interest bearing note.

        Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

        No assurance can be given that, following December 31, 1996, WSI will continue to advance funds to the Company or that WSI will forego demand for payment of the current indebtedness of the Company to WSI after February 28, 1997. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection. At this time WSI's shareholders have indicated that they are not willing to continue this funding into 1997. Furthermore, the Company has attempted and has been unsuccessful in obtaining third party financing.

        During fiscal 1996, the Company repaid approximately $536,000 of its notes payable and approximately $2,603,000 of its long-term debt that became due during the year with the funds advanced from WSI, including payments totaling approximately $863,000 to River Bay Corporation on debt incurred related to the 1995 acquisition of net assets. The Company issued a note for approximately $520,000 related to the purchase of its insurance policies.

        OPERATING ACTIVITIES

         The Company has continued to experience a cash loss from operations during fiscal 1996. The Company anticipates a working cash deficit from operations for fiscal 1997 and will be dependent upon WSI to fund its continued operations. However, no assurance can be given that, following December 31, 1996, WSI will continue to advance funds to the Company or that WSI will forego demand for payment of the current indebtedness of the Company to WSI following February 28, 1997. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

         In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived assets and for the Long-Lived Assets to be Disposed of" SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. An evaluation of the long-lived assets associated with the Company operations resulted in the determination that certain intangible assets were impaired. The impaired assets were written down by $11,385,328.

         The Company also conducted a thorough analysis of fixed assets on hand to the assets recorded in the accounting records resulting in an write off of fixed assets resulting in a charge of $1,183,446.

         Depreciation and amortization expense increased by approximately $250,000 from fiscal 1995 to 1996 primarily as a result of the completion of certain incineration facilities in Birmingham, Alabama, which were placed in service. Depreciation and amortization increased by approximately $740,000 from fiscal 1994 to 1995 primarily as a result of substantially a full year's depreciation on property, plant and equipment from the acquistions of River Bay and Med-Waste assets and increased amortization of intangibles, including goodwill, due to the acquisitions. Similarly, the increase from fiscal 1993 to 1994 of approximately $600,000 results from additional depreciation and amortization relating to the 3CI merger.

         The increase in accounts receivable from 1995 to 1996 results primarily from an increase sales and from a delay in the billing cycle due to the relocation of the Company's production accounting office during the fourth quarter of the fiscal year end 1996. The decrease in accounts receivable from 1994 to 1995 results primarily from providing a significant allowance for doubtful accounts and aggressive cash collections partially offset by increased billings during the year. The increase in accounts receivable from 1993 to 1994 results primarily from the acquisition of Med-Waste and merger of 3CI and a delay in billings related to the move from San Marcus to Houston and integration of the acquisitions.

         The increase in accounts payable from 1995 to 1996 is primarily a result of the decreased operating capital available to make payments on a timely basis. The decrease in accounts payable from 1994 to 1995 results primarily from the payment of outstanding obligations due to the availability of funds advanced or invested by WSI.

         The increase in accrued liabilities from 1995 to 1996 is largely attributable to accruals made by the Company for estimated costs associated with several legal and contractual disputes. The increase in accrued liabilities from 1994 to 1995 is largely attributable to accruals made by the Company for estimated costs associated with several legal and contractual disputes. The increase in accrued liabilities from 1993 to 1994 results primarily from the accrual of certain estimated cleanup costs and anticipated tax expenses.

         INVESTING ACTIVITIES

         During fiscal 1996, the Company completed the construction of incineration facilities in Birmingham, Alabama. Expenditures related to the project during fiscal 1996 totaled $791,851 in additions to the $260,000 incurred during fiscal 1995 and the $550,000 incurred prior to the acquistion of River Bay. During fiscal 1996, the Company invested an additional $1,180,000 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.

         During the fiscal 1995, the Company acquired substantially all of the assets and certain liabilities from River Bay Corporation in exchange for 865,500 shares of common stock and a $1 million promissory note to River Bay Corporation. The Company has committed to repurchase the shares at $3.00 per share at River Bay Corporation's option. See Note 1 to Consolidated Financial Statements.

         During fiscal 1994 the Company incurred $550,000 in costs related to the acquisitions of A/MED, AMTC and Med-Waste. Additionally, the Company incurred $350,000 in costs for equipment purchases to support ongoing operations.

         For information with respect to acquisitions during 1995, see "RECENT ACQUISITIONS" above.

                         SELECTED RESULTS OF OPERATIONS



                          YEAR ENDED         YEAR ENDED         YEAR ENDED
                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                             1996               1995               1994
                         -------------      -------------      -------------

 REVENUES                 $17,748,300        $16,522,025        $ 12,422,717
 Percentage increase
   from prior period             7.4%              33.0%              104.7%
 POUNDS OF MEDICAL WASTE
   INCINERATED             48,174,155         41,204,766          33,759,859
 Percentage increase
   over prior period            16.9%              22.1%              150.6%




        YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED
           SEPTEMBER 30, 1995

        REVENUES increased to $17,748,300 for the fiscal year ended September 30, 1996 compared to $16,522,025 for the fiscal year ended September 30, 1995. The Company has been able to achieve this increase in revenues by a change in the mix of waste being burned and an increase in the volume of the waste streams being collected and processed at its facilities. The Company has been able to achieve the increase notwithstanding continued downward pressure on pricing from the high level of competition in the industry.

        COST OF SERVICES increased to $13,815,480 for fiscal 1996 compared to $11,756,968 for fiscal 1995. The increased cost of service resulted from higher transportation costs, incineration costs paid to third parties and a substantial increase in costs of supplies. These higher costs can be partially associated with the River Bay division due to the delay of the start of an incinerator in Birmingham, Alabama. The incinerator was in full operation by the start of the third quarter of fiscal 1996 and some of the projected reductions in outside incinerator costs paid to third parties and the elimination of additional transportation and repackaging costs associated with the dependency for outside incineration costs are being achieved. In addition, the installation and the startup costs associated with the microwave unit at our Birmingham , Alabama, created an increase in operating costs.

        WRITE OFF OF INTANGIBLE ASSETS in fiscal 1996 totaled $11,385,328. The company prepared an evaluation of the fair value of the assets associated with the Company's operations resulting in the determination that certain intangible assets were impaired. The fair value was based on estimated future cash flows to be generated by the Company's operations, discounted at a market rate of interest. This write off of intangibles was a result of the Company consistently experiencing and further projecting negative cash flows.

         WRITE OFF OF FIXED ASSETS in fiscal 1996 totaled $1,183,000. A thorough analysis was conducted of the Company's operating assets and systems of American 3CI. In conjunction with the analysis, the Company reconsidered the use of certain operating assets as well as a result of recent experiences and current market conditions. As a result of the analysis, the Company wrote off certain operating equipment which would not benefit future operations, expensed certain leasehold improvements costs for certain closed facilities and expensed $420,000 of computer software and hardware which will not be utilitzed in future operations.

        SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses decreased to $4,343,246 in fiscal 1996 from $6,996,575 in fiscal 1995. The decrease results from one time severance costs and duplicative administration functions that were being incurred by the Company from previous acquisitions being eliminated. Due to the continued lawsuit proceedings the Company felt it necessary to accrue an additional $1 million for legal costs for the fourth quarter of fiscal year 1996.

        DEPRECIATION AND AMORTIZATION expense increased to $2,224,161 for fiscal 1996 from $1,976,212 for fiscal 1995, due principally to the commencing of the new incinerator located in Birmingham, Alabama.

        INTEREST EXPENSE increased to $839,089 in fiscal 1996 from $655,080 in fiscal 1995 due primarily to attributed to the increase in the note payable from advances by the majority shareholders.


        YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO THE YEAR ENDED
          SEPTEMBER 30, 1994

        REVENUES increased to $16,522,025 for the fiscal year ended September 30, 1995 compared to $12,422,717 for the fiscal year ended September 30, 1994. The increase in revenues and pounds incinerated was due principally to the inclusion of substantially a full year of revenues in 1995 for the acquisitions of River Bay, Med-Waste and 3CI while 1994 included only eight months for 3CI and two months for Med-Waste. In fiscal 1995 there was an emphasis on obtaining smaller generators of biomedical waste, such as physicians offices and laboratories, to offset the loss of a major metropolitan hospital council contract.

        COST OF SERVICES increased to $11,756,968 for fiscal 1995 compared to $9,273,011 for fiscal 1994. The increased cost of service resulted from higher transportation costs, incineration costs paid to third parties and a substantial increase in costs of supplies. The acquisition of River Bay in fiscal 1995 was a strategic entry into a new major market region and costs per pound have been higher. Management believes that the construction of a strategically located incineration facility, scheduled for completion in the second quarter of fiscal 1996, should reduce the cost of services for that region. Additionally, the cost of supplies, (primarily boxes and liners) increased substantially as a result of increased prices of paperboard and resin, resulting in higher cost per revenue dollar. The Company was not able to pass all these cost increases on to its customers due to ongoing competitive pricing pressures.

        SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses increased to $6,996,575 in fiscal 1995 from $2,452,840 in fiscal 1994. The increase results partially from the acquisitions discussed above being included for a full year in 1995 but only a partial year during fiscal 1994. Specifically,

        o The River Bay and Med-Waste acquisitions resulted in additional S,G&A expenses of approximately $900,000 and $360,000, respectively, in 1995.
        o The Company recorded bad debt expenses of approximately $840,000 during 1995, while 1994 included bad debt expense of approximately $520,000.
        o The Company has been involved in several legal or contract disputes which resulted in settlement costs and accruals of estimated related expenses totaling approximately $1,350,000.
        o The Company reimbursed WSI for services rendered in the amount of $310,000.
        o As a result of the acquisitions concluded during the year, the Company incurred duplicative expenses and management continues to focus on integrating the administrative functions of its operations with those of recent acquisitions. Additionally, the Company relocated its headquarters from Houston, Texas, to Shreveport, Louisiana, resulting in higher costs from employee turnover and other non-recurring moving costs.

        DEPRECIATION AND AMORTIZATION expense increased to $1,976,212 for fiscal 1995 from $1,236,592 for fiscal 1994, due principally to increased depreciation on property, plant and equipment from acquisitions previously discussed and increased amortization of intangibles due to acquisitions.

        INTEREST EXPENSE increased to $655,080 in fiscal 1995 from $423,890 in fiscal 1994 due primarily to interest expense incurred related to the River Bay acquisition.

        YEAR ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

        REVENUES increased to $12,422,717 for the fiscal year ended September 30, 1994 compared to $6,069,217 for the nine month period ended September 30, 1993. The increase in revenues was due principally to certain acquisitions, a full year period compared to nine months plus a reorganization of the sales personnel and an aggressive emphasis on major generators of biomedical waste, such as medical centers and hospitals. Notwithstanding the increase in revenues in fiscal 1994 compared to the nine months ended September 30, 1993, competitive pricing pressures increased in the Company's marketing area causing the price per pound of biomedical waste collected, transported and processed to decline to approximately $0.36 per pound in fiscal 1994 compared to approximately $0.45 per pound in 1993.

        COST OF SALES increased to $9,273,011 for fiscal 1994 compared to $5,009,581 for the nine month period ended September 30, 1993, due in part to the effect of certain acquisitions. Cost of sales consists primarily of the expenses related to the collection, transportation, and processing (destruction by controlled incineration) of biomedical waste generated by the Company's customers. Cost of sales as a percentage of revenues was 74.7% in fiscal 1994 compared to 82.5% in the nine month period ended September 30, 1993. Cost of sales decreased 7.9% due primarily to economies of scale gained from the February 1994 acquisition of AMTC and AMED, reduction of employee redundancies, improved routing efficiency, and reduction of third party waste processing.

        SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased to $2,452,840 for fiscal 1994 compared to $750,149 for the nine month period ended September 30, 1993, due in part to costs related to certain acquisitions. SG&A expense includes commissions, advertising and promotions, sales costs, salaries and benefits, contract labor, legal, accounting and other professional fees, communications, postage and freight, interest, and reserve for bad debt, among other items. SG&A expense in 1994 included significant costs related to the Company's reorganization following the acquisition of AMTC and A/MED including the transfer of corporate headquarters from San Marcos, Texas to Houston, Texas and employee severance payments related thereto, an increased expense for an expanded billing and accounts receivable department and increased professional fees. Bad debt expense was unusually high due to a number of factors including the relocation of the Company's headquarters, employee turnover and the operational, accounting, and systems integrations of the acquisitions completed in 1994. SG&A as a percentage of revenues was 20% in fiscal 1994 compared to 12% in the nine month period ended September 30, 1993. Included in the 1994 amounts, the Company has increased its reserve for bad debt by $520,567, representing approximately 54% of reported net loss.

        DEPRECIATION AND AMORTIZATION expense increased to $1,236,592 for fiscal 1994 compared to $639,996 for the nine month period ended September 30, 1993, due principally to increased depreciation on property, plant and equipment acquisitions previously discussed and increased amortization of intangibles due to acquisitions.

        INTEREST EXPENSE decreased due primarily to the conversion of WSI debt to equity of $4,580,599 in April 1994 and $3,000,000 in December 1993.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and financial statement schedule listed in Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 26, 1994, KPMG Peat Marwick L.L.P. resigned from its role as the Company's principal accountants. The Company subsequently appointed Arthur Andersen LLP as principal accountants on January 16, 1995.

        In connection with the audits of the fiscal periods ended September 30, 1993 and 1992, and the subsequent interim period through October 26, 1994, there were no disagreements with KPMG Peat Marwick L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

        The audit reports of KPMG Peat Marwick L.L.P. on the consolidated financial statements of the Company as of and for the years ended September 30, 1993 and December 31, 1992, did not contain any adverse opinion or disclaimer of opinion nor were they qualified, modified as to uncertainty, audit scope, or accounting principles.

        On September 13, 1996, Arthur Andersen, LLP resigned from its role as the Company's principal accountants. The Company subsequently appointed Heard, McElroy & Vestal, LLP as principal accountants on November 13, 1996.

        In connection with the audits of the fiscal periods ended September 30, 1994 and 1995 and the sebsequent period through September 13, 1996, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

        The audit reports of Arthur Andersen LLP on the consolidated financial statements of 3CI Complete Compliance Corporation as of and for the years ended September 30, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion; however, the 1995 opinion was modified with respect to: 1. an emphasis of a matter paragraph discussing certain operating and liquidity issues confronting the Company and 2. an explanatory paragraph describing an uncertainty with respect to the outcome of certain litigation filed against the Company. The 1994 opinion was modified and included an emphasis of a matter paragraph discussing certain operating and liquidity issues confronting the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of January 9, 1997, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.

                                                                SERVED IN SUCH
        NAME               AGE      POSITION                    POSITION SINCE
        ----               ---      --------                    --------------

        Dr. Werner Kook     48      Chairman of the Board             1995

        Charles D. Crochet  38      President and Director            1994

        Curtis W. Crane     37      Chief Financial Officer,          1995
                                      Secretary and Treasurer

        Dr. Clemens Pues    32      Vice President and Director       1995

        Juergen Thomas      50       Director                         1994


        There are no arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Dr. Pues is a senior officer of WSI, which beneficially owns 51.6% of the outstanding shares of the Company, and Dr. Kook and Dr. Pues are employed by certain waste management companies controlled by the Rethmann families and Edelhoff families, respectively, collectively who own 100% of Waste Systems, Inc.

        The following is a summary of the business background and experience of each of the persons named above:

        DR. WERNER KOOK has served as Chairman of the Board of the Company since October 1995. Dr. Kook has served as a senior officer of various waste management companies controlled by the Rethmann family in Europe for the past six years and is a member of the board of Rethmann AG & Co..

        CHARLES D. CROCHET has served as President and a Director of the Company since February 1994. Mr. Crochet founded and served as president of a 3CI predecessor company and has worked in the medical waste business since 1988. Prior to 1988, Mr. Crochet was employed for over ten years in senior positions with two public, national companies engaged in the business of hazardous waste management.

        CURTIS W. CRANE has served as Chief Financial Officer of the Company since September 1995. Prior to his affiliation with the Company, Mr. Crane held senior financial positions including Chief Financial Officer for NDE Environmental Corporation and Director of Finance and Tax for Lone Star Steel Company.

        JUERGEN THOMAS has served as a Director of the Company since February 1994. Mr. Thomas has served for over fifteen years as Chief Financial Officer of certain companies associated with the Edelhoff families, which are leading waste management companies in Europe, and is a Director of Waste Systems, Inc. since 1996.

        DR. CLEMENS PUES has served as a Director and Vice President of the Company since October 1995. Dr. Pues is also currently President of Waste Systems, Inc. Dr. Pues has been working with the AIR Lippewerk Recycling GmbH, a wholly-owned subsidiary of the Rethmann Kreislaufwirtschaft GmbH & Co.KG, since September 1994, where he has been responsible for gypsum recycling. Prior to 1994, Dr. Pues was employed at the University of Muenster as assistant professor in international management for four years.

        DIRECTOR COMPENSATION

        Directors who are officers or employees of the Company receive no additional compensation for their services as members of the Board of Directors. Directors who are not such officers or employees do not currently receive any compensation for such services but may, in the future, receive such compensation for their services as the Board of Directors may from time to time determine.

        SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and reports of changes in ownership of such equity securities with the Securities and Exchange Commission ("SEC"). Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that its directors, executive officers and greater than 10% stockholders complied with all
        Section 16(a) filing requirements.

        During 1995, Dr. Clemens Pues and Dr. Werner Kook have not filed timely Form 3's following their election as directors of the Company, Curtis Crane has not filed a Form 3 following his election as an officer of the Company. Larry Stephens, Juergen Thomas, Dr. Hermann Niehues, Georg Rethmann, Dr. Werner Kook and Waste Systems, Inc. all have filed Form 3's late, Waste Systems, Inc. has filed two Form 4's late, Dr. Hermann Niehues filed four
        Form 4's late and Charles Crochet filed two Form 4's late.

ITEM 11. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer or persons acting in a similar capacity, and the remaining most highly compensated executive officers of the Company whose total annual salary and bonus for the fiscal years ended September 30, 1994, September 30, 1995 and September 30, 1996 was at least $100,000.

                                                                        Long-term  Compensation
                                                                                 Awards
                                  Fiscal        Annual Compensation    Other Annual      Stock          All Other
Name and Principal Position        Year       Salary         Bonus     Compensation     Options(#)    Compensation(#)
---------------------------       ------      ------         -----     ------------     ----------    ---------------
Patrick Grafton(1)                 1994       $56,000         --            --           135,000             --
Chief Executive Officer            1995      $115,000(2)      --            --              --               --

Charles D. Crochet                 1994      $ 90,000                                     90,000(3)
President                          1995      $115,000                                     90,000
                                   1996      $130,000         --            --                               --

(1) Mr. Grafton was removed without cause as Chief Executive Officer and Secretary of the Company in March 1995.

(2) Information provided as to Mr. Grafton's compensation is reported on an annualized basis.

(3) In 1994, Mr. Crochet received an option to purchase 90,000 shares of the Company's Common Stock at $3.00 per share vesting over a three year period at 1/36 per month on a cumulative basis. Of these shares, 32,500 have vested and the remaining shares have been terminated pursuant to the terms of the new employment agreement executed between Mr. Crochet and the Company in August 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of the Company performs, among other functions, the functions normally performed by a compensation committee. During the fiscal year 1996, the following persons served on the Board of Directors and participated in the deliberations concerning executive officer compensation: Dr. Werner Kook, Charles D. Crochet, Dr. Clemens Pues, and Juergen Thomas. Charles D. Crochet also served as the President of the Company during 1996. Dr. Clemens Pues is currently the President of Waste Systems, Inc. which beneficially owns 51.6% of the Common Stock of the Company. Erik v. Forell and Georg Rethmann formerly served as directors of WSI during fiscal year 1995. Erik v. Forell served as President and Secretary of WSI during the third and fourth quarters of fiscal year 1995. Georg Rethmann served as the President of WSI during the first and second quarters of fiscal year 1995. Dr. Clemens Pues is currently the President of WSI.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

In accordance with the executive compensation rules established by the SEC, the following report regarding executive compensation is provided by the Board of Directors.

During fiscal 1996, the Company had no formal compensation policies with respect to executive officers. Because there are no formal compensation policies in place, the compensation of newly-hired executive officers was determined based generally on the qualifications and prior experience of the executive officers. The following paragraphs set forth the basis of the compensation paid in fiscal 1996 and fiscal 1995 to Patrick Grafton and Charles Crochet.

In February 1994, the Board of Directors elected Patrick Grafton as Chief Executive Officer and Secretary of the Company. At that time, the Board of Directors established Mr. Grafton's salary at $5,550 per month for February and March of 1994, $7,500 per month for April through September 1994, and $9,583 per month for October 1994 through September 1995, as part of an employment agreement commencing February 1994 and ending September 1995. In February 1994, Mr. Grafton also received an option to purchase 135,000 shares of the Company's Common Stock at $3.00 per share which vests over a three-year period at 1/36 per month on a cumulative basis. The Board of Directors set Mr. Grafton's compensation package based on the key role he was to hold within the Company and in view of competitive compensation packages offered to his peer group in the industry. The stock option was granted to provide a long-term incentive to Mr. Grafton. In March 1995, Mr. Grafton was removed without cause as Chief Executive Officer and Secretary of the Company.

In February 1994, the Board of Directors elected Charles Crochet as President of the Company. At that time, the Board of Directors established Mr. Crochet's salary at $6,250 per month for February and March of 1994, $7,500 per month for April through September 1994, and $9,583 per month for October 1994 through September 1995, as part of an employment agreement commencing February 1994 and ending September 1995. This employment agreement was renewed on August 31, 1995, increasing Mr. Crochet's salary to $10,833 per month commencing October 1, 1995 through September 1996. In February 1994, Mr. Crochet also received an option to purchase 90,000 shares of the Company's Common Stock at $3.00 per share which vested over a three year period at 1/36 per month on a cumulative basis. According to the terms of the renewal of Mr. Crochet's employment agreement, the remaining unvested options under the former employment agreement were terminated and Mr. Crochet was granted an option to purchase 90,000 shares of the Company's Common Stock at $2.00 per share, which also vests over a three year period at 1/36 per month on a cumulative bases. The Board of Directors set Mr. Crochet's compensation package based on the key role he was to hold within the Company and in view of competitive compensation packages offered to his peer group in the industry. The stock option was granted to provide a long-term incentive to Mr. Crochet.

                               BOARD OF DIRECTORS
                                 Dr. Werner Kook
                               Mr. Juergen Thomas
                                Dr. Clemens Pues
                               Mr. Charles Crochet

EMPLOYMENT AGREEMENTS

Mr. Patrick Grafton served as Chief Executive Officer of the Company pursuant to an employment agreement commencing February 1994 and ending September 1995. Mr. Grafton was entitled to a salary of $5,500 per month in February and March 1994, and then $7,500 per month from April through September 1994, increasing to $9,583 per month commencing October 1994 through September 1995. This employment agreement was terminated on March 31, 1995.

Mr. Charles D. Crochet serves as President of the Company pursuant to an employment agreement commencing February 1994 and ending September 1995. Mr. Crochet was entitled to a salary of $6,250 per month in February and March 1994, and then $7,500 per month from April through September 1994, increasing to $9,583 per month commencing October 1994 through September 1995. This employment agreement was renegotiated and modified on August 31, 1995, increasing Mr. Crochet's salary to $10,833 per month commencing October 1, 1995 and thereafter increased to $13,333 on October 1, 1997, and continues through May 1998. Persuant to this agreement in the event the Company discharges Mr. Crochet without cause, Mr. Crochet is entitled to receive all monthly installments of salary for the remaining term of the agreement. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus based on Fiscal Year Pre-Tax Profits as a percentage of Revenues. The amount of such annual bonus is based on a percentage between 6% and 10% of an amount determined by the Board of Directors from an approved bonus plan, such actual percentage depending upon the Company's Pre-Tax Profits as a percentage of Revenue.

Other than as set forth above, there are no compensatory plans or arrangement with respect to any individual named in the Summary Compensation Table above or otherwise which would result from the resignation, retirement or other termination of such individual's employment with the Company or a change in control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's' knowledge, as of January 7, 1997, regarding the beneficial ownership (as defined by Rule 13d-3 of the Securities Exchange Act of 1934) of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all directors and executive officers of the Company as a group. Unless otherwise noted, each person has sole voting power and sole investment power with respect to shares owned.

NAME AND ADDRESS OF                      AMOUNT AND NATURE OF       PERCENT OF
BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP          CLASS
-------------------                      --------------------       ----------

Waste Systems, Inc.(1)                        5,104,448                51.6%
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

River Bay Corporation(2)                        865,500                 8.4%
P.O. Box 13313
Jackson, Mississippi   39236

American Medical Technologies, Inc.             680,818                 6.9%
5847 San Felipe, Suite 900
Houston, Texas 77057

Jim  Shepherd(3)                                477,889                 4.8%
Route 3, Box 264
Bismarck, AR 71929

Patrick Grafton(4)                              235,916                 2.4%
120 Tradd Street
Charleston, South Carolina 29401

Charles D. Crochet(5)                           123,209                 1.2%
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Dr. Werner Kook                                   -0-                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Dr. Clemens Pues                                  -0-                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Juergen Thomas                                    -0-                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Curtis W. Crane                                   -0-                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

All directors and executive officers as         123,209                 1.2%
a group (5 persons)
---------------------------------------
Footnotes on Next Page

(1) A Schedule 13D dated April 17, 1995 reflects that Waste Systems, Inc. ("WSI") is the beneficial owner of 5,104,448 shares. Such Schedule 13D reflects that WSI is owned 50% by Rethmann V & B GmbH & Co., a German corporation controlled by members of the Rethmann Family in Germany, and 50% by Gustav Dieter Edelhoff, Gustav Edelhoff, Heike Edelhoff-Kirchhoff and Heidemarie Edelhoff, members of the Edelhoff Family in Germany. The Rethmann Family and the Edelhoff Family share voting and dispositive power with respect to the shares beneficially owned by WSI. The Company has been advised that the interests in WSI owned by the members of the Edelhoff family have been transferred to Lobbe Holding GmbH & Co., a German corporation controlled by members of the Edelhoff family.

(2) A Schedule 13D dated October 20, 1994, reflects that River Bay Corporation, a Mississippi corporation, is the beneficial owner of 865,500 shares and has sole voting and dispositive power with respect to such shares.

(3)      See "Recent Acquisitions" and  "Item 3. Legal Proceedings".

(4) Mr. Grafton was terminated without cause on March 31, 1995. The information sets forth, to the best of the Company's' knowledge, Mr. Grafton's beneficial ownership based on filings with the SEC.

(5) Includes 6,500 shares held in the name of Mr. Crochet's son, Chase Crochet. Also included are 77,500 shares which Mr. Crochet has the right to acquire pursuant to the Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS  AND RELATED TRANSACTIONS

         In February, March, April, May and July 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, to be funded at the discretion of WSI, which was utilized to repay the advances not converted to common stock. This Revolving Promissory Note was renegotiated in September 1995 increasing the total available to $8,000,000 including interest with the principal portion not to exceed $7,400,000.

         Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note.

         In April 1994, WSI which beneficially owns 51.6% of the outstanding shares of Common Stock, purchased 1,557,324 shares of Common Stock of the Company in consideration for the conversion by WSI of long-term debt totaling $4,580,599, plus accrued interest of $91,374 ($3.00 per share).

         In April 1995, WSI purchased an additional 416,667 shares of Common Stock in consideration for the conversion by WSI of a $1,000,000 non-interest-bearing cash advance made by WSI to the Company in November 1994 ($2.40 per share).

         In February, March, April, May and July 1995, WSI made additional cash advances of $4,100,000 to the Company.

         In February 1995, the Company expensed approximately $310,000 for certain services provided to the Company and for reimbursement of expenses incurred on behalf of the Company.

         Charles Crochet, President of the Company, had previously entered into an agreement with A/MED for an award of stock valued at $150,000 or of that amount of cash to be used to purchase stock in the event of an initial public offering. The parties have agreed that the reverse acquisition of A/MED and AMTC is equivalent to an initial public offering for purposes of the agreement. Mr. Crochet has agreed to forego the award under the agreement in return for additional stock options.

         Through 1996, the Company shared certain facilities, personnel and administrative services with WSI. The related costs allocated to the Company were based on management's estimates of time expended by personnel on, or benefit received by, periods.

         The Company had loans from WSI, its majority shareholder, outstanding during 1994, 1995 and 1996. Related interest expense in the amount of $630,616, $112,500, and $221,246 was recorded for the years ended Setpember 30, 1996, September 30, 1995, and September 30, 1994, respectively.

         The Company currently does business with an equipment company owned by the father of Charles Crochet, the President of the Company. No payments were made during the year ended September 30, 1995. There was an outstanding invoice of $20,000 due to Crochet Equipment Company at September 30, 1995 and 1996.

         The Company leased a vehicle from a partnership controlled by certain shareholders of the Company. The Company paid the partnership $20,935 for the year ended September 30, 1995 and $13,500 for the year ended September 30, 1994, pertaining to the lease agreement. No payments were made during fiscal year 1996.

         During 1996, the Company has made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms company during fiscal year ended September 30, 1996 totaled $22,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

          1.      Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 1996, the year ended September 30, 1995 and the year ended September 30, 1994, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2.       Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 1996, the year ended September 30, 1995, and the year ended September 30, 1994, required by Item 8 of Part II of Form 10-K, is annexed to this report as a separate section.

 (b)       REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996:

         The Company filed a Form 8-K in September 1996 to report the resignation of the Company's independent public accountants Arthur Andersen LLP.

         The Company filed a Form 8-K in November 1996 to report the appointment of Heard, McElroy & Vestal LLP as the Company's independent public accountants.

(c) EXHIBITS - THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                          3CI COMPLETE COMPLIANCE CORPORATION
                          (Company)


January 13, 1997          /s/ Charles D. Crochet
                          ----------------------
                          Charles D. Crochet
                          President (Principal Executive Officer)


January 13, 1997          /s/ Curtis W. Crane
                          --------------------
                          Curtis W. Crane
                          Chief Financial Officer, Secretary and Treasurer
                          (Principal Financial Officer and  Principal
                           Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                DATE



/s/ Charles D. Crochet      President and Director          January 13, 1997
------------------------
Charles D. Crochet

/s/ Dr. Clemens Pues        Vice President and Director     January 13, 1997
------------------------
Dr. Clemens Pues

/s/ Dr. Werner Kook         Chairman and Director           January 13, 1997
------------------------
Dr. Werner Kook

/s/ Curtis W. Crane         Chief Financial Officer,        January 13, 1997
------------------------    Secretary and Treasurer
Curtis W. Crane


/s/ Juergen Thomas          Director                        January 13, 1997
------------------------
Juergen Thomas

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

 CONSOLIDATED FINANCIAL STATEMENTS OF 3CI COMPLETE
    COMPLIANCE CORPORATION

      Report of Independent Public Accountants
         Heard, McElroy & Vestal, LLP                                     38

      Report of Independent Public Accountants
         Arthur Andersen, LLP                                             39

      Consolidated Balance Sheets -- September 30, 1996 and  1995         40


      Consolidated Statements of Operations for the years ended
         September 30, 1996, 1995 and  1994.                              41


      Consolidated Statements of Shareholders' Equity (Deficit) for
         the years ended September 30, 1996, 1995 and 1994                42


      Consolidated Statements of Cash Flows for the years ended
         September 30, 1996, 1995 and  1994                               43


      Notes to Consolidated Financial Statements                          45



FINANCIAL STATEMENT SCHEDULE

      The following schedule is filed as part of this Annual Report on Form
10-K.

      Schedule II Valuation and Qualifying Accounts                       63


      All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended September 30, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3CI Complete Compliance Corporation as of September 30, 1996, and the results of its operation and cash flows for the year ended September 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 13 to the financial statements, the Company (i) has suffered recurring losses from operations, (ii) has a negative working capital, (iii) has a net capital deficiency and (iv) is involved in legal proceedings, all of which collectively raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Notes 1 and
13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               HEARD, McELROY & VESTAL, LLP


Shreveport, Louisiana
January 13, 1997

To 3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 1995 and 1994. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our accounts.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has consistently incurred losses for the past several fiscal years and losses have continued into fiscal 1996. The Company has historically relied on WSI funding, and such support was again necessary in fiscal 1995 and will continue to be necessary in the future. Management and the Company's board of directors implemented a business plan and long term strategy which success is dependent upon the Company's ability to substantially reduce operating expenses and increase the average revenue per pound to levels sufficient to generate income and cash flow necessary to satisfy its obligations as they become due and realize the recorded value of its assets. In the absence of the Company being able to secure third party financing, WSI has provided the Company with a line of credit of $8 million (Note 5), with a maturity date of December 31, 1996, of which $4.1 million has been drawn down as of September 30, 1995. The note agreement contains various covenants, which among other things, require that the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 shall not exceed $600,000, net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall exceed $100,000, $200,000 and $300,000 respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). Management believes this note will be adequate to provide the necessary financial support to meet working capital and other requirements through December 1996. The ability of the Company to achieve its long-term business strategy is dependent upon the Company's ability to meet its business plan and obtain continued financing from WSI or third party lenders. In the event the Company does not meet its business plan or WSI does not continue to support the Company prior to and beyond December 1996 or the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 1995 and 1994, and the results of its consolidated operations and cash flows for the years ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's, rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

As further discussed in Note 11, a group of minority shareholders filed suit against the Company alleging minority shareholder suppression, breach of fiduciary duty and breach of contract, among other allegations, and has demanded unspecified actual damages and punitive damages of $10 million. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition and results of operations. However, the outcome of this matter cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations. Accordingly, no provisions for any liability that may result upon adjudication have been made in the accompanying financial statements.


                                                    ARTHUR ANDERSEN LLP


Houston, Texas
January 10, 1996

                      3CI COMPLETE COMPLIANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,  September 30,
                                                                                 1996           1995
                                                                             ============   ============
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                $       --     $     78,556
    Restricted cash                                                               130,000        100,000
    Accounts receivable, less allowances of $990,994 and $1,283,269
        at September 30, 1996 and 1995, respectively                            3,753,421      2,970,505
    Inventory                                                                      59,045         90,384
    Other current assets                                                          232,989        254,378
                                                                             ------------   ------------
        Total current assets                                                    4,175,455      3,493,823
                                                                             ------------   ------------

Property, plant and equipment, at cost                                         11,396,144     12,044,891
      Accumulated depreciation                                                 (2,933,525)    (2,656,169)
                                                                             ------------   ------------
        Net property, plant and equipment                                       8,462,619      9,388,722
                                                                             ------------   ------------

Incineration rights and permits, at cost, net of accumulated amortization of $0 and $646,455 at
      September 30, 1996 and 1995, respectively                                      --        1,845,289
Excess of cost over net assets acquired, net of accumulated amortization
      of $49,988 and $517,237 at September 30, 1996 and 1995, respectively        387,243     10,297,387
Other intangible assets, net of accumulated amortization of $74,552 and
      $677,120 at September 30, 1996 and 1995, respectively                       349,502        493,375
                                                                             ------------   ------------
           Total assets                                                      $ 13,374,819   $ 25,518,596
                                                                             ============   ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Bank overdrafts                                                          $     34,382   $       --
    Notes payable                                                                 211,928        226,501
    Current portion of long-term debt, unaffiliated lenders                     1,314,290      1,962,992
    Accounts payable                                                            1,866,223      1,292,514
Accounts payable, affiliated companies                                            319,156        307,046
    Accrued liabilities                                                         2,361,006      2,558,634
    Note payable majority shareholder                                           8,842,969           --
                                                                             ------------   ------------
        Total current liabilities                                              14,949,954      6,040,641
                                                                             ------------   ------------


Accounts Payable, affiliated companies                                               --          307,046
Long-term debt unaffliated lenders, net of current portion                        742,400      1,475,622
Long-term debt majority shareholder, net of current portion                          --        4,100,000
                                                                             ------------   ------------
        Total liabilities                                                      15,692,354     11,923,309
                                                                             ------------   ------------

Accrued stock put option                                                        1,696,500      1,773,948


Shareholders'  Equity (deficit):
    Preferred stock, no par value, authorized 1,000,000 shares; none issued
    Common stock, $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 9,900,311 and 9,504,841 shares at
        September 30, 1996 and 1995, respectively                                  99,004         95,049
    Additional Paid-in capital                                                 20,108,743     19,665,235
    Accumulated deficit                                                       (24,221,782)    (7,938,945)
                                                                             ------------   ------------
        Total Shareholders' equity  (deficit)                                  (4,014,035)    11,821,339
                                                                             ------------   ------------
        Total liabilities and shareholders' equity (deficit)                 $ 13,374,819   $ 25,518,596
                                                                             ============   ============

The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                                 For the         For the        For the
                                                Year Ended     Year Ended     Year Ended
                                               September 30,  September 30,  September 30,
                                                   1996           1995           1994
                                               ============   ============   ============
Revenues                                       $ 17,748,300   $ 16,522,025   $ 12,422,717
Expenses:
      Cost of services                           13,815,480     11,756,968      9,273,011
      Depreciation and amortization               2,224,161      1,976,212      1,236,592
      Write off of intangibles (Note 11)         11,385,328           --             --
      Write off of fixed assets (Note 3)          1,183,446           --             --
      Selling, general and administrative         4,343,246      6,996,575      2,452,840
                                               ------------   ------------   ------------
      Loss from operations                      (15,203,361)    (4,207,730)      (539,726)

Other income (expense):
Interest and other expense, net (Notes 4 & 5)    (1,053,424)      (655,080)      (423,890)

                                               ------------   ------------   ------------
Loss before income taxes and accretion
     of stock put                               (16,256,785)    (4,862,810)      (963,616)
                                               ------------   ------------   ------------

Income taxes                                           --             --             --
Accretion of stock put                              (26,052)      (217,075)          --
                                               ------------   ------------   ------------
Net loss                                       $(16,282,837)  $ (5,079,885)  $   (963,616)
                                               ============   ============   ============


Weighted average shares outstanding               8,872,348      8,530,611      5,636,030
                                               ============   ============   ============

Net loss per common share                      $      (1.84)  $      (0.60)  $      (0.17)
                                               ============   ============   ============




The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)






                                                                      ADDITIONAL                     TOTAL
                                            SHARES       COMMON        PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                            ISSUED        STOCK         CAPITAL      DEFICIT     EQUITY (DEFICIT)
                                         ------------  ------------  ------------  ------------  ----------------
Balance at September 30, 1993               1,973,680  $     19,737  $  3,303,669  $ (1,895,444)  $  1,427,962

Conversion of AMTC and A/MED
     debt and accrued interest
     to equity                                666,670         6,667     3,093,333          --        3,100,000

Deemed issuance of common stock
     in connection with the merger of
     AMTC and A/MED                         3,500,000        35,000     6,965,000          --        7,000,000

Conversion of 3CI debt and
     accrued interest to equity             1,557,324        15,573     4,656,400          --        4,671,973

Purchase of Med-Waste Arkansas                525,000         5,250       651,000          --          656,250

Net Loss                                         --            --            --        (963,616)      (963,616)
                                         ------------  ------------  ------------  ------------   ------------
Balance at September 30, 1994               8,222,674        82,227    18,669,402    (2,859,060)    15,892,569


Conversion of 3CI debt to equity              416,667         4,167       995,833          --        1,000,000


Purchase of River Bay                         865,500         8,655          --            --            8,655

Net Loss                                         --            --            --      (5,079,885)    (5,079,885)
                                         ------------  ------------  ------------  ------------   ------------

Balance at September 30, 1995               9,504,841        95,049    19,665,235    (7,938,945)    11,821,339


Issuance of Med-Waste earnout shares          145,470         1,455       196,008       197,463

Issuance of Med-Waste settlement shares       250,000         2,500       247,500       250,000

Net Loss                                         --            --            --     (16,282,837)   (16,282,837)
                                         ------------  ------------  ------------  ------------   ------------

Balance at September 30, 1996               9,900,311  $     99,004  $ 20,108,743  $(24,221,782)  $ (4,014,035)
                                         ============  ============  ============  ============   ============

The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                             FOR THE          FOR THE       FOR THE
                                                                            YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                           SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                                                1996           1995           1994
                                                                            ============   ============   ============
Cash flow from operating activities:
     Net loss                                                               $(16,282,837)  $ (5,079,885)  $   (963,616)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         (Gain) loss on disposal of fixed and intangible assets                     --           (2,860)
         Depreciation and amortization                                         2,224,161      1,976,212      1,236,592
         Accretion of stock put                                                   26,052        217,075           --
         Discount on bank note                                                      --          (50,000)          --
         Write off of impaired intangible assets                              11,385,328           --             --
         Write off of fixed assets                                             1,183,446           --             --
         Change in assets and liabilities, net of effect of purchase of River Bay
             (Increase) decrease in restricted cash                              (30,000)         5,364       (105,364)
             (Increase) decrease in accounts receivable, net                    (782,916)       785,155       (853,256)
             (Increase) decrease in inventory                                     31,339         (8,521)       110,216
             (Increase) decrease in prepaid expenses                              (5,005)         9,000        (50,932)
             (Increase) decrease in other current assets                         (45,098)         5,376        614,178
             Increase (decrease) in accounts payable                             573,709     (1,330,009)       262,179
             Increase (decrease) in accounts payable, affiliated companies        12,110        304,230        (88,039)
             Increase (decrease) in accrued liabilities                         (197,628)       722,349        503,300
                                                                            ------------   ------------   ------------
                    Total adjustments to net loss                             14,375,498      2,636,231      1,626,014
                                                                            ------------   ------------   ------------
                    Net cash provided by (used in) operating activities       (1,907,339)    (2,443,654)       662,398
                                                                            ------------   ------------   ------------

Cash flow from investing activities:
     Costs of business acquisitions, net of cash                                    --             --         (546,824)
     Proceeds from sale of property, plant and equipment                          61,986        212,995         58,965
     Purchase of property, plant and equipment                                (1,679,675)    (1,246,893)      (353,055)
     Increase in Intangible assets                                                  --          (90,000)       (84,120)
                                                                            ------------   ------------   ------------
                    Net cash used in investing activities                     (1,617,689)    (1,123,898)      (925,034)
                                                                            ------------   ------------   ------------

Cash flow from financing activities:
     Increase (decrease) in bank overdrafts                                       34,382           --             --
     Proceeds from issuance of notes payable                                     521,542        584,549        455,796
     Principal reduction of notes payable                                       (536,115)      (863,844)      (156,625)
     Reduction of capital lease obligations                                         --          (60,089)       (35,778)
     Proceeds from issuance of long-term debt, unaffiliated lenders            1,221,411        363,320        240,575
     Unpaid interest included in long-term debt                                  842,969           --          109,760
     Reduction of long-term debt, unaffiliated lenders                        (2,603,335)    (1,658,470)      (358,050)
     Proceeds from issuance of note payable to majority shareholder            4,000,000      5,100,000           --
                                                                            ------------   ------------   ------------
                    Net cash provided by financing activities                  3,446,472      3,465,466        255,678
                                                                            ------------   ------------   ------------

Net decrease in cash and cash equivalents                                        (78,556)      (102,086)        (6,958)
                                                                            ------------   ------------   ------------

Cash and cash equivalents, beginning of period                                    78,556        180,642        187,600
                                                                            ------------   ------------   ------------

Cash and cash equivalents, end of period                                    $       --     $     78,556   $    180,642
                                                                            ============   ============   ============




The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                    FOR THE         FOR THE       FOR THE
                                                                   YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                       1996           1995           1994
                                                                   ============   ============   ============
Supplemental Disclosures:
     Cash paid for interest                                        $    241,294   $    304,870   $    206,839
                                                                   ============   ============   ============

     Cash paid for taxes                                                   --             --             --
                                                                   ============   ============   ============

      Investing and financing activities not affecting cash-
            Purchase of net assets (1)                                1,679,675      3,691,345        (99,443)
            Increase in long-term debt and other liabilities (1)     (1,679,675)    (3,691,345)        99,443
                                                                   ------------   ------------   ------------
                                       Cash effect                         --             --             --
                                                                   ============   ============   ============


            Increase in shareholders' equity                            443,508      1,000,000      7,771,973
            Conversion of debt and accrued interest                    (443,508)    (1,000,000)    (7,771,973)
                                                                   ------------   ------------   ------------
                                       Cash effect                         --             --             --
                                                                   ============   ============   ============

            Increase in shareholders' equity (1)                          3,955          8,655      7,656,250
            Fair value of common stock issued for acquisition (1)        (3,955)        (8,655)    (7,656,250)
                                                                   ------------   ------------   ------------
                                       Cash effect                         --             --             --
                                                                   ============   ============   ============



(1) In 1995, the Company purchased substantially all of the net assets of River Bay Coporation by issuing 865,500 shares of Common Stock, and a Note Payable for $1,000,000.
     Seller has the option to require the Company to repurchase the shares at $3.00 per share, a liability, notes payable and accrued stock put option, has been reflected in the company's balance sheet for the amount the Company would be required to pay. (See note 2)


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business and Summary of Significant Accounting Policies:

ORGANIZATION AND BASIS OF PRESENTATION

3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation and incineration of biomedical waste in the southeastern and southwestern United States. In February 1994, subsidiaries of 3CI acquired all the assets and business operations of American Medical Transports Corporation (AMTC), an Oklahoma corporation, and A/MED, Inc. (A/MED), a Delaware corporation. Both AMTC and A/MED were engaged in businesses similar to that of 3CI. Waste Systems, Inc. (WSI), a Delaware corporation, was the majority shareholder of both AMTC and A/MED (the Companies). Additionaly, in February 1994, WSI purchased 1,255,182 shares of 3CI common stock from American Medical Technologies (AMOT).

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

In October 1992, Medical Environmental Disposal, Inc. (MEDI), a wholly owned subsidiary of WSI was merged with and into AMTC, with AMTC being the surviving corporation.

PREDECESSOR TO 3CI

Prior to the merger with AMTC and A/MED, 3CI was a majority owned subsidiary of AMOT. In September 1991, AMOT purchased the business and assets and assumed certain liabilities of 3CI and 3CI Transportation Systems Corporation (the Predecessor Companies), both existing Texas corporations that had been in the medical waste disposal business since 1989 and 1990, respectively. 3CI began operations when AMOT contributed substantially all the net assets and business operations of the Predecessor Companies to 3CI. In April 1992, the Company completed an initial public offering of common stock whereby 800,000 shares were sold by the Company and 580,000 shares were sold by AMOT.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 3CI and its divisions and/or subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

For years ended prior to September 30, 1996 the consolidated financial statements included the Company and its wholly owned subsidiaries 3CI Acquisition Corp./AMTC and 3CI Acquisition Corp./A/MED. During the year ended September 30, 1996 the subsidiaries were merged into 3CI Complete Compliance Corporation. Accordingly, for the year ended September 30, 1996, the financial statements include the accounts of 3CI and its operating divisions and do not include any subsidiary entities.

SUBSTANTIAL DOUBT REGARDING ABILITY  TO CONTINUE AS A GOING CONCERN

 The Company has consistently suffered losses for the past several fiscal years, and losses have continued in fiscal 1997. As of September 30, 1996, the Company has a negative working capital of $10,455,343 and a net capital deficiency of $4,014,035. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1996. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, including deferred interest with cash advances not to exceed $7.4 million, of which $8.9 million including deferred interest and $10.1 million including deferred interest has been drawn as of September 30, 1996, and December 31, 1996, respectively. The note agreement with the majority shareholder signed December 20, 1996 contains various covenants which the Company has been unable to meet and waivers were obtained during fiscal year ended September 30, 1996. Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated

 December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. WSI's shareholders have indicated that they are not willing to continue this funding into 1997. Furthermore, the Company has attempted and has been unsuccessful in obtaining third party financing. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

 Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The Company has begun discussions with River Bay regarding the exercising of the remaining shares of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved by February 1, 1997, the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

The nature and level of competition in this industry have remained at a high level for several years. This condition has produced aggressive price competition and results in pressure on profit margins. The Company competes against companies which may have access to greater capital resources. In order to compete in this industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current shareholders and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 3CI and its divisions. All significant intercompany accounts and transactions are eliminated in consolidation.

INVENTORY

Inventory, consisting of containers and supplies, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized; expenditures for repairs and maintenance are charged to expense as incurred.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and, has completed an analysis to determine the impact. See Note 12 for write off of intangibles pursuant to early implementation of SFAS No. 121 during the fiscal year 1996.

INCINERATION RIGHTS AND PERMITS

The incineration rights represent amounts capitalized pursuant to the reverse merger of 3CI for incineration contracts with the cities of Carthage and Center, Texas (the Cities) which own the incineration facilities. The amortization of the incineration rights commences at the start of the contract and is amortized on the straight-line method over nine years. Costs associated with the permits are being amortized over the life of the contracts. See Note 12 for write off of intangibles pursuant to early implementation of SFAS No. 121 during the fiscal year 1996.


INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line method as follows:

 Excess of cost over net assets acquired                40 years
 Permits                                              7-20 years
 Customer lists                                       5-10 years

Amortization expense charged to operations for the years ended September 30, 1996, September 30, 1995 and for the year ended September 30, 1994 was $839,089, $756,893 and $490,204, respectively.

Management evaluates the realization of the intangible assets recorded for each acquisition based on the prospects for the ongoing operations of each acquired company.

See Note 12 for write off of intangibles pursuant to early implementation of SFAS No. 121 during the fiscal year 1996.

REVENUE RECOGNITION

The Company recognizes revenue from the treatment of medical waste in the period in which the wastes are treated.

NET LOSS PER SHARE

Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. For the years ended September 30, 1996, 1995 and 1994 the weighted average common shares outstanding was 8,872,348, 8,530,611, and 5,636,030, respectively. The 865,500 shares issued in connection with the acquisition of River Bay have been excluded from weighted average shares outstanding. The accretion of the Stock Put Option (Note 2) is reflected as a reduction of net income in determining net income to common shareholders. In conjunction with the business acquistion described in Note 2, the weighted average shares outstanding have been retroactively restated for reverse aquistion accounting to reflect the equivalent shares based on the conversion ratio established in the merger transaction. The effect of stock options and warrants is antidilutive and is therefore not considered in the calculations of net loss per common share.

SHAREHOLDERS' EQUITY (DEFICIT)

During the fiscal year 1995, the Company increased the number of common and preferred shares authorized to 15 million and 1 million, respectively.

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

At September 30, 1996, and September 30, 1995 cash of $130,000 and $100,000, respectively, was restricted pursuant to an irrevocable standby letter of credit related to Workers Compensation insurance.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109). SFAS No. 109 requires that deferred income taxes reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior financial statements to conform to the classifications used in the current financial statements.

MANAGEMENT ESTIMATES

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.


2.  BUSINESS ACQUISITIONS

AMTC AND A/MED

The business acquisition, as discussed in Note 1, has been recorded using the purchase method of accounting. All purchase accounting adjustments are applicable to 3CI, the acquired company for accounting purposes. The operations of 3CI are included in the accompanying financial statements from the February 1994 purchase date forward. The purchase price, consisting of 3,500,000 shares of common stock (3CI's outstanding shares immediately preceding the acquisition and deemed to have been issued in accordance with reverse acquisition accounting) valued at $7,000,000 and transaction costs of $710,239, have been allocated to 3CI's assets and liabilities based upon their estimated fair values at the date of acquisition. The fair values allocated are as follows:

  Current assets                                         $  1,818,478
  Property, plant and equipment                             1,639,887
  Excess of cost over net assets acquired                   4,285,019
  Incineration rights and permits                           1,810,109
  Other assets                                                  1,548
  Current liabilities                                      (1,787,494)
  Long-term debt, net of current portion                      (57,308)
                                                       ---------------
                                                        $   7,710,239
                                                       ===============
During fiscal year 1995, additional adjustments were made to the excess of cost over net assets acquired related to this acquisition.

At the time of the reverse merger, two former officers held warrants to purchase an aggregate of 100,000 shares of common stock at $3.00 per share. These warrants expire December 31, 1996.

In anticipation of the acquisition of 3CI, WSI and an officer of A/MED converted a total of $3,100,000 of debt to equity, as described in Note 5.


MED-WASTE DISPOSAL SERVICE, INC. OF ARKANSAS

In August 1994, the Company acquired all of the assets and business operations and assumed substantially all of the liabilities of Med-Waste Disposal Service, Inc. of Arkansas ("Med-Waste Arkansas") in exchange for 525,000 shares of 3CI common stock. The transaction also contains a provision for the issuance of up to 300,000 additional shares based on performance objectives. At September 30, 1995, 145,470 additional shares had qualified and were issued in January 1996 under this provision and are reflected in the excess of cost over net assets acquired as shown below. Med-Waste Arkansas is engaged in the disposal of biomedical waste services in Arkansas and Missouri. The operations of Med-Waste Arkansas are included from the August 1994 purchase date forward. The purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of aquistion.

The fair values allocated are as follows:

  Current assets                                            $ 149,047
  Property, plant and equipment                                70,018
  Excess of cost over net assets acquired                     639,299
  Current liabilities                                          (4,649)
                                                          ------------
                                                            $ 853,715
                                                          ============

The above allocation has been adjusted to reflect the earned and issuable shares during fiscal 1995 pursuant to the purchase agreement.


RIVER BAY CORPORATION

In October 1994 the Company aquired substantially all of the assets and assumed certain liabilities of River Bay Corporation, a Mississippi Corporation ("River Bay"), in consideration for 865,500 shares of common stock and additional shares of common stock contingent upon the profits of the operations attributable to the assets purchased from River Bay through December 31, 1996. In addition, the Company issued to River Bay a promissory note in the original principal amount of $1,000,000 bearing an interest rate of 8.75%, which as amended, provides for monthly principal payments ranging from $50,000 to $100,000 through February 1996.

 Pursuant to a Put Option Agreeent with River Bay, as amended ("Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of common stock issued in connection with acquisistion in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. This note payable has been recorded as of September 30, 1995 and is reflected in Long-Term Debt and Current Portion of Long Term Debt on the accompanying balance sheet. Pursuant to the Put Option, the Company is obligated to repurchase the remaining shares of 3CI common stock issued in connection with the acquisition at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The liability associated with the Put Option covering the remaining shares is included in Accrued Stock Put Option on the accompanying balance sheet. The Company has begun discussions with River Bay regarding the exercising of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved by February 1, 1997, the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

The obligations of the Company under the Put Option and its promissory notes payable to WSI are secured by a security interest in certain of the assets purchased from River Bay and future accounts receivable attributable to the assets acquired from River Bay.

River Bay has been engaged in the business of medical waste management services in Mississippi, Tennessee, Florida, Georgia and Alabama.

The operations of River Bay are included from the October 1994 purchase date forward. The purchase price has been allocated to the underlying assets and liabilites based upon their respective estimated fair values at the date of acquisition.

The fair values allocated are as follows:

    Current ssets                                          $     325,379
    Property, plant & equipment                                2,054,193
    Excess of cost over fair value of net assets acquired      3,379,565
    Incineration Rights and permits                               75,307
    Other assets                                                   7,186
    Notes payable                                               (822,416)
    Other current liabilities                                 (1,301,694)
                                                         ================
                                                           $   3,717,520
                                                         ================
During fiscal year 1995, adjustments were made to the preliminary purchase price allocation based on updated information.

The following unaudited pro forma information gives effect to the acquisistions of AMTC, A/MED, and Med-Waste Arkansas by the Company as if the acquistions had occurred on October 1, 1994. The operations of each acquisition, including River Bay, are included in the historical consolidated statement of operations for the full years ended September 30, 1995 and 1996, therfore the pro forma and historical balances are the same. The pro forma amounts presented may not be indicative of results that would have actually resulted if the transactions had occurred on October 1, 1994, or which may be achieved in the future. The acquistion of River Bay is not included in the pro-forma information as financial information for that period is not available.


                                             (unaudited)
                                              Year ended          Year ended
                                          September 30,1994   September 30, 1993
                                          -----------------   ------------------
         Pro Forma
          Revenues                          $  16,099,000       $  13,798,000

         Net Income (Loss)                  $  (1,073,000)      $  (1,512,000

         Net Income (Loss) per share        $       (0.14)              (0.23)

3.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                September 30,   September 30,
                                   1996             1995         Useful Life
                              -------------------------------    -----------

 Land                         $    590,600     $   584,940
 Buildings and improvements      1,537,836       1,573,843        3-40 years
 Transportation equipment        3,917,390       3,953,299        5-10 years
 Machinery and equipment         4,859,445       4,773,135        5-20 years
 Furniture and fixtures            490,873         349,146        3-10 years
 Construction in progress             -            810,528
                               -----------    ------------
                               $11,396,144    $ 12,044,891
                               ===========    ============


Depreciation expense charged to operations was $1,385,072, $1,219,319, and $746,388 for years ending September 30, 1996,1995 and 1994, respectively. A thorough analysis was done of the fixed asset of American 3CI. In conjunction with the analysis, the Company reconsidered the appropriate asset lives as well as revising various accounting policies as a result of recent operating experiences and current market conditions. This write down of $1,183,446 appears as "Write off of fixed assets" on the Consolidated Statement of Operations.

A substantial portion of the Company's property, plant and equipment has been pledged as collateral against certain of the Company's liabilities.

4.   NOTES PAYABLE:
                                            September 30,      September 30,
                                                 1996              1995
                                            -------------      -------------
Notes payable to an insurance company,
 due in monthly installments including
 interest of 7 to 9% through April 1996,
 unsecured.                                   211,928              226,501
                                              =======              =======





5.   LONG-TERM DEBT:

Long-term debt - unaffiliated lenders consists of the following:

                                                September 30,    September 30,
                                                    1996              1995
                                                -------------    -------------
Note payable to prior owner of Incendere,
 with 34% of interest being paid quarterly
 and 66% of interest deferred and added to
 principal until May 21, 1995. Thereafter,
 principal and interest are due in equal
 monthly installments until maturity on
 May 21, 1998, convertible into common
 stock at $3.00 per share, secured by
 substantially all of the assets of A/MED       $   615,166       $  970,927

Notes payable for purchased vehicles and
 equipment held as collateral, due in
 monthly installments, including interest,
 at rates ranging from 7% to 16.75%,
 maturing through 1999.                             991,008          988,957

Note Payable to Stone Container Corp.
 due in monthly payments with interest
 at 10% through 1997.                                74,539          149,829


Notes Payable to River Bay Corporation
 due in monthly payments with interest of
 8.75% through January 1997, secured by
 accounts receivables and equipment                 375,977        1,238,901

Note payable to bank with interest at
 the prime rate plus one, past due,
 secured by real estate.                                -             90,000


                                                ------------      -----------
                                                  2,056,690        3,438,614
Less-Current portion                            ( 1,314,290)      (1,962,992)
                                                ------------      -----------
                                                $   742,400       $1,475,622
                                                ============      ===========


Long-term debt - majority shareholder consists of the following:

                                               September 30,     September 30,
                                                   1996              1995
                                               -------------     -------------
Revolving note payable to WSI,
 bearing interest at the prime
 rate, due December 31, 1996 with
 interest payable quarterly.                   $  8,842,969       $4,100,000

Less-current portion                             (8,842,969)      (    -    )
                                              -------------     -------------
                                               $       -          $4,100,000
                                              =============     =============


Effective December 30, 1993, WSI converted debt totaling $3,000,000 to the equivalent of 627,496 shares of 3CI common stock and restructured the remaining debt, including accrued interest into new notes with revised terms. At the same time, an officer who held a 10 percent participating interest in the note payable to the prior owner of Incendere converted $100,000 principal balance of the note into equity as partial consideration for the officer in exercising his option to purchase the equivalent of 39,174 shares at $2.55 per share.

Effective April 1, 1994, WSI converted long-term debt totaling $4,580,599 plus accrued interest payable of $91,374 to the equivalent of 1,557,324 shares of common stock. This conversion of debt to equity was accomplished at the average cost to WSI of $3.00 per share for 3CI common stock.

Effective April 1995, WSI purchased an additional 416,667 shares of common stock of 3CI at $2.40 per share in consideration for the conversion of a $1,000,000 non-interest bearing cash advance made by WSI to the Company in November 1994.

In February, March, April, May and July 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, to be funded at the discretion of WSI, which was utilized to repay the advances not converted to common stock. This Revolving Promissory Note was renegotiated in September 1995 increasing the total available to $8,000,000 including interest with the principal portion not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding balance, if not paid. The note agreement contains various covenants that among other things require the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 shall not exceed $600,000; the net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall be at least $100,000,
$200,000 and $300,000, respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). Due to continuing losses the Company was not in compliance with the loan covenants described above. In each of the quarters for the fiscal year ending 1996 the Company requested and received financial waivers from WSI related to each of the quarters. Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note.

Payments due on long-term debt, during each of the five years subsequent to September 30, 1996 are as follows:

    1997..........................................    $10,157,259
    1998..........................................        452,307
    1999..........................................        163,031
    2000..........................................        127,063
    2001..........................................           -

The Company interest expense of $871,910, $666,157 and $206,839 for the years ended September 30, 1996, 1995 and 1994, respectively.

6.   INCINERATION CONTRACTS:

 The Company is a party to exclusive incineration contracts with the Cities whereby the Company is guaranteed minimum weekly burn capacity and is required to pay fees to the Cities based on the total pounds incinerated. These contract rights were obtained in exchange for the Predecessor Companies purchasing certain equipment for the Cities' incinerators which enabled the Cities to meet all current federal and state emissions control standards. Due to problems arising from contractual agreements with the City of Center the Company is presently not utilizing the incinerator at the City of Center for the treatment of medical waste.


The Cities require minimum annual payments under the combined contracts as follows:

                                                          Minimum Required
           For The Year Ended September 30,                    Payments
           --------------------------------               ----------------
              1997.............................               1,762,000
              1998.............................               1,597,000
              1999.............................               1,000,000
              2000.............................                 666,667
                                                           -------------
                                                           $  5,025,667

In the event the Company fails to meet the minimum amounts of annual guarantees to the respective Cities, after giving effect to amounts paid above prior years' annual required minimums (on a cumulative basis), the Cities have the option to terminate the Company's exclusive incineration rights.

The incineration contract with Center, Texas is renewable at the Company's option beginning in fiscal 1998 with a minimum payment requirement of $1 million for each of the subsequent five years. Renewal periods and amounts not yet accepted are not included in the above schedule of minimum annual payments. Included in cost of sales for the years ended September 30, 1996, 1995 and 1994, is $1,542,842, $1,348,355 and $1,065,288 respectively, related to incineration costs at the Cities since the reverse merger.

7.   INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax rate used was 37 percent for the years ended September 30, 1996, 1995 and 1994 representing the federal rate and an average of state income tax rates. The components of deferred income tax liabilities and assets are as follows:

                                                    September 30,             September 30,             September 30,
                                                        1996                       1995                      1994
                                                    -------------             -------------             -------------
Deferred income tax Liabilities -
  Property and equipment                            $ 1,115,998                 $ 771,017                 $ 550,867
  Other                                                  67,200                    92,513                    83,160
                                                    -----------                 ---------                 ---------
     Total deferred income tax liabilities            1,183,198                   863,530                   634,027
Deferred income tax assets
  Net operating loss carryforward                     7,910,438                 3,712,934                 2,353,184
  Bad debt reserves                                     344,468                   452,610                   190,020



Other                                                   940,358                   523,553                    68,330
                                                    -----------                 ---------                 ---------
     Total deferred income tax assets                 9,195,264                 4,689,097                 2,611,534
 Valuation allowance                                 (8,012,066)               (3,825,567)               (1,977,507)
                                                    -----------                 ---------                -----------
      Net deferred income tax asset                  (1,183,198)                 (863,530)                  634,027
                                                    -----------                 ---------                ----------

 Total deferred income tax assets and
       Liabilities                                  $    -                      $    -                   $    -



At September 30, 1996, the Company had approximately $20,000,377 of net operating loss carryforwards for federal tax purposes which will expire beginning in 2004. The Company also had state net operating losses at September 30, 1996. The Company has established a valuation allowance for the federal and state net operating losses of $8,012,066 and $3,825,567 as of September 30, 1996, 1995 and 1994, respectively. Because of separate return limitations, change in ownership limitations, and the weight of available evidence, it is more likely than not that some portion or possibly all of the net operating losses will not be available for use by the consolidated entities.

8.   STOCK OPTION PLAN:

In conjunction with the business acquisition described in Note 1, a stock option plan (the Plan) approved by 3CI's previous shareholders in 1992 totaling 500,000 shares remained in effect. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The exercise price equals or exceeds the market price as of the grant date. At September 30, 1995, the Company had 230,000 shares outstanding under option for two officers and one former officer of the Company, of which all were exercisable, at option prices of $3.00 to $4.00 per share. During 1995, the Company reduced the total shares available under the plan to 375,000 shares , resulting in 145,000 available for future issuance as of September 30, 1995 and 1996.

9.   CONCENTRATION OF CREDIT RISK:

The Company's customers are concentrated in the medical industry and, therefore, changes in economic, regulatory and other factors which affect the medical industry may impact the Company's overall credit risk. The Company monitors the status of its receivables including follow-up directly with customers on past due balances.

10.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 (Disclosure of Financial Instruments) requires companies to disclose the fair value of each class of financial instruments for which it is practical to estimate that value and for which the recorded value significantly differs from the fair market value. The Company's primary financial instruments are accounts receivable, notes payable, accounts payable and accrued liabilities. The fair value of accounts receivable approximates its carrying amount. Because of the absence of availability of alternative financing and the substantial doubt about the Company's ability to continue as a going concern, it is not practical to estimate the fair values of notes payable, accounts payable and accrued liabilities.

11.   RELATED PARTY TRANSACTIONS:

In April 1994, WSI, which beneficially owns 53.7% of the outstanding shares of 3CI common stock, purchased 1,557,324 shares of Common Stock of the Company in consideration for the conversion by WSI of long-term debt totaling $4,580,599, plus accrued interest of $91,374 ($3.00 per share).

In April 1995, WSI purchased an additional 416,667 shares of 3CI common stock in consideration for the conversion by WSI of a $1,000,000 non-interest-bearing cash advance made by WSI to the Company in November 1994 ($2.40 per share).

In February, March, May, and July 1995, WSI made additional cash advances of $4,100,000 to the Company.

Charles Crochet, President of the Company, had previously entered into an agreement with A/MED for an award of stock valued at $150,000 or of that amount of cash to be used to purchase stock in the event of an initial public offering. The parties have agreed that the reverse acquisition of A/MED and AMTC is equivalent to an initial public offering for purposes of the agreement. Mr. Crochet has agreed to forego the award under the agreement in return for additional stock options.

In Fiscal 1995, the Company expensed approximately $310,000 for certain services provided to the Company by WSI and for reimbursement of expenses incurred on behalf of the Company.

The Company has attempted to arrange financing with third party lenders, however, they have been unable to do so at commercially acceptable terms. In the absence of availability of third party financing, the Company is unable to determine the fair value of its $8 million and $2.7 million revolving promissory notes from WSI.

The Company had loans from WSI, its majority shareholder, outstanding during 1994, 1995, and 1996. Related interest expense in the amount of $630,616, $112,500, and $221,246 was recorded for the years ended September 30, 1996 and 1995, and 1994.

The Company currently does business with an equipment company owned by the father of Charles Crochet, the President of the Company. No payments were made during the years ended September 30, 1994, 1995 and 1996. There remains an outstanding invoice of $20,000 payable to Crochet Construction Company as of September 30, 1995 and September 30, 1996.

The Company leased a vehicle from a partnership controlled by certain shareholders of the Company. The Company paid the partnership $20,935 for the year ended September 30, 1995, $13,500 for the year ended September 30, 1994. Additionally, the Company paid approximately $20,000 in consulting fees to this partnership during 1995.

In connection with the acquisition of A/MED and AMTC in February 1994 which resulted in the resignation of certain executive officers, the company paid (i) Jerry A. Argovitz, former President and Chief Executive Officer, $227,000, (ii) James T. Rash, former Chairman of the Board, $208,333, and (iii) Leonard Bedell, former Senior Vice President, Chief Financial Officer and Treasurer, $144,000. Such Payments were made in cash and promissory notes in consideration for the cancellation of certain employment contracts and outstanding options to purchase 3CI common stock held by the former executive officers.

 During 1996, the Company has made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms company during fiscal year ended September 30, 1996 totaled $22,000.


12. INTANGIBLE ASSET WRITE-OFF

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An evaluation of the fair value of the assets associated with the Company's operations resulted in the determination that certain intangible assets were impaired. The impaired assets were written down by $11,385,328. Fair value was based on the estimated future cash flows to be generated by these intangible assets. This writedown is included in the "Write off of Intangibles" amount for fiscal 1996 on the Consolidated Statements of Operations.

13.   COMMITMENTS AND CONTINGENCIES:

 In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense could have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.

 In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case was transferred to the United States District Court of the Western District of Arkansas, Hot Spring Division and in November 1996 was subsequently transferred to the United States District Court for the Western District of Louisiana. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of Common Stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of Common Stock held by the plaintiffs become freely tradable and the market price of the Common Stock averages at least $2.50 over a period of 42 consecutive days. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the Common Stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations, and the related security interests, of the Company to the plaintiffs.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position or results of operations.

The Company has received a request from the Texas Natural Resource Conservation Commission that the Company submit an environmental remediation plan for the site of an inactive medical waste incineration facility acquired in the reverse merger. An accrued liability of $50,000 is included in the accompanying balance sheet as of September 30, 1996.

The Company operates within the regulated medical waste disposal industry which is subject to intense governmental regulation at the federal, state and local levels. The Company believes it is currently in compliance in all material respects with all applicable laws and regulations governing the medical waste disposal business. However, continuing expenditures may be required in order for the Company to remain in compliance with existing and changing regulations. Furthermore, because the medical waste disposal industry is predicated upon the existence of strict governmental regulation, any material relaxation of regulatory requirements governing medical waste disposal or of their enforcement could result in a reduced demand for the Company's services and have a material adverse effect on the Company's revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to changing political and economic pressures.

At September 30, 1995, the Company had employment agreements with certain key employees providing for compensation of $130,000 for the year ended September 30, 1996. These agreements further provide for a bonus based on the achievement of certain performance objectives. For the year ended September 30, 1996, these performance objectives were not achieved.

At September 30, 1996, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under such leases for the following fiscal years aggregate $605,000 for 1997, $353,000 for 1998, $106,000 for 1999 $60,000 for 2000 and $135,000
thereafter.

The Company granted River Bay Corporaton security interests in certain of the assets purchased from River Bay and certain accounts receivable attributable to these purchased assets to secure future debt and the put option.

The Company has agreed to pay the President of River Bay Corporation approximately $65,000 over a period of 15 months related to the settlement of certain issues. This liability is included in accrued liabilites in the September 30, 1995 and September 30, 1996 balance sheet.

The Company has committed to reimburse WSI approximately $6,000 per month for services provided and costs incurred by the Company's vice president.

Mr. Charles D. Crochet serves as President of the Company pursuant to an employment agreement commencing February 1994 and ending September 1995. Mr. Crochet was entitled to a salary of $6,250 per month in February and March 1994, and then $7,500 per month from April through September 1994, increasing to $9,583 per month commencing October 1994 through September 1995. This employment agreement was renegiotiated and modified in August 1995, increasing Mr. Crochet's salary to $10,833 per month commencing October 1, 1995 and thereafter increases to $13,333 on October 1, 1997, and continues through May 1998. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus based on Fiscal Year Pre-Tax Profits as a percentage of Revenues. The amount of such annual bonus is based on a percentage between 6% and 10% of an amount determined by the Board of Directors from an approved bonus plan, such actual percentage depending upon the Company's Pre-Tax Profits as a percentage of Revenue.

                      3CI COMPLETE COMPLIANCE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS             SCHEDULE II

===================================================================================================================================
                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO     CHARGED TO   BALANCE AT
                                                BEGINNING      COSTS AND       OTHER         END OF
                   CLASSIFICATION               OF PERIOD      EXPENSES       ACCOUNTS     OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED SEPTEMBER 30, 1996
   ALLOWANCE FOR DOUBTFUL ACCOUNTS             $  1,283,269  $    380,256   ($   672,531)  $    990,994
                                               ------------  ------------   ------------   ------------
                                                  1,283,269       380,256       (672,531)       990,994
                                               ============  ============   ============   ============




FOR THE YEAR ENDED SEPTEMBER 30, 1995:
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                  573,567       838,209       (128,507)     1,283,269
                                               ------------  ------------   ------------   ------------
                                                    573,567       838,209       (128,507)     1,283,269
                                               ============  ============   ============   ============




FOR THE YEAR ENDED SEPTEMBER 30, 1994:
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                   53,000       460,567         60,000        573,567
                                               ------------  ------------   ------------   ------------
                                                     53,000       460,567         60,000        573,567
                                               ============  ============   ============   ============

                                INDEX TO EXHIBITS

         EXHIBITS

         Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report (as used in the following listing, "3CI" refers to the Company):

        EXHIBIT
        NUMBER                              DESCRIPTION
        ------                              -----------
        2.1. Copy of Agreement of Purchase and Sale dated as of June 27, 1991 by, between and among American Medical Technologies, Inc., Harry Argovitz, et ux, Complete Compliance Corporation and 3CI Transportation Systems Corporation, as amended by the First Amendment thereto dated as of September 3, 1991 and the Second Amendment thereto dated as of October 7, 1991 (incorporated by reference to Exhibit 10(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14,
                        1992).
        2.2. Copy of Blanket Conveyance, Bill of Sale and Assignment dated as of September 6, 1991 executed and delivered by American Medical Technologies, Inc., in favor of 3CI (incorporated by reference to Exhibit 10(o) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        2.3. Copy of Asset Purchase Agreement dated as of December 10, 1991 between 3CI, MedCon, Inc., and Harry S. Allen, individually and as sole shareholder of MedCon, Inc. (incorporated by reference to Exhibit 10(d) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        2.4. Copy of First Amendment dated March 26, 1992 to Asset Purchase Agreement by, and between and among, MedCon, Inc., Harry S. Allen, as sole shareholder of MedCon, Inc., and 3CI (incorporated by reference to Exhibit 10(n) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        2.5. Copy of Second Amendment dated May 22, 1992 to Asset Purchase Agreement by, between and among MedCon, Inc., Harry S. Allen, as the sole shareholder of MedCon, Inc. and 3CI (incorporated by reference to Exhibit 2.6 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        2.6. Copy of Third Amendment dated October, 1992 to Asset Purchase Agreement by, between and among MedCon, Inc., Harry S. Allen, as sole shareholder of MedCon, Inc. and 3CI (incorporated by reference to Exhibit 2.7 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        2.7. Purchase Agreement and Plan of Reorganization dated February 4, 1994, among A/MED, Inc, 3CI Complete Compliance Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to Exhibit 1.1 of 3CI's report on Form 8-K filed February 7, 1994).
        2.8. Purchase Agreement and Plan of Reorganization dated February 4, 1994, among A/Med, Inc., 3CI Complete Compliance Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed February 7, 1994).
        2.9. Stock Purchase Agreement dated February 4, 1995, between Waste Systems, Inc. and 3CI
                        Complete Compliance Corporation (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed February 7, 1994).

        2.10. Purchase Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit
                        1.1 of 3CI's report on Form 8-K filed October 27, 1994).
        2.11. Addendum to Purchase Agreement dated October 12, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum. (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed October 27, 1994).
        2.12. Assumption of Liabilities dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, Marlan Baucum and River Bay Corporation. (incorporated by reference to Exhibit
                        1.11 of 3CI's report on Form 8-k filed  October
                        27, 1994).
        2.13. Plan of Reorganization and Acquisition Agreement dated August 9, 1994, among the 3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 2.14 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        3.1. Copy of 3CI's Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        3.2. Copy of 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form
                        10-Q for the quarterly period ended June 30, 1995).
        3.3. Copy of 3CI's Bylaws, as amended (incorporated by reference to Exhibit 3(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective
                        April 14, 1992).
        3.4. Copy of 3CI's Bylaws, as amended effective May 14, 1995 (incorporated by reference to Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
        4.1. Copy of Representative Warrant Agreement dated as of April 14, 1992 (incorporated by reference to
                        Exhibit 4(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        4.2. Copy of Promissory Note of the Company dated January 13, 1993, in the principal amount of $200,000, bearing interest payable quarterly at payee's prime rate plus 1% payable on or before January 15, 1995, to the order of Midlantic National Bank with payment of principal subject to the conditions specified in Paragraph 14 of said promissory note (incorporated by reference to Exhibit 4.2. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        4.3. Copy of Deed of Trust, Assignment, Security Agreement and Financing Statement dated January 13, 1993, granted and delivered by the Company in favor of Midlantic National Bank to secure the Company's promissory note of even date referred to in Exhibit 4.2. immediately above (incorporated by reference to Exhibit 4.3. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        4.4. Copy of Warrant No. 3CI-01 issued to James T. Rash providing for the purchase on or before December
                        31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on
                        Form 10-K for the fiscal year ended
                        September 30, 1993).

        4.5. Copy of Warrant No. 3CI-02 issued to Leonard A. Bedell providing for the purchase on or before December
                        31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
        4.6. Put Option Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed
                        October 27, 1994).
        4.7. Stock Pledge Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.4 of 3CI's report on Form 8-K filed October 27, 1994).
        4.8. Stock Escrow and Pledge Agreement dated July 1994, among 3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 4.11 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        4.9. Copy of Revolving Promissory Note dated June 1, 1995, in the principal amount of $6,000,000 between 3CI and WSI, its majority shareholder (incorporated by reference to Exhibit 4.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
        4.10. Copy of Revolving Promissory Note dated September 1, 1995 in the principal amount of $6,000,000 between 3CI and WSI, its majority shareholder (incorporated by reference to Exhibit 4.2 of 3CI's quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
        4.11. Copy of Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority shareholder. (incorporated by reference to Exhibit 4.2 of 3CI's quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
        4.12. Copy of Revolving Promissory Note dated December 20, 1996 in the principal amount of $2,700,000 between 3CI and WSI, its majority shareholder. (incorporated by reference to Exhibit 4.2 of 3CI's quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
        4.13. Copy of extension of Revolving Promissory Note dated December 30, 1996 in the principal amount of $8,000,000 between 3CI and WSI, its majority shareholder. (incorporated by reference to Exhibit 4.2 of 3CI's quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
        10.1. Copy of Contract dated August 22, 1989 between 3CI and the City of Carthage, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        10.2. Copy of Addendum dated March 30, 1992 to Contract between 3CI and the City of Carthage, Texas (incorporated by reference to Exhibit 10 (p) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        10.3. Copy of First Amendment dated July, 1993 to Contract between 3CI and City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
        10.4. Copy of Contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10
                        (b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
        10.5. Copy of form of Amendment No. 1 dated October 12, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit
                        10.5. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
        10.6. Copy of form of Amendment No. 2 dated December 29, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit
                        10.6. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

        10.7. Copy of form of Amendment No. 3 dated December, 1993 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit
                        10.7. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
        10.8. Copy of Termination Agreement, dated as of May 20, 1993, between 3CI, Micro-Waste Corporation and the shareholders of Micro-Waste Corporation (incorporated by reference to Exhibit 10.17. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
        10.9. Copy of 1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective
                        April 14, 1992).
        10.10. Promissory Note dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.5 of 3CI's report on Form 8-k filed October 27, 1994).
        10.11. Promissory Note dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay (incorporated by reference to Exhibit 1.6 of 3CI's report on Form 8-K filed October 27, 1994).
        10.12. Security Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).
        10.13. Security Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed October 27, 1994).
        10.14. Mortgage, Security Agreement, Assignment of Leases and Financing Statement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp., A/A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27, 1994).
        10.15. Debt Subordination Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, River Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra Baucum, The Smith County Bank and the Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).
        10.16. Non-Competition Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.12 of 3CI's report on Form 8-K filed October 27, 1994).
        10.17. Employment Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Zeb Baucum (incorporated by reference to Exhibit 1.13 of 3CI's report on Form 8-K filed October 27, 1994).
        10.18. Consultant Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.14 of 3CI's report on Form 8-K filed October 27, 1994).
        10.19. Employment Agreement dated May 20, 1994, between 3CI and Patrick Grafton (incorporated by reference to Exhibit
                        10.19 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        10.20. Employment Agreement dated May 20, 1994, between 3CI and Charles Crochet (incorporated by reference to Exhibit
                        10.20 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
        10.21           Employment Agreement dated August 31, 1995, between
                        3CI and Charles D. Crochet. (incorporated by reference to Exhibit 10.20 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

        10.22.          Modification of Purchase  Transaction dated January
                        25, 1995, among 3CI, 3CI Acquisition Corp./A/MED,
                        River Bay Corporation and Marlan Baucum (incorporated
                        by reference to Exhibit 10.21 of 3CI's Annual Report
                        on Form 10-K for the fiscal year ended
                        September 30, 1995).
        10.23           Settlement Agreement dated January 1996 between James
                        Shepherd, Michael Shepherd and Richard T. McElhannon as
                        Releassors, and the Company, Georg Rethmann, Dr.
                        Herrmann Niehues, Jurgen Thomas, Charles Crochet and
                        Waste Systems, Inc., as Releasees.
                        Letter Re: Change in Certifying  Accountant
                        (incorporated  by reference to Exhibit 16.2 of 3CI's
                        report on Form 8-K/A filed December 28, 1994).
        27              Financial Data Schedule