Form 10-Q
period 1996-12-31
3CI COMPLETE COMPLIANCE CORP
filed 1997-02-20
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________________to ______________

                         Commission file number 1-11097

                      3CI COMPLETE COMPLIANCE CORPORATION
             ------------------------------------------------------
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

                                 (318)869-0440
              (Registrant's telephone number, including area code)

                             ______________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]   NO [ ]
                          ________________________

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         The number of shares of Common Stock outstanding as of the close of business on February 14, 1997, was 9,900,311.

                      3CI COMPLETE COMPLIANCE CORPORATION


                                   I N D E X




                                                                           Page
                                                                          Number
                                                                          ------
PART I.          FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Consolidated Balance Sheets as of
                   December 31, 1996 (unaudited) and September 30, 1996 . . .  3

                 Consolidated Statements of Operations for the three months ended December 31, 1996 and 1995 (unaudited) . . . . . . .  4

                 Consolidated Statements of Cash Flows for the
                   three ended December 31, 1996 and
                   1995 (unaudited) . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements (unaudited) . . .  6


  Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . .  9

PART II.                  OTHER INFORMATION

  Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . 12

  Item 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . 12

  Item 3.        Defaults Upon Senior Securities  . . . . . . . . . . . . . . 12

  Item 4.        Submission of Matters to a Vote
                   Of Security Holders  . . . . . . . . . . . . . . . . . . . 12

  Item 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . 12

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                      3CI COMPLETE COMPLIANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,       September 30,
                                                                                               1996                 1996
                                                                                            ------------       ------------
                                                  ASSETS
Current Assets:
    Cash and cash equivalents                                                               $       --         $       --
    Restricted cash                                                                              130,000            130,000
    Accounts receivable, less allowances of $1,003,441 and $990,994
        at December 31, 1996 and September 30, 1996, respectively                              5,148,725          3,753,421
    Inventory                                                                                     95,985             59,045
    Other current assets                                                                          88,442            232,989
                                                                                            ------------       ------------
        Total current assets                                                                   5,463,152          4,175,455
                                                                                            ------------       ------------

Property, plant and equipment, at cost                                                        11,538,509         11,396,144
      Accumulated depreciation                                                                (3,192,618)        (2,933,525)
                                                                                            ------------       ------------
        Net property, plant and equipment                                                      8,345,891          8,462,619
                                                                                            ------------       ------------

Excess of cost over net assets acquired, net of accumulated amortization
      of $56,238 and $49,988 at December 31, 1996 and September 30, 1996, respectively           380,993            387,243
Other intangible assets, net of accumulated amortization of $93,190 and
      $74,552 at December 31, 1996 and September 30, 1996, respectively                          331,012            349,502
                                                                                            ------------       ------------
           Total assets                                                                     $ 14,521,048       $ 13,374,819
                                                                                            ============       ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Bank overdrafts                                                                         $    422,077       $     34,382
    Notes payable                                                                                 67,479            211,928
    Current portion of long-term debt, unaffiliated lenders                                    1,055,263          1,314,290
    Accounts payable                                                                           2,266,587          1,866,223
Accounts payable, affiliated companies                                                           337,156            319,156
    Accrued liabilities                                                                        2,200,108          2,361,006
    Note payable majority shareholder                                                         10,134,497          8,842,969
                                                                                            ------------       ------------
        Total current liabilities                                                             16,483,167         14,949,954
                                                                                            ------------       ------------


Long-term debt unaffiliated lenders, net of current portion                                       700,990            742,400
Long-term debt majority shareholder, net of current portion                                         --                 --
                                                                                            ------------       ------------
        Total liabilities                                                                     17,184,157         15,692,354
                                                                                            ------------       ------------

Accrued stock put option                                                                       1,696,500          1,696,500


Shareholders' Equity (deficit):
    Preferred stock, no par value, authorized 1,000,000 shares; none issued
    Common stock, $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 9,900,311 and 9,900,311 shares at
        December 31, 1996 and September 30, 1996, respectively                                    99,004             99,004
    Additional Paid-in capital                                                                20,108,745         20,108,743
    Accumulated deficit                                                                      (24,567,358)       (24,221,782)
                                                                                            ------------       ------------
        Total Shareholders' equity  (deficit)                                                 (4,359,609)        (4,014,035)
                                                                                            ------------       ------------
        Total liabilities and shareholders' equity (deficit)                                $ 14,521,048       $ 13,374,819
                                                                                            ============       ============

The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                                            For the                For the
                                                      Three Months Ended     Three Months Ended
                                                         December 31,           December 31,
                                                             1996                   1995
                                                      ------------------     ------------------
Revenues                                                  $4,673,658              $4,743,054
Costs and Expenses:
      Cost of revenues                                     3,499,959               3,828,881
      Depreciation and amortization                          357,923                 440,793
      Selling, general and administrative                    836,970                 962,416
                                                          ----------              ----------
      Loss from operations                                   (21,194)               (489,036)

Other income (expense):
Interest and other expense, net                             (324,382)               (168,958)

                                                          ----------              ----------
Loss before income taxes and accretion                      (345,576)               (657,994)
                                                          ----------              ----------
     of stock put
                                                          ----------              ----------

Income taxes                                                    -                       -
Accretion of stock put                                                               (26,052)
                                                          ==========              ==========
Net loss                                                  $ (345,576)             $ (684,046)
                                                          ==========              ==========


Weighted average shares outstanding                        9,034,811               8,786,791
                                                          ==========              ==========

Net loss per common share                                 $    (0.04)             $    (0.08)
                                                          ==========              ==========




The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the             For the
                                                                                    Three Months Ended  Three Months Ended
                                                                                       December 31,        December 31,
                                                                                           1996                1995
                                                                                    ------------------  ------------------
Cash flow from operating activities:
     Net loss                                                                         $  (345,576)         $ (684,046)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         (Gain) loss on disposal of fixed and intangible assets                                                  -
         Depreciation and amortization                                                    357,923             440,793
         Accretion of stock put                                                              -                 26,052
         Change in assets and liabilities, net of effect of purchase of River Bay
             (Increase) decrease in accounts receivable, net                           (1,395,304)           (466,542)
             (Increase) decrease in inventory                                             (36,940)              3,800
             (Increase) decrease in prepaid expenses                                      144,547             135,811
             (Increase) decrease in other current assets                                     -                441,902
             Increase (decrease) in accounts payable                                      400,364             481,982
             Increase (decrease) in accounts payable, affiliated companies                 18,000              33,446
             Increase (decrease) in accrued liabilities                                  (160,898)           (608,500)
                                                                                      -----------          ----------
                    Total adjustments to net loss                                        (672,308)            488,744
                                                                                      -----------          ----------
                    Net cash provided by (used in) operating activities                (1,017,884)           (195,302)
                                                                                      -----------          ----------

Cash Flow from investing activities:
     Purchase of property, plant and equipment                                           (232,536)           (390,108)
     Increase in Intangible Assets                                                           -               (322,761)
                                                                                      -----------          ----------
                    Net cash used in investing activities                                (232,536)           (712,869)


Cash flow from financing activities:
    Increase (decrease) in bank overdrafts                                                387,695                -
    Proceeds from issuance of notes payable                                                  -                143,678
    Principal reduction of notes payable                                                 (144,449)            (83,969)
    Reduction of long-term debt, unaffiliated lenders                                    (470,495)           (330,094)
    Proceeds from issuance of note payable to majority shareholder                      1,096,000           1,100,000
                                                                                      -----------          ----------
                    Net cash provided by financing activities                             481,056             829,615
                                                                                      -----------          ----------

Net decrease in cash and cash equivalents                                                (769,364)            (78,556)
                                                                                      -----------          ----------

Cash and cash equivalents, beginning of period                                           (769,364)            (78,556)
                                                                                      -----------          ----------

Cash and cash equivalents, end of period                                              $         0          $        0
                                                                                      ===========          ==========




The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)



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

The accompanying consolidated financial statements have been prepared, without audit, by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading and the financial statements reflect all adjustments which are necessary for a fair presentation of these financial statements. Certain reclasses have been made to prior year accounts to conform to current year presentations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, as filed with the Securities and Exchange Commission.


(2)      NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share was computed by dividing net income (loss) for each quarterly period by the weighted average number of common shares outstanding for each period. In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of River Bay Corporation. The 865,500 shares issued in connection with the acquisition of River Bay have been excluded from weighted average shares outstanding. The accretion of the Stock Put Option is reflected as a reduction of net income in determining net income to common shareholders. In conjunction with the business acquisition with respect to AMTC and A/MED the weighted average shares outstanding have been retroactively restated for reverse acquisition accounting to reflect the equivalent shares based on the conversion ratio established in the merger transaction. The effect of stock options and warrants is antidilutive and is therefore not considered in the calculation of net loss per common share.

(3)      BUSINESS CONDITIONS

The Company has consistently suffered losses for the past several fiscal years, and losses have ontinued in fiscal 1997. As of December 31, 1996, the Company has a negative working capital of $11,020,015 and a net capital deficiency of $4,359,609. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1996. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, including deferred interest with cash advances not to exceed $7.4 million, of which $10.1 million including deferred interest and $8.9 million including deferred interest has been drawn as of December 31, 1996 and September 30, 1996, respectively. The note agreement with the majority shareholder signed September 30, 1995 contains various covenants which the Company has been unable to meet and waivers were obtained during fiscal year ended September 30, 1996. Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI the possibility of restructuring the terms of the Revolving Promissory Note. WSI's shareholders have indicated that they are not willing to continue this funding into 1997. Furthermore, the Company has attempted and has been unsuccessful to date in obtaining third party financing. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The Company has begun discussions with River Bay regarding the exercising of the remaining shares of the Put Option. There is no definitive agreement in place towards a renegotiation of the terms. If no resolution can be achieved during the exercise period the Company is not in a financial position to have the ability to repurchase the shares and would likely be forced to seek bankruptcy protection.

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

(4)      COMMITMENTS AND CONTINGENCIES

In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder suppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense could have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                             RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                Three Months Ended
                                    December 31,
                                ------------------
                                  1996      1995
                                -------    -------
Revenues                        $ 4,674    $ 4,743
Cost of services                  3,500      3,829
Depreciation and amortization       358        441
Selling, General, and
  Administrative Expense            837        962
Income (loss) from operations       (21)      (489)
Other Income (expense), net        (324)      (195)
Net income (loss)                  (345)      (684)


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995:

REVENUES:

Revenues for the three month period ended December 31, 1996, decreased to $4,673,658 from revenues for the three month period ended December 31, 1995 of $4,743,054. This decrease of $69,396 (1.5%) in revenue is primarily attributable to a reduction in third party incineration revenue. The industry continues to experience a downward pressure in pricing caused by competitors attempting to gain market share through deep discount pricing.

COSTS OF SERVICES:

Cost of services decreased to $3,499,959 for the three months ended December 31, 1996, compared to $3,828,881 for the three month period ended December 31, 1995. The decreased costs of services was a result of lowered transportation costs, the Company's dependence on third party incineration facilities and conversion of existing large customers from once used cardboard containers to multi-used reusable containers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended December 31, 1996, decreased to $836,970 compared to $962,416 for the three month period ended December 31, 1995. As a percentage of revenue, the expense for the 1996 period improved to 17.9% compared to 20.3% for the 1995 period.

DEPRECIATION AND AMORTIZATION expense for the three months ended December 31, 1996 decreased to $357,923 compared to $440,793 for the three months ended December 31, 1995.

INTEREST EXPENSE increased to $324,382 for the three month period ended December 31, 1996 from $168,958 for the three month ended December 31, 1995, primarily due to the increase in the note payable from cash advances by the majority shareholders.



                        LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:

The Company has continued to experience a cash loss from operations during the three months ended December 31, 1996. The Company anticipates a working cash deficit from operations for the remainder of fiscal year 1997 and will be dependent upon WSI to fund its continued operations. However, no assurance can be given that WSI will continue to advance funds to the Company and to forego demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

INVESTING ACTIVITIES:

During the first fiscal quarter 1997, the Company invested $233,000 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.


FINANCING ACTIVITIES:

The Company has historically funded its operations, acquisitions and debt service through cash advances from WSI. During fiscal 1994, advances of $3,100,000 and $4,671,973 were converted to 666,670 and 1,557,324 shares of common stock. As a result of its prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. As of December 31, 1996 and and September 30, 1996, the Company has borrowed $10,134,497 and $8,842,969 respectively under the note. As a significant amount of the advances from WSI have historically been non interest bearing, some of which was ultimately converted to equity, interest expense in 1997 has increased significantly as a result of the advances made pursuant to the interest bearing note.

Since September 30, 1996, WSI has made additional cash advances to the Company totaling $1,292,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. This note has been further extended until February 28, 1997. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings - In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al
v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, Waste Systems, Inc. and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.

In June 1995, the former stockholders of Med-Waste Disposal Services, Inc. ("Med-Waste") filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case has been transferred to the United States District Court of the Western District of Arkansas, Hot Spring Division, but the plaintiffs are seeking to remand the case to the state court. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.


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

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                               INDEX TO EXHIBITS

(a)      EXHIBITS

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

          4.13. Copy of extension of Revolving Promissory Note dated December 30, 1996 in the pincipal amount of $8,000,000 between 3CI and WSI, its majority shareholder.

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

                  * Filed herewith


(b)      REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        3CI COMPLETE COMPLIANCE
                                        CORPORATION
                                        (Registrant)

Dated: February 14, 1997

                                        By: /s/ Charles D. Crochet
                                            -----------------------------------
                                                Charles D. Crochet
                                                    President
                                            (Principal Executive Officer)

Dated: February 14, 1997

                                        By: /s/  Curtis W. Crane
                                            -----------------------------------
                                                 Curtis W. Crane, CPA
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.
27                        FINANCIAL DATA STATEMENT