Form 10-Q
period 1997-03-31
3CI COMPLETE COMPLIANCE CORP
filed 1997-05-15
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the quarterly period ended March 31, 1997

                                                        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the transition period from __________________ to _________________

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                            76-0351992
        -------------------------------                ------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                   910 Pierremont, #312 Shreveport, LA. 71106
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (318)869-0440
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]   NO [ ]

                            ------------------------


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     The number of shares of Common Stock outstanding as of the close of business on May 14, 1996, was 9,900,311.

                     3CI COMPLETE COMPLIANCE CORPORATION

                                    I N D E X



                                                                                             Page
                                                                                             Number
                                                                                             ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                    March 31, 1997 (unaudited) and September 30, 1996.......................      2

                 Consolidated Statements of Operations for the three months and
                    six months ended March 31, 1997 and 1996 (unaudited)....................      3

                 Consolidated Statements of Cash Flows for the
                     six months ended March 31, 1997 and
                     1996 (unaudited).......................................................      4

                 Notes to Consolidated Financial Statements (unaudited).....................      5


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................      8

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................     12

      Item 2.    Changes in Securities......................................................     13

      Item 3.    Defaults Upon Senior Securities............................................     13

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................     13

      Item 5.    Other Information  ........................................................     13

      Item 6.    Exhibits and Reports on Form 8-K...........................................     13

SIGNATURES  ................................................................................     18

Item 1.  Financial Statements


                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                                               March 31,       September 30,
                                                                                                 1997              1996
                                                                                             ============      ============
                                               ASSETS
Current Assets:
    Cash and cash equivalents                                                                $         --      $         --
    Restricted cash                                                                               130,000           130,000
    Accounts receivable, less allowances of $997,926 and $990,994
        at March 31, 1997 and September 30, 1996, respectively                                  5,056,561         3,753,421
    Inventory                                                                                      73,369            59,045
    Other current assets                                                                          839,182           232,989
                                                                                             ------------      ------------
        Total current assets                                                                    6,099,112         4,175,455
                                                                                             ------------      ------------

Property, plant and equipment, at cost                                                         11,329,426        11,396,144
      Accumulated depreciation                                                                 (2,918,199)       (2,933,525)
                                                                                             ------------      ------------
        Net property, plant and equipment                                                       8,411,227         8,462,619
                                                                                             ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization
      of $62,488 and $49,988 at March 31, 1997 and September 30, 1996, respectively               374,743           387,243
Other intangible assets, net of accumulated amortization of $111,828 and
      $74,552 at March 31, 1997 and September 30, 1996, respectively                              312,249           349,502
                                                                                             ------------      ------------
           Total assets                                                                      $ 15,197,331      $ 13,374,819
                                                                                             ============      ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                                                           $    363,794      $     34,382
    Notes payable                                                                                 734,187           211,928
    Current portion of long-term debt, unaffiliated lenders                                       885,670         1,314,290
    Accounts payable                                                                            2,103,519         1,866,223
    Accounts payable, affiliated companies                                                        355,156           319,156
    Accrued liabilities                                                                         2,022,244         2,361,006
    Note payable majority shareholder                                                          11,018,758         8,842,969
                                                                                             ------------      ------------
        Total current liabilities                                                              17,483,328        14,949,954
                                                                                             ------------      ------------

Long-term debt unaffliated lenders, net of current portion                                        809,462           742,400
                                                                                             ------------      ------------
        Total liabilities                                                                      18,292,790        15,692,354
                                                                                             ------------      ------------

Accrued stock put option                                                                        1,696,500         1,696,500

Shareholders'  Equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none issued
    Common stock, $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 9,900,311 and 9,900,311 shares at
        March 31, 1997 and September 30, 1996, respectively                                        99,004            99,004
    Additional Paid-in capital                                                                 20,108,743        20,108,743
    Accumulated deficit                                                                       (24,999,706)      (24,221,782)
                                                                                             ------------      ------------
        Total Shareholders' equity                                                             (4,791,959)       (4,014,035)
                                                                                             ------------      ------------
        Total liabilities and shareholders' equity                                           $ 15,197,331      $ 13,374,819
                                                                                             ============      ============

The accompanying notes are an integral part of these financial statements.

                         3CI COMPLETE COMPLIANCE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the               For the            For the             For the
                                                  Three Months Ended     Three Months Ended  Six Months Ended   Six Months Ended
                                                      March 31,              March 31,          March 31,          March 31,
                                                       1997                    1996               1997               1996
                                                    ===========             ===========        ===========        ===========
Revenues                                            $ 4,635,613             $ 4,408,871        $ 9,309,272        $ 9,151,924
Expenses:
      Cost of services                                3,636,821               3,506,168          7,168,109          7,336,680
      Depreciation and amortization                     340,354                 540,433            698,146            981,226
      Selling, general and administrative               790,384                 945,078          1,596,157          1,907,494
                                                    -----------             -----------        -----------        -----------
      Loss from operations                             (131,946)               (582,808)          (153,140)        (1,073,476)

Other income (expense):
Interest and other expense, net                        (300,403)               (204,970)          (624,785)          (373,928)
Loss before income taxes and accretion
    of stock put                                       (432,349)               (787,778)          (777,925)        (1,447,404)
                                                    -----------             -----------        -----------        -----------

Income taxes                                                 --                      --                 --                 --
Accretion of stock put                                       --                      --            (26,052)
                                                    ===========             ===========        ===========        ===========
Net loss                                            $  (432,349)            $  (787,778)       $  (777,925)       $(1,473,456)
                                                    ===========             ===========        ===========        ===========

Weighted average shares outstanding                   9,034,811               8,783,258          9,034,811          8,710,906
                                                    ===========             ===========        ===========        ===========

Net loss per common share                           $     (0.05)            $     (0.09)       $     (0.09)       $     (0.17)
                                                    ===========             ===========        ===========        ===========




The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   For the           For the
                                                                              Six Months Ended    Six Months Ended
                                                                                  March 31,          March 31,
                                                                                    1997               1996
                                                                                 -----------        -----------
Cash flow from operating activities:
     Net loss                                                                    $  (777,925)       $(1,473,456)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         (Gain) loss on disposal of fixed and intangible assets                           --                 --
         Interest expense of affiliated debt                                         401,885
         Depreciation and amortization                                               698,146            981,226
         Accretion of stock put                                                       26,052

         Change in assets and liabilities:
             (Increase) decrease in restricted cash                                       --            (30,000)
             (Increase) decrease in accounts receivable, net                      (1,303,140)          (529,858)
             (Increase) decrease in inventory                                        (14,324)            31,748
             (Increase) decrease in prepaid expenses                                (606,193)          (196,688)
             Increase (decrease) in bank overdrafts                                  329,412            556,126
             Increase (decrease) in accounts payable                                 237,296            556,126
             Increase (decrease) in accounts payable, affiliated companies            36,000            (17,890)
             Increase (decrease) in accrued liabilities                             (338,762)          (923,487)
                                                                                 -----------        -----------
                    Total adjustments to net loss                                   (961,565)           855,240
                                                                                 -----------        -----------
                    Net cash provided by (used in) operating activities           (1,739,490)          (618,216)
                                                                                 -----------        -----------

Cash flow from investing activities:

     Proceeds from sale of property, plant and equipment                                  --                 --
     Purchase of property, plant and equipment                                      (101,686)          (774,871)
     Increase in Intangible assets                                                        --           (322,761)
                                                                                 -----------        -----------
                    Net cash used in investing activities                           (101,686)        (1,097,632)
                                                                                 -----------        -----------

Cash flow from financing activities:
     Proceeds from issuance of notes payable                                              --                 --
     Principal reduction of notes payable                                           (404,133)          (226,501)
     Proceeds from issuance of long-term debt, unaffiliated lenders                       --            166,338
     Reduction of long-term debt, unaffiliated lenders                              (872,800)          (393,381)
     Proceeds from issuance of note payable to majority shareholder                1,766,000          3,200,000
                                                                                                    -----------
                                                                                                    -----------
                    Net cash provided by financing activities                        489,067          2,746,456
                                                                                 -----------        -----------

Net (decrease) increase in cash and cash equivalents                              (1,352,109)         1,030,608
                                                                                 -----------        -----------

Cash and cash equivalents, beginning of period                                            --             78,556
                                                                                 -----------        -----------

Cash and cash equivalents, end of period                                         $(1,352,109)       $ 1,109,164
                                                                                 ===========        ===========



The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)


(1)    Organization and Basis of Presentation

3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation and treatment of biomedical waste in the southeastern and southwestern United States. In February 1994, subsidiaries of 3CI acquired all the assets and business operations of American Medical Transports Corporation (AMTC), an Oklahoma corporation, and A/MED, Inc. (A/MED), a Delaware corporation. Both AMTC and A/MED were engaged in businesses similar to that of 3CI. Waste Systems, Inc. (WSI), a Delaware corporation, was the majority shareholder of both AMTC and A/MED (the Companies). Additionally, in February 1994, WSI purchased 1,255,182 shares of 3CI common stock from American Medical Technologies (AMOT).

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

(3)      Business Conditions

The Company has consistently incurred losses for the past several fiscal years and losses have continued into fiscal 1997. The Company has historically relied on WSI for funding, and such support has once again been necessary into the second quarter of fiscal 1997 and will continue to be necessary for the remaining fiscal year of 1997.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. The note bears interest at the prime rate and became due on December 31, 1996. As of March 31, 1997 and September 30,1996, the Company has borrowed $11,018,758 and $8,842,969 respectively under the note. As a significant amount of the advances from WSI have historically been non interest bearing, some of which was ultimately converted to equity, interest expense in 1997 has increased significantly as a result of the of the advances made pursuant to the interest bearing note.

Since September 30, 1996, WSI has made additional cash advances to the Company totaling $2,175,789 including interest expense. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest dated December 20, 1996 with a maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represents advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received an monthly extension of the Promissory Note dated September 30, 1995 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. This note has been further extended until June 30, 1997. The second Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, has also been extended until June 30, 1997.

In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. To achieve these requirements the Company has negoitated with WSI to convert $7,000,000 of both WSI credit facilities into equity. This conversion will be accomplished by June 25, 1997. The Company has also begun discussions with WSI regarding the restructuring of the Promissory Note dated September 30, 1995. If a resolution can not be accomplished and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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

On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company is seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement which, if otherwise enforceable, would require the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI stock. On or about May 10, 1997 the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. The Company's motion for a preliminary injunction has been set for May 21, 1997.

In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                              Three Months Ended                   Six Months Ended
                                                    March 31,                            March 31,
                                            ---------------------------       ---------------------------
                                               1997              1996              1997           1996
                                             --------          --------         --------         --------
Revenues                                     $ 4,636           $ 4,409           $ 9,309         $ 9,152
Costs of Services                              3,639             3,506             7,168           7,337
Selling, General and
  Administrative Expense                         790               945             1,596           1,907
Loss from operations                            (132)             (583)            ( 153)         (1,073)
Other Expense and Stock Accretion, Net          (300)             (205)             (625)           (400)
Net loss                                        (432)             (788)             (778)         (1,473)



Three months ended March 31, 1997 compared to three months ended March 31, 1996:

Revenues:

Revenues for the three month period ended March 31, 1997, increased to $4,635,613 from revenues for the three month period ended March 31, 1996 of $4,408,871. The increase in revenue is primarily due to an increase in an overall increase in volume. The industry continued to experience a downward pressure in pricing caused by competitors attempting to gain market share through deep discount pricing.

Costs of Services:

Cost of services increased to $3,636,821 for the three months ended March 31, 1997, compared to $3,506,168 for the three month period ended March 31, 1996. The increased cost of services resulted from the increased volume of waste the Company is processing.

Selling, General and Administrative Expenses ("SG&A"):

Selling, General and Administrative expense for the three month period ended March 31, 1997, decreased to $790,384 compared to $945,078 for the three month period ended March 31, 1996. As a percentage of revenue, the expense for the 1996 period decreased to 17.1% compared to 21.4% for the 1996 period.


Depreciation and amortization expense for the three months ended March 31, 1997 decreased to $340,354 compared $540,433 for the months ended March 31, 1996. This reduction is primarily related to the Impairment of Intangible assets writedown taken at September 30, 1996.


Interest Expense increased to $250,620 for the quarter ended March 31, 1997 from $204,970 for the three months ended March 31, 1996. This increase was due to interest expense related to the WSI promissory note.

Six months ended March 31, 1997 compared to six months ended March 31, 1996:

Revenues:

Revenues for the six month period ended March 31, 1997, increased to $9,309,272 from revenues for the six month period ended March 31, 1996 of $9,151,924. This increase in revenue is primarily due to an overall increases in volume. The industry continued to experience a downward pressure in pricing caused by competitors attempting to gain market share through deep discount pricing.

Costs of Services:

Cost of services decreased to $7,168,109 for the six months ended March 31, 1997, compared to $7,336,680 for the six month period ended March 31, 1996. The decrease in cost of services is a result of the Company reducing transportation costs, incineration costs paid to third parties, and the effect of implementing a program to shift to reusable containers from cardboard boxes.

Selling, General and Administrative Expenses ("SG&A"):

Selling, General and Administrative expense for the six month period ended March 31, 1997 decreased to $1,596,157 compared to $1,907,494 for the six month period ended March 31, 1996. As a percentage of revenue, expenses for the 1997 period decreased to 17.1% compared to 20.8% for the 1996 period.

Depreciation and amortization expense for the six months ended March 31, 1997 decreased to $698,146 compared $981,226. This reduction is primarily related to the Impairment of Intangible assets writedown taken at September 30, 1996.

Interest Expense increased to $508,412 for the six months month ended March 31, 1997 from $373,928 for the six months ended March 31, 1996. This increase in interest expense was due to the WSI promissory note.


                         LIQUIDITY AND CAPITAL RESOURCES


Operating Activities

The Company has continued to experience a cash loss from operations during the six months ended March 31, 1997. The Company anticipates a cash deficit from operations for the remainder of fiscal year 1997 and will be dependent upon WSI to fund its continued operations. However, no assurance can be given that WSI will continue to advance funds to the Company and to forego demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands paytment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.



Investing Activities

During the first two quarters ending in March 31, 1997, the Company invested $440,000 for transportation, machinery and equipment, computer equipment and software.

Financing Activities

The Company has historically funded its operations, acquisitions and debt service through cash advances from WSI. As a result of its prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. The note bears interest at the prime rate and became due on December 31, 1996. As of March 31, 1997 and September 30,1996, the Company has borrowed $11,018,758 and $8,842,969 respectively under the note. As a significant amount of the advances from WSI have historically been non interest bearing, some of which was ultimately converted to equity, interest expense in 1997 has increased significantly as a result of the of the advances made pursuant to the interest bearing note.

Since September 30, 1996, WSI has made additional cash advances to the Company totaling $2,175,789 including interest expense. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest dated December 20, 1996 with a maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represents advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and recieved an monthly extension of the Promissory Note dated September 30, 1995 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. This note has been further extended until May 31, 1997. The second Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, has also been extended until June 30, 1997.

In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet minimum listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. During an oral hearing with the NASDAQ Stock Market, Inc. the Company outlined a plan with a time frame to meet the listing requirements as established by the NASDAQ. This plan entailed the conversion of $7,000,000.00 of WSI debt to preferred stock. It is anticipated that this conversion of debt to equity will be completed by June 25, 1997. While the Company is completing the debt to equity conversion the trading symbol for the Company will be TCCCC. The Company is continuing discussions with WSI regarding the restructuring of the Promissory Note dated September 30, 1995 regarding extension of it's due date. If a resolution can not be accomplished and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likley be forced to seek bankruptcy protection.

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

In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have just been initiated and little or no discovery has been conducted. Although the Company's insurer has acknowledged that it provides coverage for this accident, the outcome of this cannot be predicted. An adverse decision in the lawsuit is not likely to have a material effect on the Company's financial condition and results of operations On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company is seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement which, if otherwise enforceable, would require the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI stock. On or about May 10, 1997 the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. The Company's motion for a preliminary injunction has been set for May 21, 1997.

In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00.


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






                       3CI COMPLETE COMPLIANCE CORPORATION
                                    (Company)




May 15, 1997                          /s/ Charles D. Crochet
                                      -----------------------
                                      Charles D. Crochet
                                      President (Principal Executive Officer)





May 15, 1997                          /s/ Curtis W. Crane
                                      ------------------------
                                      Curtis W. Crane
                                      Chief Financial Officer, Secretary
                                       and Treasurer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

                       INDEX TO EXHIBITS FILED HEREWITH



                       27  --  Financial Data Schedule