Form 10-Q
period 1997-06-30
3CI COMPLETE COMPLIANCE CORP
filed 1997-08-18
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to ____________________

                         Commission file number 1-11097
                                                -------

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

         The number of shares of Common Stock outstanding as of the close of business on August 14, 1997, was 10,020,311.

                     3CI COMPLETE COMPLIANCE CORPORATION


                                   I N D E X


                                                                                               PAGE
                                                                                              NUMBER

PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                    June 30, 1997 (unaudited) and September 30, 1996....................    2

                 Consolidated Statements of Operations for the three months and
                    nine months ended June 30, 1997 and 1996 (unaudited)................    3

                 Consolidated Statements of Cash Flows for the
                     nine months ended June 30, 1997 and
                     1996 (unaudited)...................................................    4

                 Notes to Consolidated Financial Statements (unaudited).................    5


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................    8

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ....................................................   12

      Item 2.    Changes in Securities..................................................   12

      Item 3.    Defaults Upon Senior Securities........................................   12

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.................................................   12

      Item 5.    Other Information  ....................................................   12

      Item 6.    Exhibits and Reports on Form 8-K.......................................   12

SIGNATURES       .......................................................................   17

ITEM 1.  FINANCIAL STATEMENTS


                      3CI COMPLETE COMPLIANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       June 30,      September 30,
                                                                                         1997            1996
                                                                                     ------------    ------------

                                               ASSETS
Current Assets:
    Cash and cash equivalents                                                        $       --      $       --
    Restricted cash                                                                       130,000         130,000
    Accounts receivable, less allowances of $960,921 and $990,994
        at June 30, 1997 and September 30, 1996, respectively                           4,091,355       3,753,421
    Inventory                                                                              97,357          59,045
    Other current assets                                                                  706,703         232,989
                                                                                     ------------    ------------
        Total current assets                                                            5,025,415       4,175,455
                                                                                     ------------    ------------

Property, plant and equipment, at cost                                                 11,468,252      11,396,144
      Accumulated depreciation                                                         (2,904,959)     (2,933,525)
                                                                                     ------------    ------------
        Net property, plant and equipment                                               8,563,293       8,462,619
                                                                                     ------------    ------------

Excess of cost over net assets acquired, net of accumulated amortization
      of $68,734 and $49,988 at June 30, 1997 and September 30, 1996, respectively        368,493         387,243
Other intangible assets, net of accumulated amortization of $130,466 and
      $74,552 at June 30, 1997 and September 30, 1996, respectively                       292,901         349,502
                                                                                     ------------    ------------
           Total assets                                                              $ 14,250,102    $ 13,374,819
                                                                                     ============    ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                                                   $    533,496    $     34,382
    Notes payable                                                                         514,443         211,928
    Current portion of long-term debt, unaffiliated lenders                               862,977       1,314,290
    Accounts payable                                                                    1,504,859       1,866,223
    Accounts payable, affiliated companies                                                373,156         319,156
    Accrued liabilities                                                                 1,785,720       2,361,006
    Note payable majority shareholder                                                   4,205,014       8,842,969
                                                                                     ------------    ------------
        Total current liabilities                                                       9,779,665      14,949,954
                                                                                     ------------    ------------



Long-term debt unaffiliated lenders, net of current portion                                860,079         742,400

                                                                                     ------------    ------------
        Total liabilities                                                              10,639,744      15,692,354
                                                                                     ------------    ------------



Accrued stock put option                                                                1,591,728       1,696,500


Shareholders'  Equity:
    Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding issued and outstanding 1,000,000 and none shares at
        June 30, 1997 and September 30, 1996, respectively                              7,000,000              --
    Common stock, $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 9,900,311 and 9,900,311 shares at
        June 30, 1997 and September 30, 1996, respectively                                 99,004          99,004
    Additional Paid-in capital                                                         20,108,743      20,108,743
    Accumulated deficit                                                               (25,189,117)    (24,221,782)
                                                                                     ------------    ------------
        Total Shareholders' equity                                                      2,018,630      (4,014,035)
                                                                                     ------------    ------------
        Total liabilities and shareholders' equity                                   $ 14,250,102    $ 13,374,819
                                                                                     ============    ============


   The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         For the              For the             For the             For the
                                                    Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                         June 30,             June 30,            June 30,            June 30,
                                                           1997                 1996                1997                1996
                                                       ------------         ------------        ------------        ------------

Revenues                                               $  4,668,898         $  4,685,228        $ 13,978,170        $ 13,837,152
Expenses:
      Cost of services                                    3,631,642            3,412,666          10,799,750          10,749,346
      Depreciation and amortization                         323,816              555,357           1,021,961           1,536,583
      Selling, general and administrative                   625,131              899,127           2,221,290           2,806,620
                                                       ------------         ------------        ------------        ------------
      Income (loss) from operations                          88,309             (181,922)            (64,831)         (1,255,397)

Other income (expense):
Interest and other expense, net                            (277,720)            (225,679)           (902,504)           (599,607)
Income (loss) before income taxes and accretion
                                                       ------------         ------------        ------------        ------------
    of stock put                                           (189,411)            (407,601)           (967,335)         (1,855,004)
                                                       ------------         ------------        ------------        ------------

Income taxes                                                   --                   --                  --                  --
Accretion of stock put                                         --                   --                  --               (26,052)
                                                       ------------         ------------        ------------        ------------
Net loss                                               $   (189,411)        $   (407,601)       $   (967,335)       $ (1,881,056)
                                                       ============         ============        ============        ============


Weighted average shares outstanding                       9,034,811            8,783,258           9,034,811           8,710,906
                                                       ============         ============        ============        ============

Net loss per common share                              $      (0.02)        $      (0.05)       $      (0.11)       $      (0.22)
                                                       ============         ============        ============        ============

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      For the               For the
                                                                                 Nine Months Ended      Nine Months Ended
                                                                                      June 30,              June 30,
                                                                                        1997                  1996
                                                                                    -----------           -----------

Cash flow from operating activities:
     Net loss                                                                       $  (967,335)          $(1,881,056)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         (Gain) loss on disposal of fixed and intangible assets                          18,493                  --
         Interest expense of affiliated debt                                            593,045               565,224
         Depreciation and amortization                                                1,021,961             1,536,583
         Accretion of stock put                                                                                26,052

         Change in assets and liabilities:
             (Increase) decrease in restricted cash                                        --                 (31,458)
             (Increase) decrease in accounts receivable, net                           (337,934)             (623,669)
             (Increase) decrease in inventory                                           (38,312)               17,583
             (Increase) decrease in prepaid expenses                                   (473,714)             (119,835)
             Increase (decrease) in bank overdrafts                                     499,114                42,914
             Increase (decrease) in accounts payable                                   (361,364)              602,417
             Increase (decrease) in accounts payable, affiliated companies               54,000               (12,880)
             Increase (decrease) in accrued liabilities                                (575,287)           (1,677,888)
                                                                                    -----------           -----------
                    Total adjustments to net loss                                       400,002               325,043
                                                                                    -----------           -----------
                    Net cash provided by (used in) operating activities                (567,333)           (1,556,013)
                                                                                    -----------           -----------

Cash flow from investing activities:

     Proceeds from sale of property, plant and equipment                                233,064                  --
     Purchase of property, plant and equipment                                         (371,576)           (1,255,157)
     Increase in Intangible assets                                                         --                (322,761)
                                                                                    -----------           -----------
                    Net cash used in investing activities                              (138,512)           (1,577,918)
                                                                                    -----------           -----------

Cash flow from financing activities:
     Proceeds from issuance of notes payable                                            942,320               447,463
     Principal reduction of notes payable                                              (711,216)             (226,501)
     Proceeds from issuance of long-term debt, unaffiliated lenders
     Reduction of accrued stock put option                                             (104,772)
     Reduction of long-term debt, unaffiliated lenders                               (1,186,487)             (715,587)
     Proceeds from issuance of note payable to majority shareholder                   1,766,000             3,550,000
                                                                                    -----------           -----------
                    Net cash provided by financing activities                           705,845             3,055,375
                                                                                    -----------           -----------

Net (decrease) increase in cash and cash equivalents                                          0               (78,556)
                                                                                    -----------           -----------

Cash and cash equivalents, beginning of period                                             --                  78,556
                                                                                    -----------           -----------

Cash and cash equivalents, end of period                                            $         0           $         0
                                                                                    ===========           ===========

The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

The accompanying consolidated financial statements have been prepared, without audit, by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading and the financial statements reflect all adjustments and are of a normal recurring nature which are necessary for a fair presentation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, as filed with the Securities and Exchange Commission.

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

(3)      BUSINESS CONDITIONS

The Company has consistently incurred losses for the past several fiscal years and losses have continued into fiscal 1997. The Company has historically relied on WSI for funding, and while such support was necessary for the first and second quarter of fiscal 1997, the Company did not need any support during the third quarter of fiscal 1997. Although such support may be necessary for the remaining fiscal year of 1997.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. The note bears interest at the prime rate and became due on December 31, 1996. As of June 30, 1997 and September 30,1996, the Company has borrowed $4,205,000 and $8,842,969 respectively under the note. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. Interest expense in 1997 has increased significantly as a result of the of the advances made pursuant to the interest bearing note.

Since September 30, 1996, WSI has made additional cash advances to the Company totaling $2,362,000 including interest expense. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest dated December 20, 1996 with a maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI, to the extent that such sums represents advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a monthly extension of the Promissory Note dated September 30, 1995 to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. This note has been further extended until September 30, 1997. The second Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, has also been extended until June 30, 1997.

In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion has allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. has informed the Company that has been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997 which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the Promissory Note dated September 30, 1995. The Company has received an extension of the Promissory Note dated September 30, 1995. This has been done in order for the Company to restructure the terms and conditions of the note. If a resolution can not be accomplished and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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

(4)      COMMITMENTS AND CONTINGENCIES

In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes it has adequately reserved for potential losses related to this matter. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition, results of operations and it's net cash flows. The Company has reached an agreement in principle with some, but not all, with the plantiffs for the settlement action. The execution of the appropriate documentation to evidence this settlement agreement has not yet been completed. If completed, in its current form, the proposed settlement would require court approval. The Company and Mr. Grafton have reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company and the Company's failure to renew his employment agreement. The Company is in the process of performing its obligations pursuant to the settlement agreement.

In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case has been transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of common stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of common stock held by the plaintiffs become freely tradable and the market price of the common stock averages at least $2.50 over a period of 42 consecutive days. During the nine months ended June 30, 1997 and the fiscal year ended September 30, 1996, the Company made payments totaling approximately $193,000 and $179,500 respectively, to the plaintiffs related to this agreement. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the common stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations and the related security interests of the Company to the plaintiffs.

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

In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have just been initiated and little or no discovery has been conducted. Although the Company's insurer has acknowledged that it provides coverage for this accident, the outcome of this cannot be predicted. An adverse decision in the lawsuit is not likely to have a material effect on the Company's financial condition, results of operations and net cash flows.

In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. The District Court has stayed this action as well, pending arbitration. As of June 30, 1997, the Bank of Raleigh and Smith County Bank have collected $104,000 of the Company's accounts receivables that were pledged in the initial agreement. An adverse decision in the lawsuit is not likely to have a material effect on the Company's financial condition, results of operations and net cash flows.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessment will not have a materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                                 Three Months Ended      Nine Months Ended
                                                      June 30,                June 30,
                                                -------------------     -------------------


                                                  1997        1996       1997        1996
                                                -------     -------     ------     --------

Revenues                                        $ 4,669     $ 4,685     13,978     $ 13,837
Costs of Services                                 3,632       3,413     10,800       10,749
Selling, General and
  Administrative Expense                            625         899      2,346        2,807
Income (loss) from operations                        88        (182)      (190)      (1,255)
Other Expense and Stock Accretion, Net             (278)       (226)      (903         (626)
Net loss                                           (189)       (408)      (967)      (1,881)


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

REVENUES:

Revenues for the three month period ended June 30, 1997, remained constant with sales of $4,669,000 as compared with revenues for the three month period ended June 30, 1996 of $4,685,000. The Company has been able to remain consistent notwithstanding continued downward pressure on pricing resulting from the high level of competition in the industry.

COSTS OF SERVICES:

Costs of services increased $219,000, or 6.4%, to $3,632,000 during the three months ended June 30, 1997, from $3,413,000 during the comparable period in 1996. Cost of revenues as a percentage of revenues increased to 77.8% during the three months ended June 30, 1997 from 72.8% during the comparable period in 1996. The increased cost of services resulted from higher labor related costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended June 30, 1997, decreased to $625,000 for the months ended June 30, 1997 as compared to $899,000 for the comparable period in 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 13.4% during the three months ended June 30, 1997 from 19.2% during the comparable period in 1996 related to the consolidation and elimination of duplicative administrative functions.

DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended June 30, 1997 decreased to $323,816 compared to $555,357 for the three months ended June 30, 1996. This reduction is primarily related to the Impairment of Intangible asset writedown taken at September 30, 1996.

INTEREST EXPENSE increased to $236,000 for the quarter ended June 30, 1997 from $226,000 for the three months ended June 30, 1996. The increase in interest expense is primarily attributable to the increase in cash advances from the Promissory Note with the Company's majority shareholders.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996:

REVENUES:

Revenues increased to $141,000, or 1.0%, to $13,978,000 during the nine months ended June 30, 1997 from $13,837,000 during the comparable period in 1996 as the Company continued to concentrate on higher-margin professional accounts. The Company has been able to achieve the increase notwithstanding continued downward pressure on pricing resulting from the high level of competiton in the industry.

COSTS OF SERVICES:

Costs of services increased $51,000, or .5%, to $10,800,000 during the nine months ended June 30, 1997, from $10,749,000 during the comparable period in 1996. Cost of revenues as a percentage of revenues increased to 77.3% during the nine months ended June 30, 1997 from 77.7% during the comparable period in 1996. The principal reasons for this increase is a result from higher labor related costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the nine month period ended June 30, 1997, decreased to $2,346,000 for the months ended June 30, 1997 as compared to $2,807,000 for the comparable period in 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 16.8% during the nine months ended June 30, 1997 from 20.3% during the comparable period in 1996. This decrease is primarily due to the consolidation and elimination of duplicative administrative functions.

DEPRECIATION AND AMORTIZATION EXPENSE for the nine months ended June 30, 1997 decreased to $1,022,000 compared to $1,537,000 for the nine months ended June 30, 1996. This reduction is primarily related to the Impairment of Intangible asset writedown taken at September 30, 1996.

INTEREST EXPENSE increased to $748,000 for the nine months ended June 30, 1997 from $590,000 for the nine months ended June 30, 1996. The increase in interest expense is primarily attributable to the increase in cash advances from the Promissory Note with the Company's majority shareholders.



OPERATING ACTIVITIES

The Company has continued to experience a cash loss from operations during the nine months ended June 30, 1997. The Company anticipates a cash deficit from operations for the remainder of fiscal year 1997 and will be dependent upon WSI to fund its continued operations. However, no assurance can be given that WSI will continue to advance funds to the Company and to forego demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands paytment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

INVESTING ACTIVITIES

During the first three quarters ending in June 30, 1997, the Company invested $1,131,000 for transportation, machinery and equipment, computer equipment and software.

FINANCING ACTIVITIES

The Company has historically funded its operations, acquisitions and debt service through cash advances from WSI. As a result of its prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. The note bears interest at the prime rate and became due on December 31, 1996. As of June 30, 1997, and September 30,1996, the Company has borrowed $4,205,000 and $8,842,969 respectively under the note. As a significant amount of the advances from WSI have historically been non interest bearing, some of which was ultimately converted to equity, interest expense in 1997 has increased significantly as a result of the of the advances made pursuant to the interest bearing note.

Since September 30, 1996, WSI has made additional cash advances to the Company totaling $2,362,000 including interest expense. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest dated December 20, 1996 with a maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI, to the extent that such sums represents advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995, has a due date of December 31, 1996, of which the Company has requested from and received a monthly extension of the Promissory Note dated September 30, 1995, from WSI. The Company is currently in discussions with WSI concerning the restructuring of the terms of the Revolving Promissory Note. This note has been further extended until September 30, 1997. The second Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, had been extended until June 30, 1997.

In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion has allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. has informed the Company that has been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997 which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the Promissory Note dated September 30, 1995. The Company has received an extension of the Promissory Note dated September 30, 1995. This has been done in order for the Company to restructure the terms and conditions of the note. If a resolution can not be accomplished and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -
In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes it has adequately reserved for potential losses related to this matter. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition, results of operations and it's net cash flows. The Company has reached an agreement in principle with some, but not all, with the Named Plaintiffs for the settlement of this action. The execution of the appropriate documentation to evidence this settlement agreement has not yet been completed. If completed, in its current form, the proposed settlement would require court approval. The Company and Mr. Grafton have reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company and the Company's failure to renew his employment agreement. The Company is in the process of performing its obligations pursuant to the settlement agreement.

In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case has been transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division. The parties, other than Patrick Grafton, former Chief Executive

Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of common stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of common stock held by the plaintiffs become freely tradable and the market price of the common stock averages at least $2.50 over a period of 42 consecutive days. During the nine months ended June 30, 1997 and the fiscal year ended September 30, 1996, the Company made payments totaling approximately $193,000 and $179,500 respectively, to the plaintiffs related to this agreement. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the common stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations and the related security interests of the Company to the plaintiffs.

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

In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have just been initiated and little or no discovery has been conducted. Although the Company's insurer has acknowledged that it provides coverage for this accident, the outcome of this cannot be predicted. An adverse decision in the lawsuit is not likely to have a material effect on the Company's financial condition, results of operations and net cash flows.

In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. The District Court has stayed this action as well, pending arbitration. As of June 30, 1997, the Bank of Raleigh and Smith County Bank have collected $104,000 of the Company's accounts receivables that were pledged in the initial agreement. An adverse decision in the lawsuit is not likely to have a material effect on the Company's financial condition, results of operations and net cash flows.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessment will not have a materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.

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

(a)      Exhibits -

                             (b) INDEX TO EXHIBITS

         EXHIBITS

         Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report (as used in the following listing, "3CI" refers to the Company):

 EXHIBIT                                                                                PAGE
 NUMBER                        DESCRIPTION                                             NUMBER
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

  2.10.   Purchase Agreement dated October 10, 1994, among 3CI Complete
          Compliance Corporation, River Bay Corporation and Marlan Baucum
          (incorporated by reference to Exhibit 1.1 of 3CI's report on Form 8-K filed October 27, 1994).
  2.11.   Addendum to Purchase Agreement dated October 12, 1994, among 3CI
          Complete Compliance Corporation, River Bay Corporation and Marlan
          Baucum. (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed October 27, 1994).
  2.12.   Assumption of Liabilities dated October 10, 1994, among 3CI Complete
          Compliance Corporation, 3CI Acquisition Corp./A/MED, Marlan Baucum and River Bay Corporation. (incorporated by reference to Exhibit 1.11 of 3CI's report on Form 8-k filed October 27, 1994).
  2.13. Plan of Reorganization and Acquisition Agreement dated August 9, 1994, among the 3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike
          Shepherd and Richard McElhannon (incorporated by reference to Exhibit
          2.14 of 3CI's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1992).
  4.1.    Copy of Representative  Warrant Agreement dated as of April 14, 1992
          (incorporated by reference to Exhibit 4(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
  4.2. Copy of Promissory Note of the Company dated January 13, 1993, in the principal amount of $200,000, bearing interest payable quarterly at payee's prime rate plus 1% payable on or before January 15, 1995, to the order of Midlantic National Bank with payment of principal subject to the conditions specified in Paragraph 14 of said promissory note (incorporated by reference to Exhibit 4.2. of 3CI's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1992).
  4.3.    Copy of Deed of Trust, Assignment, Security Agreement and Financing
          Statement dated January 13, 1993, granted and delivered by the Company in favor of Midlantic National Bank to secure the Company's promissory note of even date referred to in Exhibit 4.2. immediately above (incorporated by reference to Exhibit 4.3. of 3CI's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1992).
  4.4. Copy of Warrant No. 3CI-01 issued to James T. Rash providing for the purchase on or before December 31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  4.5. Copy of Warrant No. 3CI-02 issued to Leonard A. Bedell providing for the purchase on or before December 31, 1996 of 50,000 warrants of the common stock of 3CI at a purchase price of $3.00 per share, subject to adjustment as therein provided. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  4.6.    Put Option Agreement dated October 10, 1994, among 3CI Complete
          Compliance Corporation, River Bay Corporation and Marlan Baucum
          (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed October 27, 1994).
  4.7.    Stock Pledge Agreement dated October 10, 1994, between 3CI Complete
          Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.4 of 3CI's report on Form 8-K filed October
          27, 1994).
  4.8.    Stock Escrow and Pledge Agreement dated July 1994, among 3CI, Med-
          Waste Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard
          McElhannon (incorporated by reference to Exhibit 4.11 of 3CI's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1992).
  4.9. Copy of Revolving Promissory Note dated June 1, 1995, in the principal amount of $6,000,000 between 3CI and WSI, its majority stockholder
          (incorporated by reference to Exhibit 4.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

  4.10. Copy of Revolving Promissory Note dated September 1, 1995 in the principal amount of $6,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit 4.2 of 3CI's
          Quarterly Report on Form 10-Q for the quarterly period ended June 30,
          1995).
  4.11. Copy of Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit 4.11 of 3CI's
          Annual Report on Form 10K for the fiscal year ended September 30,
          1995).
  4.12 Copy of Designations of Series A Preferred Stock for $7,000,000 between 3CI and WSI, its majority shareholder (incorporated by reference to Exhibit 4.1 of 3CI's report on Form 8-K filed June 24,
          1997.
  10.1.   Copy of Contract dated August 22, 1989 between 3CI and the City of
          Carthage, Texas, related to the incineration of medical waste
          (incorporated by reference to Exhibit 10 of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
  10.2.   Copy of Addendum dated March 30, 1992 to Contract between 3CI and the
          City of Carthage, Texas (incorporated by reference to Exhibit 10 (p) of 3CI's registration statement on Form S-1 (No. 33-45632) effective
          April 14, 1992).
  10.3.   Copy of First Amendment dated July, 1993 to Contract between 3CI and
          City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of
          3CI's Annual Report on Form 10-K for the fiscal year ended September
          30, 1993).
  10.4.   Copy of Contract dated August, 1989, between 3CI and the City of
          Center, Texas, related to the incineration of medical waste
          (incorporated by reference to Exhibit 10 (b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
  10.5. Copy of form of Amendment No. 1 dated October 12, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.5. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  10.6. Copy of form of Amendment No. 2 dated December 29, 1992 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.6. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  10.7. Copy of form of Amendment No. 3 dated December, 1993 to the contract dated August, 1989, between 3CI and the City of Center, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10.7. of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  10.8.   Copy of Termination Agreement, dated as of May 20, 1993, between 3CI,
          Micro-Waste Corporation and the shareholders of Micro-Waste
          Corporation (incorporated by reference to Exhibit 10.17. of 3CI's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1993).
  10.9.   Copy of 1992 Stock Option Plan of 3CI (incorporated by reference to
          Exhibit 10(m) of 3CI's registration statement on Form S-1 (No.
          33-45632) effective April 14, 1992).
  10.10.  Promissory Note dated October 10, 1994, among 3CI Complete Compliance
          Corporation, 3CI Acquisition Corp./A/MED and River Bay Corporation
          (incorporated by reference to Exhibit 1.5 of 3CI's report on Form 8-K filed October 27, 1994).
  10.11.  Promissory Note dated October 10, 1994, between 3CI Complete
          Compliance Corporation and River Bay (incorporated by reference to
          Exhibit 1.6 of 3CI's report on Form 8-K filed October 27, 1994).
  10.12.  Security Agreement dated October 10, 1994, among 3CI Complete
          Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay
          (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).
  10.13.  Security Agreement dated October 10, 1994, between 3CI Complete
          Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed October
          27, 1994).


  10.14.  Mortgage, Security Agreement, Assignment of Leases and Financing
          Statement dated October 10, 1994, among 3CI Complete Compliance
          Corporation, 3CI Acquisition Corp., A/A/MED and River Bay Corporation
          (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27, 1994).
  10.15.  Debt Subordination Agreement dated October 10, 1994, among 3CI
          Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, River
          Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra Baucum, The
          Smith County Bank and the Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).
  10.16.  Non-Competition Agreement dated October 10, 1994, between 3CI Complete
          Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.12 of 3CI's report on Form 8-K filed October 27, 1994).
  10.17.  Employment Agreement dated October 10, 1994, between 3CI Complete
          Compliance Corporation and Zeb Baucum (incorporated by reference to
          Exhibit 1.13 of 3CI's report on Form 8-K filed October 27, 1994).
  10.18.  Consultant Agreement dated October 10, 1994, between 3CI Complete
          Compliance Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.14 of 3CI's report on Form 8-K filed October 27, 1994).
  10.19.  Employment Agreement dated May 20, 1994, between 3CI and Patrick
          Grafton (incorporated by reference to Exhibit 10.19 of 3CI's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1992).
  10.20.  Employment Agreement dated May 20, 1994, between 3CI and Charles
          Crochet (incorporated by reference to Exhibit 10.20 of 3CI's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1992).
  10.21   Employment Agreement dated August 31, 1995, between 3CI and Charles D.
          Crochet incorporated by reference to Exhibit 10.21 of 3CI's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1995).
  10.22.  Modification of Purchase Transaction dated January 25, 1995, among
          3CI, 3CI Acquisition Corp./A/MED, River Bay Corporation and Marlan
          Baucum (incorporated by reference to Exhibit 10.22 of 3CI's Annual
          Report on Form 10-K for the fiscal year ended September 30, 1995).
  10.23   Settlement Agreement dated January 1996 among James H. Shepherd,
          James Michael Shepherd and Richard T. McElhannon, as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas,
          Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
  10.24 Copy of Exchange Agreement of Series A Preferred Stock for debt between 3CI and WSI, its majority shareholder (incorporated by reference to Exhibit 4.1 of 3CI's report on Form 8-K filed June 24,
          1997.
  16.1 Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.2 of 3CI's report on Form 8-K/A filed December 28,
          1994).


   (b)    Reports on Form 8-K -

          The registrant filed a Current Report on Form 8-K dated June 24, 1997, to report that WSI, its majority shareholder converted $7,000,000 of debt to Series A Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






                      3CI COMPLETE COMPLIANCE CORPORATION
                                   (Company)



August 14, 1997                /s/  Charles D. Crochet
                               ------------------------------------------------
                               Charles D. Crochet
                               President (Principal Executive Officer)





August 14, 1997                /s/  Curtis W. Crane
                               ------------------------------------------------
                               Curtis W. Crane
                               Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial Officer
                               and Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION

  27           Financial Data Schedule