Form 10-K
period 1997-09-30
3CI COMPLETE COMPLIANCE CORP
filed 1998-01-15
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    (Fee Required)
    For the fiscal year ended September 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    (No Fee Required)
    For the transition period from                      to
                                  ----------------------  ----------------------

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     76-0351992
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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO
                                            ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the NASDAQ Small- Cap Market System on January 6, 1998 was approximately $5,769,829 million computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 6, 1998 was 9,720,311.

              ---------------------------------------------------

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS (*)
                           ANNUAL REPORT ON FORM 10-K

               ---------------------------------------------------

                                                                                                    PAGE
                                                                                                    ----

                                     PART I

     Item 1.  Business..........................................................................      3
     Item 2.  Properties........................................................................     16
     Item 3.  Legal Proceedings.................................................................     17
     Item 4.  Submission of Matters to a Vote of  Security Holders..............................     19

                                     PART II

     Item 5.  Market for Registrant's Common
                 Equity and Related Stockholder Matters.........................................     20
     Item 6.  Selected Financial Data...........................................................     20
     Item 7.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations......................................................     21
     Item 8.  Financial Statements and Supplementary Data.......................................     32
     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure............................................     33

                                    PART III

     Item 10. Directors and Executive Officers of
                 the Registrant.................................................................     34
     Item 11. Executive Compensation............................................................     34
     Item 12. Security Ownership of Certain Beneficial
                 Owners and Management..........................................................     38
     Item 13. Certain Relationships and Related
                 Transactions...................................................................     39

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K........................................................     41

     Signature Page.............................................................................     42

--------------------

(*) This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         3CI Complete Compliance Corporation ("3CI" or the "Company") was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. The Company services customers in a number of states in and contiguous to the southwestern and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Missouri, Kansas, Louisiana, Mississippi, Oklahoma, Tennessee, and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other generators of medical waste. Services to customers include collection, transportation, bar code identification and destruction by controlled, high temperature incineration, and utilization of an ABBA Sanitec unit at the Birmingham, alabama location. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking. All references herein to the "Company" or "3CI" shall mean 3CI Complete Compliance Corporation and its subsidiaries, unless the context otherwise requires.

         "Medical waste" or "biomedical waste," as used herein, is broadly defined to mean any liquid or solid waste generated in the diagnosis, treatment or immunization of human beings or animals or in related research, that may result in an infectious disease. State and federal regulations tend to focus on regulated and infectious medical waste, which includes pathological wastes, including tissues, organs and body parts; blood and the products or components of blood; "sharps," including needles, scalpels, pipettes and other medical instruments; waste from surgery or autopsy; dialysis wastes, including contaminated disposable equipment and supplies; cultures and stocks of infectious agents, including cultures from medical and pathological laboratories; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals. "Medical waste" or "biomedical waste" as used herein, does not include "hazardous waste," as such term is commonly defined under state and federal regulations.

         The Company has consistently incurred losses for the past fiscal years and losses have continued into fiscal 1998. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1997. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, the Promissory Note dated September 30, 1995, including deferred interest with cash advances not to exceed $7.4 million, of which $4.8 million including deferred interest and $4.9 million including deferred interest has been drawn as of September 30, 1997, and December 31, 1997. During the fiscal year ended September 30, 1996, WSI made additional cash advances that were in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received an extension to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. informed the Company that it was in compliance with all requirements necessary for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with the conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since
         the year ended September 30, 1997, the Company has not requested nor received any cash advances from WSI. During the fiscal year of 1997, the Company began to have discussion with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

         Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company was obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The River Bay Corporation exercised the put option on or about February 14, 1997, for the Company to repurchase the 565,500 shares of Common Stock. On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including the Put Option Agreement which, if otherwise enforceable, would have required the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI common stock. In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. On or about May 10, 1997 the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeked an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. In April 1997, the Bank of Raleigh and Smith County Bank gave notice to certain customers in the River Bay division that the Company was in default of the put option obligation and that their payments should be directly made to the Bank of Raleigh and Smith County Bank. From these efforts the Bank of Raleigh and Smith County Bank collected $463,000 of the Company's accounts receivables that were pledeged in the initial purchase agreement. On or about October 14, 1997, the parties settled the lawsuits with the Bank of Raleigh and Smith County Bank . In the settlement, the Company agreed to repurchase the remaining 565,500 shares of common stock related to the Put Option agreement with payments ranging from $100,000 to $63,500.

         During fiscal 1995, a group of minority shareholders filed suit against the Company alleging minority shareholder oppression, breach of fiduciary duty and breach of contract, among other allegations, and has demanded unspecified actual damages and punitive damages of $10 million. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense, could have a material adverse effect on the Company's financial condition. The Company has reached an agreement in principle with some, but not all, of the plaintiffs for the settlement of this action. The proposed settlement is subjected to court approval in February 1998. However, the outcome of this litigation cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations.

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

         ALTERNATIVE TECHNOLOGIES; TECHNOLOGICAL OBSOLESCENCE

         The regulated medical waste management industry presents continuing opportunities for the development of alternative treatment and disposal technologies. These alternative technologies may emphasize operating cost efficiencies, reductions in the volume of regulated medical waste generated or other environmental factors. The development and commercialization of alternative treatment or disposal technologies has placed the Company into a more competitive environment.

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

         MEDICAL WASTE CONTAINERS

         The Company furnishes its customers with rigid, cardboard containers for disposal of medical waste products. These containers are clearly marked with the "biohazard" symbol to draw attention to their contents and are lined with specialized plastic bags and sealed to minimize potential contact with the medical waste products by health care workers and medical waste handlers. The Company also furnishes its customers with rigid reusable plastic containers clearly marked as biohazardous and designed to contain certain types of medical waste, such as hypodermic needles, scalpels and other so-called "sharps". Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The Company's policy is to accept medical waste from customers only if it is packaged in containers provided or approved by the Company. The Company believes that its emphasis on proper containerization results in safer medical waste disposal and minimizes potential hazard or liability to the Company and its customers.

         During the fiscal year 1996 and throughout the fiscal year 1997, the Company initiated the use of reusable plastic containers for certain customers. The Company believes the use of reusable containers will ultimately result in lower costs of disposal to the Company. The rigid, plastic containers are generally larger than the disposable boxes, and can hold greater volumes of waste.

         TRANSPORTATION

         An important element of the Company's business strategy is to maximize the efficiency with which it collects and transports regulated medical waste. Therefore, the Company operates a specially equipped fleet of trucks, tractors and trailers (dry and refrigerated) to provide strict control of transportation services for the acceptance and transportation of containerized medical waste. Drivers are trained in Department of Transportation ("DOT") procedures for the transportation of medical waste. The Company has in place contingency plans to respond immediately to any type of spill, leakage or other emergency that may occur during transportation and provides emergency services to customers upon request.

         DISPOSAL

         The Company owns an incinerator in Springhill, Louisiana, with a capacity to treat medical waste of 36 tons per day. Also, the Company owns and operates a incinerator which has the capacity to treat 12 tons per day and a microwave unit with the capacity to treat 10.8 tons per day of medical waste located at it's facility in Birmingham, Alabama. The Company also has exclusive incineration rights under a long-term contract, with a capacity of 30 tons per day, operated by the City of Carthage, Texas.

         Medical waste is removed from the Company vehicles by trained employees working on location at the Company's incineration facilities and is loaded onto conveyors that deliver it to the incinerators and microwave unit. The medical waste is incinerated soon after delivery.

         INCINERATION CONTRACTS

         The Company has incineration rights at an incinerator operated by the City of Carthage, Texas under an agreement expiring in 1998, subject to various renewal options. In order to maintain its rights under the agreement, the Company is required to pay minimum annual fees of approximately $550,000 to $1 million during the term. During fiscal 1997 and fiscal 1996, the Company paid fees in the aggregate amount of approximately $1,401,692 and $843,958 under the agreement.

         The Company has incineration rights at an incinerator operated by the City of Center, Texas under an agreement expiring in June 1998, subject to various renewal options. In order to maintain its rights under the agreement, the Company is required to pay minimum annual fees of approximately $300,000 to $900,000 during the term. During fiscal 1997 and fiscal 1996, the Company paid fees in the aggregate amount of approximately $779,000 and $27,000 under the agreement. During the fiscal year of 1996, the company became aware that certain contractual obligation were allegedly not being met by the City of Center. The most critical obligation is the City of Center's alleged breach of the exclusivity clause in the contract. The Company is presently not utilizing the incinerator at the City of Center for the treatment of medical waste.

         The Company has rights to burn its medical waste when excess capacity exists at an incinerator operated by The Children's Hospital of Alabama in Birmingham, Alabama under an agreement that expired in December 1996. This agreement was not renewed. During fiscal 1997, the company paid fees in the aggregate amount of approximately $70,387 under the agreement.

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

         CUSTOMERS

         The Company's health care customer base is diverse, with about 15,000 accounts in Arkansas, Florida, Georgia, Kansas, Louisiana, Oklahoma, Texas, Alabama, Mississippi, Missouri and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no customer generates ten percent or more of the Company's consolidated revenues.

         MARKETS

         The Company divides its market into three categories: the hospital market, the professional market and the third party market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and major medical complexes. The professional market consists principally of physician and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians offices, and clinics and mortuaries. The third party market consists principally of pharmaceutical manufacturers and distributors and other medical waste transportation companies. The Company sales efforts are supplemented by several strategic marketing agreements with state associations, under which the Company has received endorsements or marketing assistance.

         The Company utilizes a three-fold strategy to increase its presence and customer base in a particular geographical market. First, Company representatives meet personally with a prospective customer to describe the Company's services and to negotiate a disposal agreement that reflects the prospective customer's service needs. Second, the Company utilizes direct mail to establish potential customer leads, particularly in the professional market. Third, the Company seeks endorsements or referral relationships with hospitals and professional associations in the market areas.

         PRICING

         The Company has experienced intense competition in pricing. Margins of profitability have declined and could deteriorate further if price cutting within the industry persists. During fiscal 1997, there continued to be a downward pressure in pricing by competitors to increase and maintain market share. Due to continued deep discounting targeted toward hospital accounts, the Company directed more of its marketing efforts toward the professional market accounts, such as physicians and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians offices, clinics and mortuaries.

         COMPETITION

         The market for regulated medical waste collection and processing services is highly competitive and requires substantial labor and capital resources. The Company experiences intense competition from national, regional and local waste disposal (i.e., collection) companies as well as national, regional and local companies providing integrated medical waste services (i.e., collection and processing). These companies compete directly with the Company for business from medical waste generators located in the Company's regional markets. In addition, the Company faces competition from businesses and other organizations that are attempting to commercialize alternate treatment technologies collectively to member groups of regulated medical waste generators. Management believes that Browning Ferris, Inc. is the Company's main competitor in it's operating regions.

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

         FINANCIAL STATEMENT PRESENTATION

         In February 1994, two wholly-owned subsidiaries of the Company acquired the assets and assumed certain liabilities of A/MED, Inc. ("A/MED") and American Medical Transport Corporation ("AMTC"), majority-owned subsidiaries of Waste Systems, Inc., a Delaware corporation ("WSI"), in consideration for 2,640,350 shares of Common Stock, $.01 par value ("Common Stock"), of the Company. In addition, in February 1994, WSI acquired 1,255,182 shares of Common Stock from American Medical Technologies, Inc., a Delaware corporation and the former majority stockholder of the Company ("AMOT"). As a result of the transactions described above, WSI became the majority shareholder of 3CI immediately following the acquisition of AMTC and A/MED. For accounting purposes, AMTC and A/MED were considered the acquiror in a reverse acquisition. The combined financial statements of AMTC and A/MED are the historical financial statements of the Company prior to the date of the business acquisition. Historical combined shareholders' equity of AMTC and A/MED has been retroactively restated for the equivalent number of 3CI shares received for the assets and business operations of AMTC and A/MED, and the combined accumulated deficit of AMTC and A/MED has been carried forward.

         EMPLOYEES

         At September 30, 1997, the Company had approximately 196 full time and 7 part-time employees, three of whom were employed in executive capacities and the remainder of whom were in transportation operations, incinerator facility operations, sales positions, and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements, and the Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

                                      ACQUISITIONS

         ACQUISITION OF A/MED AND AMERICAN MEDICAL TRANSPORTS

         In February 1994, two wholly-owned subsidiaries of the Company acquired the assets and assumed certain liabilities of A/MED, Inc. ("A/MED") and American Medical Transports Corporation ("AMTC"), majority-owned subsidiaries of Waste Systems, Inc., a Delaware corporation ("WSI"), in consideration for 2,640,350 shares of Common Stock, $.01 par value ("Common Stock"), of the Company. Of such shares, WSI received 1,300,115 shares initially, with the remaining 800,000 shares placed in escrow to secure certain indemnity obligations. Upon termination of the escrow on April 10, 1995, WSI received 565,160 shares.

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

         Med-Waste had been engaged in the business of medical waste management services in Arkansas.

         The acquisition of Med-Waste has been the subject of litigation between the Company and the former stockholders of Med-Waste. This matter has been settled by the parties and was dismissed in its entirety on July 31, 1997, by order of the court. See Item 3. - Legal Proceedings.

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

         Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company was obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share.

         The River Bay Corporation exercised their put option on or about February 14, 1997, for the Company to repurchase the 565,500 shares of Common Stock. On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including the Put Option Agreement which, if otherwise enforceable, would have required the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI common stock. In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. On or about May 10, 1997 the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeked an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. In April 1997, the Bank of Raleigh and Smith County Bank gave notice to certain customers in the River Bay division that the Company was in default of the put option obligation and that their payments should be directly made to the Bank of Raleigh and Smith County Bank. From these efforts the Bank of Raleigh and Smith County Bank collected $463,000 of the the Company's accounts receivables that were pledged in the initial purchase agreement. On or about October 14, 1997, the parties settled the lawsuits with the Bank of Raleigh and Smith County Bank . In the settlement, the Company agreed to repurchase the remaining 565,500 shares of common stock related to the Put Option agreement with payments ranging from $100,000 to $63,500.

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

         INCINERATION FACILITIES

         The Company is required to obtain permits at local, state and federal levels for the construction and operation of incineration facilities which have to date and may continue to involve the expenditure of substantial resources without any assurance of success. Such permits may include: (a) air quality permits, relating to the emissions from incineration facilities, (b) solid waste permits, relating to storage, receipt and treatment of medical waste and the storage and disposal of residues from the incineration facilities and ancillary air pollution control equipment relative to incinerators, (c) waste- water discharge permits, (d) storm water discharge permits, (e) site permits, such as zoning or special use permits, relating to the appropriateness of the site for a waste processing facility under applicable zoning regulations, (f) building permits and (g) occupancy permits. Air quality permits and site permits, and in some cases, solid waste permits, can be difficult to obtain, and may take a year or longer to be issued.

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

         TRANSFER STATIONS

         Transfer of medical waste, generally from a small local pick-up vehicle to a large transport trailer, is necessary to consolidate and transport waste in an economical fashion to regional processing centers. Most states permit such transfer operations under their solid waste regulatory authority or department of health. After receiving local approvals, such as necessary zoning or special use permits, application may be made to the appropriate state solid waste authority. Generally, this is a four to six month process. However, there are some cases where the process is much longer. The continued right to operating the Company's transfer station in Fresno, Texas was contingent upon the commencement of the clean-up of a waste circulating pond from an abandoned medical waste incinerator acquired from previous owners. The clean-up of the circulating pond was completed in fiscal 1997.

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

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in approximately 6,100 square feet of office space in Shreveport, Louisiana, which is leased under a lease expiring in December 1997, under which the Company paid approximately $68,815 during fiscal 1997. This lease was renewed for another 3 years until December 2001.

         The Company owns or leases approximately 152 specially equipped trailers and 74 trucks and tractors used for the transportation of containerized waste. A summary description of the Company's operating properties is set forth below:

   Location                Type of Facility                    Capacity                            Owned/Lease
   --------                ----------------                    --------                            -----------

Shreveport, LA          Corporate Office                                                              Leased
San Marcos, TX          Sales Office & Transport                                                      Leased

Tulsa, OK               Transportation & Transfer                                                     Leased
Carthage, TX            Sales & Transportation                                                        Leased
Grand Prairie, TX       Sales & Transportation                                                        Leased
Metaire, LA             Sales & Transportation                                                        Leased
Fresno, TX              Transfer, & Transportation                                                    Owned
                        Station, & Sales Office

Birmingham, AL          Transportation & Sales                                                        Leased
Jackson, MS             Sales, Transfer Station,                                                    Owned Land
                        Transportation

Springhill, LA          Transportation & Sales                                                        Owned
Bismark, AR             Transfer Station, & Sales                                                     Leased
Carthage, TX            Incinerator                           30 tons/day                            Operated
Springhill, LA          Incinerator                           36 tons/day                             Owned
Birmingham, AL          Incinerator                           12 tons/day                       Incinerator Owned,
Birmingham, AL          Microwave Unit                        10.8 tons/day                    Treatment Unit Owned

ITEM 3.  LEGAL PROCEEDINGS

         In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes it has adequately reserved for all potential losses related to these matters. However, the outcome of this minority shareholder litigation cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations and cash flows. The Company has reached an agreement in principle with some, but not all, with the plantiffs for the settlement of this action. The execution of the appropriate documentation to evidence this settlement has been completed and both parties are awaiting court approval. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company accrued an amount in the fiscal years ended 1996 and 1995 financial statements which closely approximates the actual settlement agreement.

         In June 1995, the former stockholders of Med-Waste filed suit in James
         H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case was transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division and in November 1996 was subsequently transferred to the United States District Court for the Western District of Louisiana. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of Common Stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of Common Stock held by the plaintiffs become freely tradable and the market price of the Common Stock averages at least $2.50 over a period of 42 consecutive days. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the Common Stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations, and the related security interests, of the Company to the plaintiffs. This matter has been settled and was dismissed in its entirety on July 31, 1997, by order of the court. During the fiscal years ended September 30, 1996 and 1997, the Company has made payments totaling appoximately $193,000 and $248,000, respectively, to the plaintiffs, related to this agreement.

         In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have been settled by the Company's insurance carrier and the related expenditure to the Company are reflected in the current year financial statements. The resolution to these lawsuits did not a material effect on the Company's financial condition, results of operations and cash flows.

         On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement which, if otherwise enforecable, would require the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578.

         In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks, declaratory judgment declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages for least $1,000,000. The District Court has stayed this action as well, pending arbitration. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the Purchase Agreement, they collected approximately $463,000, through October 14, 1997. On or about October 14, 1997 the parties settled the lawsuits with the Bank of Raleigh and Smith County Bank. In the settlement, the Company agreed to repurchase the remaining 565,500 shares of common stock with payments ranging from $100,000 to 63,500. The outcome of this lawsuit will not have a material adverse effect on the Company's financial position, result of operations and net cash flows.

         The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

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

 QUARTER ENDED             HIGH              LOW

 FISCAL 1996:
 ------------

  First Quarter          1 1/8                7/16
  Second Quarter         2                 1 13/32
  Third Quarter          2                 1 39/64
  Fourth Quarter         1 39/64           1  7/16

 FISCAL 1997:
 ------------

  First Quarter          1 5/16              13/16
  Second Quarter          15/16               1/2
  Third Quarter          1                    3/8
  Fourth Quarter            5/8               9/16

         As of December 31, 1997 the approximate number of holders of record of the Company's Common Stock, as reported by the Company's transfer agent, was 425, and the closing sale price of the Common Stock on January 6, 1998 was $1.25.

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

                                                                                                             Nine Month
                                            Year Ended      Year Ended      Year Ended      Year Ended      Period Ended
                                           September 30,   September 30,   September 30,   September 30,   September 30,
                                              1997             1996            1995            1994 (1)       1993 (2)
                                           -------------   -------------   -------------   -------------   -------------

 Selected Statement of  Operations Data:
     Revenues ..........................   $ 18,789,749    $ 17,748,300    $ 16,522,025    $ 12,422,717    $  6,069,217
 Costs and expenses:
  Cost of sales ........................     14,285,834      13,815,480      11,756,968       9,273,011       5,009,581

Write off of intangibles ...............             --      11,385,328              --              --              --

Write off of assets ....................             --       1,183,446              --              --              --
 Selling, general and administrative ...      3,080,398       4,343,246       6,996,575       2,452,840         750,149
 Depreciation and amortization .........      1,352,015       2,224,161       1,976,212       1,236,592         639,996
                                           ------------    ------------    ------------    ------------    ------------
 Total operating expenses ..............     18,718,247      32,951,543      20,729,755      12,962,443       6,399,726
                                           ------------    ------------    ------------    ------------    ------------
 Gain (Loss) from operations ...........         71,502     (15,203,243)     (4,207,730)       (539,726)       (330,509)
 Other Expense, net ....................     (1,159,690)     (1,053,424)       (655,080)       (423,890)       (484,883)

 Accretion of put option ...............             --         (26,052)       (217,075)             --              --
                                           ------------    ------------    ------------    ------------    ------------
 Net Loss ..............................     (1,088,188)   $(16,282,837)   $ (5,079,885)   $   (963,616)   $   (815,392)
                                           ============    ============    ============    ============    ============
 Loss per common share .................   $      (0.12)   $      (1.84)   $      (0.60)   $      (0.17)   $      (0.41)
                                           ============    ============    ============    ============    ============

 Weighted Common Shares Outstanding ....      9,064,071       8,872,348       8,530,611       5,636,030       1,973,680
 Selected Balance Sheet Data:
  Working Capital (deficit) ............     (6,130,010)   $(10,774,499)   $ (2,546,818)   $   (191,840)   $ (3,222,134)
   Property, Plant and Equipment, net ..      8,449,748       8,462,619       9,388,722       7,641,402       6,380,926
   Total Assets ........................     13,163,260      13,374,817      25,518,596      21,567,824      12,108,410
   Long-term Debt, net of current
    maturities .........................        986,467         742,400       5,575,622       1,403,316       5,450,069
   Shareholders' Equity ................      1,969,778      (4,014,035)     11,821,339      15,892,569       1,427,962

   Cash dividends per share ............             --              --              --              --              --

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

         The Company has consistently incurred losses for the past several fiscal years, and losses continued in fiscal 1997. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1997. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, including deferred interest with cash advances not to exceed $7.4 million, of which $4.8 million including deferred interest and $4.9 million including deferred interest has been drawn as of September 30, and December 31, 1997. The note agreement with the majority shareholder signed December 20, 1996 contains various covenants which the Company has been unable to meet and waivers were obtained during fiscal year ended September 30, 1996. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received an extension to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. WSI's shareholders have indicated that they are not willing to continue this funding. Furthermore, the Company has attempted and has been unsuccessful in obtaining third party financing. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

         Pursuant to a Put Option Agreement with River Bay, as amended (the "Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with the acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The River Bay Corporation exercised there put option on or about February 14, 1997, for the Company to repurchase the 565,500 shares of Common Stock. On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including the Put Option Agreement which, if otherwise enforceable, would have required the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI common stock. In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. On or about May 10, 1997 the Company filed a Petition of

         Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeked an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. In April 1997, the Bank of Raleigh and Smith County Bank gave notice to certain customers in the River Bay division that the Company was in default of the put option obligation and that their payments should be directly made to the Bank of Raleigh and Smith County Bank. From these efforts the Bank of Raleigh and Smith County Bank collected $463,000 of the the Company's accounts receivables that were pledged in the initial purchase agreement On or about October 14, 1997, the parties settled the lawsuits with the Bank of Raleigh and Smith County Bank . In the settlement, the Company agreed to repurchase the remaining 565,500 shares of common stock related to the Put Option agreement with payments ranging from $100,000 to $63,500.

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

         The Company has been defending shareholder litigation in Houston, Texas, and Little Rock, Arkansas (now transferred to Shreveport, Louisiana). Although the Company does not believe these claims have merit, the aggregate costs of defending these suits have had, and appear reasonably likely to continue to have, a material adverse effect on the Company's financial condition. At fiscal year ended September 30, 1996, the Company took an accrual for $1,000,000 to defend these suits. The Company believes that the accrual is sufficient to cover the costs of the litigation.

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

         The acquisition of Med-Waste has been the subject of litigation between the Company and the former stockholders of Med-Waste. This matter has been settled by the parties and was dismissed in its entirety on July 31, 1997, by order of the court. See Item 3 - Legal Proceedings.

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

         Pursuant to the Put Option, the Company was obligated to repurchase the remaining 565,500 shares of Common Stock issued in connection with the acquisition, at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. River Bay Corporation exercised there put option on or about February 14, 1997, for the Company to repurchase the 565,500 shares of Common Stock. On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including the Put Option Agreement which, if otherwise enforceable, would have required the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI common stock. In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. On or about May 10, 1997 the Company filed a Petition of Arbitration in Suit No.

         422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeked an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. In April 1997, the Bank of Raleigh and Smith County Bank gave notice to certain customers in the River Bay division that the Company was in default of the put option obligation and that their payments should be directly made to the Bank of Raleigh and Smith County Bank. From these efforts the Bank of Raleigh and Smith County Bank collected $463,000 of the the Company's accounts receivables that were pledged in the initial purchase agreement On or about October 14, 1997, the parties settled the lawsuits with the Bank of Raleigh and Smith County Bank . In the settlement, the Company agreed to repurchase the remaining 565,500 shares of common stock related to the Put Option agreement with payments ranging from $100,000 to $63,500.

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

         In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding principal balance, if not paid. As of September 30, 1997, 1996, and 1995, the Company has borrowed $4,844,217, $8,843,000 and $4,100,000 respectively under the note. See note 5 to Notes to Consolidated Financial Statements. As a significant amount of the advances from WSI have historically been non interest bearing, some of which was ultimately converted to equity, interest expense in 1997 and 1996 has increased significantly as a result of the advances made pursuant to the interest bearing note.

         During the fiscal year of 1997, the Company received cash advances in excess of the Promissory Note dated September 30, 1995. Due to the additional cash advances that were made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996, of which the Company has requested from and received an extension of this repayment to restructure the terms of the Revolving Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. informed the Company that has been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with the conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since
         the year ended September 30, 1997, the Company has not requested nor received any cash advances from WSI. As the Company, has not been able to repay its' indebtedness to WSI as per the original Promissory Note dated September 30, 1995, it has requested and received extensions and waivers on a month-to-month basis from WSI, so that the Company and WSI could restructure the Promissory Note. WSI is under no obligation to provide additional advances and could demand payment on the debt at any time. During the fiscal year of 1997, the Company has begun to have discussion with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

         The nature and level of competition in the medical waste industry has remained high for several years. This condition has produced aggressive price competition and results in pressures on profit margins. The Company competes against companies which have access to greater capital resources. In order to compete in this industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current majority shareholder and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

         During fiscal 1997, the Company repaid approximately $1,012,800 of its notes payable and approximately $1,444,000 of its long-term debt that became due during the year with the funds advanced from WSI, including payments totaling approximately $376,000 to River Bay Corporation on debt incurred related to the 1994 acquisition of net assets. The Company also reduced the Put Option from the collections which were received by the Bank of Raliegh and Smith County Banks by approximately $463,000, prior to the settlement agreement of the River Bay lawsuit.

         OPERATING ACTIVITIES

         The Company has continued to experience a cash loss from operations during fiscal 1997. The Company anticipates an improvement of its working cash from operations for fiscal 1998 and will be dependent upon WSI to fund its continued operations. However, no assurance can be given that WSI will continue to advance funds to the Company. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

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

         An analysis was conducted of the Company's operating assets and systems of American 3CI. In conjunction with the analysis, the Company reconsidered the use of certain operating assets as well as a result of recent experiences and current market conditions. As a a result of the analysis the Company wrote off certain operating equipment which would not benefit future operations, expensed certain leasehold improvements costs for certain closed facilities, and expensed $420,000 of computer software and hardware which will not be utilitzed in future operations.

         Depreciation and amortization expense increased by approximately $250,000 from fiscal 1995 to 1996 primarily as a result of the completion of certain incineration facilities in Birmingham, Alabama, which were placed in service. Depreciation and amortization increased by approximately $740,000 from fiscal 1994 to 1995 primarily as a result of substantially a full year's depreciation on property, plant and equipment from the acquisitions of River Bay and Med-Waste assets and increased amortization of intangibles, including goodwill, due to the acquisitions. Similarly, the increase from fiscal 1993 to 1994 of approximately $600,000 results from additional depreciation and amortization relating to the 3CI merger.

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

         INVESTING ACTIVITIES

         During fiscal 1997, the Company invested approximately $1,417,000 for transportation, machinery and equipment at it's incinerators and transportation locations, computer equipment and software.

         During fiscal 1996, the Company completed the construction of incineration facilities in Birmingham, Alabama. Expenditures related to the project during fiscal 1996 totaled $791,851 in additions to the $260,000 incurred during fiscal 1995 and the $550,000 incurred prior to the acquisition of River Bay. During fiscal 1996, the Company invested an additional $1,180,000 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.

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

                         SELECTED RESULTS OF OPERATIONS

                                           YEAR ENDED               YEAR ENDED           YEAR ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,        SEPTEMBER 30,
                                             1997                      1996                 1995
                                          -------------            -------------        -------------

REVENUES                                  $18,789,749              $17,748,300         $ 16,522,025
Percentage increase
   from prior period                              5.9%                     7.4%                33.0%
POUNDS OF MEDICAL WASTE
  INCINERATED                              47,004,370               48,174,155           41,204,766
Percentage increase over prior period            (2.4%)                   16.9%                22.1%

         YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

         REVENUES increased to $1,041,449, or 5.9%, to $18,789,749 during the fiscal year ended September 30, 1997, from $17,748,300 for the fiscal year ended September 30, 1996. This increase is primarily attributabled to the Company focusing on higher margin generators. The Company has been able to achieve the increase notwithstanding continued downward pressure on pricing from the high level of competition in the industry.

         COST OF SERVICES increased $470,354, or 3.4%, to $14,285,834 during the year year ended September 30, 1997, compared to $13,815,480 for fiscal 1996. The principal reasons for the increase were due to increased workers compensation insurance, higher fuel and labor cost. Cost of revenues as a percentage of revenues decreased to 76.0% during 1997 from 77.8% during 1996.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses decreased to $3,080,398 during the year ended September 30, 1997 from $4,343,246 during the year ended September 30, 1996. The decrease results was primarily attributabled to the reduction of legal fees that the Company had accrued during the fiscal year ended 1996 related to its minority shareholders lawsuit. Selling, general and administrative as a percentage of revenue decreased to 16.4% in fiscal 1997 from 24.5% in fiscal 1996.

         DEPRECIATION AND AMORTIZATION expense decreased to $1,352,015 for fiscal 1997 from $2,224,161 for fiscal 1996, due principally the the impairment loss for the intangible assets in fiscal 1996.

         INTEREST EXPENSE increased to $902,229 in fiscal 1997 from $839,089 in fiscal 1996 due primarily to attributed to the increase in the note payable from advances by the majority shareholders.

         The Company grants credit to local and national customers on a net 30 day basis. These accounts are then monitored as to their payment pattern and if a consistent pattern develops of slow payment or no payment, the Company then suspends service. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses. The Company provided for bad debt reserves in the fiscal years ending September 30, 1995, 1996 and 1997 of $838,000, $380,000 and $212,867, respectively. The reserve taken in fiscal year ended 1995
         were substanially high due to several factors, including high employee turnover, relocation of the company headquarters and difficulties in integrating the Company's management information systems.

         YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

         REVENUES increased $1,226,000 or 7%, to $17,748,000, during the year ended September 30, 1996 from $16,522,000 for the year ended September 30, 1995, as the Company continued its strategy of focusing on higher-margin professional account generators. This strategy has resulted in an increase of $1,400,000 or 8% increase of revenue from professional accounts, while during the same time the Company's revenue from third party generators decreased approximately $174,000, or 1% decrease in revenue from third party generators."

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

         Due to 3CI current operating and cash flow losses, combined with the Company's history of operating and cash flow losses and the current forecast of continued losses of both operating and cash flow for the fiscal year ended September 30, 1997, it was necessary that the Company perform tests for the potential impairment to long-lived assets as outline in SFAS 121.

         Recognition and Impairment. Because of the above circumstances, the Company estimated its future cash flows to be generated by its assets less the future cash outflows expected to be necessary to obtain those cash inflows. In the preparing the analysis, the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the Company's intangible assets, and the Company recognized an impairment loss in accordance with SFAS 121 of its intangible assets of $11,385,328.

         In estimating the expected future cash flows for determining whether the assets were impaired and if expected future cash flows sre used in measuring assets that are impaired, the assets grouped at the lowest level for which there are identifiable cash flows (as noted above the Company broke down the assets into divisions). The estimates used for expected future cash flows were based on the Company forecast for the fiscal year ended September 30, 1997. Also, in the fourth quarter of fiscal 1996, the Company's majority shareholder indicated that they were no longer willing to commit to fund the Company on a long-term basis. This event along with the fiscal 1997 budget of continued losses indicated that an impairment should be recognized.

         The impaired assets are incineration rights, goodwill and customer lists as recorded on 3CI and River Bay division accounting records at September 30, 1996. This write-down is a result of the Company suffering historical operating and cash flow losses with continued forecast operating and cash flow losses for the current fiscal year.

         WRITE OFF OF FIXED ASSETS in fiscal 1996 totaled $1,183,446. A complete analysis was conducted of the Company's operating assets and systems of American 3CI. In conjunction with the analysis, the Company reconsidered the use of certain operating assets as well as a result of recent experiences and current market conditions. Set forth below is a summary of the write-offs relating to fixed assets during fiscal 1996:

              BUILDINGS $12,700
                During 1996, it was necessary to replace the refractory in one of the Company's incinerators due to the normal wear and tear. There was a net book value of $12,700 of the previously capitalized refractory that is being written off.

              LEASEHOLD IMPROVEMENTS $80,000
                During 1996, the Company updated and refurbished several of it's transportation and incinerator locations. Management believed the updating and refurbishment was necessary to make the locations more functional and efficiently operational. Also the Company made an operational decision to close it's Austin, Texas, transportation location. This closure was made in order to reduce operating costs and personnel costs. Previous leasehold improvement costs which were being amortized over the life of the lease (lease was terminated due to this decision to close the location) were written-off as they remained a part of the leased building.

              TRANSPORTATION EQUIPMENT $500,746
                In February 1994, at the time of the reverse merger of the Company, 3CI had a lease agreement which were accounted for as a Capitalized Lease and were being depreciated over the term of the lease agreement. During 1996, the Company made a decision to terminate the lease agreement early due to the high cost of maintenance of the leased transportation equipment. The Company had also, capitalized other costs associated with these leased assets which when the lease was terminated the company wrote off the remaining net book value. As the transportation equipment was returned it was necessary to write the remaining capitalized net book value off of $500,746.

                REUSABLE CONTAINERS $12,000
                In 1996, the Company made an operational decision to move a portion of their customer base from disposable cardboard boxes to reusable plastic containers. A significant investment was then made in reusable plastic containers and based upon it's prior operating experience with the reusable containers, the Company estimated that a three (3) year life was more reflective of the reusable containers than a five (5) year life. In previous periods the Company had estimated that the life of reusable containers was 5 years. Due to this change in estimate the Company wrote off previously capitalized reusable containers with a net book value of $12,000.

                MACHINERY & EQUIPMENT $88,000
                During fiscal 1996, it was necessary to change out the bags inside the scrubber at incinerator as these bags became excessively worn and the integrity of the bags were beginning to deteriorate. These bags had a remaining net book value of $22,200 that were written-off as they were no longer able to remain in service. Also, there is a write-off of a previously capitalized major improvement that was done to the upper chamber of incinerator. During 1996, there was a major improvement completed in the upper chamber and the previously capitalized improvement was written-off at its net book value of $28,405. In the River Bay division, machinery and equipment with a net book value of $37, 395 written-off.

                COMPUTER & SOFTWARE $490,000
                During 1994 and 1995, the Company, began capitalizing cost associated with a proven technology of a bar coding systems and an accounting system that would streamline the paperwork from the transportation locations to the incinerators to ultimately the accounting department (production/billing/accounting system). This was put into service in fiscal 1995 and was being amortized. During fiscal 1996, due to continued problems in the ongoing training of employees on the use of the software and the prohibitive expense of replacing hardware due to harsh conditions management determined the bar coding system was no longer cost effective and abandoned the project and appropriately wrote-off the unamortized costs. The write-off of these capitalized costs totaled $472,000. The Company also wrote off previously capitalized accounting software with a remaining net book value of $18,000 that was acquired in a previous acquisition (River Bay asset acquisition) as this software was abandoned when the River Bay division was integrated in the fourth quarter of 1996 into the 3CI accounting system.

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

         The Company grants credit to local and national customers on a net 30 day basis. these accounts are then monitored as to their payment pattern and if a consistent pattern develops of slow payment or no payment, the Company then suspends service. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses. The Company provided for bad debt reserves in the fiscal years ending September 30, 1994, 1995 and 1995 of $461,000, $838,000 and $380,000, respectively. The reserves taken in fiscal years ended 1994 an 1995 were substanially high due to several factors, including high employee turnover and difficulties in integrating the Company's systems.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of January 6, 1998, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.

NAME                                AGE      POSITION                           SERVED IN SUCH POSITION SINCE
----                                ---      --------                           -----------------------------

Dr. Werner Kook                     44       Chairman of the Board                         1995

Charles D. Crochet                  39       President and Director                        1994

Curtis W. Crane                     38       Chief Financial Officer, Secretary            1995
                                             and Treasurer

Dr. Clemens Pues                    33       Vice President and Director                   1995

Juergen Thomas                      51       Director                                      1994

         There are no arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Dr. Pues is a senior officer of WSI, which beneficially owns 52.5% of the outstanding shares of the Company, and Mr. Thomas, Dr. Kook and Dr. Pues are employed by certain waste management companies controlled by the Rethmann families and Edelhoff families, respectively, collectively who own 100% of Waste Systems, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer or persons acting in a similar capacity, and the remaining most highly compensated executive officers of the Company whose total annual salary and bonus for the fiscal years ended September 30, 1995, September 30, 1996 and September 30, 1997 was at least $100,000.

                                                                                    Long-term Compensation
                                                     Annual Compensation                      Awards
                                    Fiscal        -----------------------          Other Annual       Stock           All Other
Name and Principal Position          Year         Salary            Bonus         Compensation      Options(#)     Compensation($)
---------------------------         ------        ------            -----         ----------------------------     ---------------

Patrick Grafton(1)                   1995       $115,000(2)          --                --                --              --
Chief Executive Officer                                              --                --                --              --

Charles D. Crochet                   1995       $115,000             --                --            90,000              --
President                            1996       $130,000             --                --            90,000              --
                                     1997       $145,000             --                --                                --

(1) Mr. Grafton was removed without cause as Chief Executive Officer and Secretary of the Company in March 1995.

(2) Information provided as to Mr. Grafton's compensation is reported on an annualized basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of the Company performs, among other functions, the functions normally performed by a compensation committee. During the fiscal year 1997, the following persons served on the Board of Directors and participated in the deliberations concerning executive officer compensation: Dr. Werner Kook, Charles D. Crochet, Dr. Clemens Pues, and Juergen Thomas. Charles D. Crochet also served as the President of the Company during 1997. Dr. Clemens Pues is currently the President of Waste Systems, Inc. which beneficially owns 52.5% of the Common Stock of the Company. Erik v. Forell and Georg Rethmann formerly served as directors of WSI during fiscal year 1995. Erik v. Forell served as President and Secretary of WSI during the third and fourth quarters of fiscal year 1995. Georg Rethmann served as the President of WSI during the first and second quarters of fiscal year 1995. Dr. Clemens Pues is currently the President of WSI.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         In accordance with the executive compensation rules established by the SEC, the following report regarding executive compensation is provided by the Board of Directors.

         During fiscal 1997, the Company had no formal compensation policies with respect to executive officers. Because there are no formal compensation policies in place, the compensation of newly- hired executive officers was determined based generally on the qualifications and prior experience of the executive officers. The following paragraphs set forth the basis of the compensation paid in fiscal 1996 and fiscal 1995 to Patrick Grafton and Charles Crochet.

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

         In February 1994, the Board of Directors elected Charles Crochet as President of the Company. At that time, the Board of Directors established Mr. Crochet's salary at $6,250 per month for February and March of 1994, $7,500 per month for April through September 1994, and $9,583 per month for October 1994 through September 1995, as part of an employment agreement commencing February 1994 and ending September 1995. This employment agreement was renewed on August 31, 1995, increasing Mr. Crochet's salary to $10,833 per month commencing October 1, 1995 through September 1996, $12,083 per month commencing October 1, 1996 through September 30, 1997, and $13,333 per month commencing October 1, 1996 through May 31, 1998. In February 1994, Mr. Crochet also received an option to purchase 90,000 shares of the Company's Common Stock at $3.00 per share which vested over a three year period at 1/36 per month on a cumulative basis. According to the terms of the renewal of Mr. Crochet's employment agreement, the remaining unvested options under the former employment agreement were terminated and Mr. Crochet was granted an option to purchase 90,000 shares of the Company's Common Stock at $2.00 per share, which also vests over a three year period at 1/36 per month on a cumulative bases. The Board of Directors set Mr. Crochet's compensation package based on the key role he was to hold within the Company and in view of competitive compensation packages offered to his peer group in the industry. The stock option was granted to provide a long-term incentive to Mr. Crochet.

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

         Mr. Charles D. Crochet serves as President of the Company pursuant to an employment agreement commencing February 1994 and ending September 1995. Mr. Crochet was entitled to a salary of $6,250 per month in February and March 1994, and then $7,500 per month from April through September 1994, increasing to $9,583 per month commencing October 1994 through September 1995. This employment agreement was renegotiated and modified on August 31, 1995, increasing Mr. Crochet's salary to $10,833 per month commencing October 1, 1995 and thereafter increased to $13,333 on October 1, 1997, and continues through May 1998. Pursuant to this agreement in the event the Company discharges Mr. Crochet without cause, Mr. Crochet is entitled to receive all monthly installments of salary for the remaining term of the agreement. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus based on Fiscal Year Pre-Tax Profits as a percentage of Revenues. The amount of such annual bonus is based on a percentage between 6% and 10% of an amount determined by the Board of Directors from an approved bonus plan, such actual percentage depending upon the Company's Pre-Tax Profits as a percentage of Revenue.

         Other than as set forth above, there are no compensatory plans or arrangement with respect to any individual named in the Summary Compensation Table above or otherwise which would result from the resignation, retirement or other termination of such individual's employment with the Company or a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's' knowledge, as of January 7, 1998, regarding the beneficial ownership (as defined by Rule 13d-3 of the Securities Exchange Act of 1934) of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all directors and executive officers of the Company as a group. Unless otherwise noted, each person has sole voting power and sole investment power with respect to shares owned.

NAME AND ADDRESS OF                                            AMOUNT AND NATURE OF
BENEFICIAL OWNER                                               BENEFICIAL OWNERSHIP                    PERCENT OF CLASS
-------------------                                            --------------------                    ----------------

Waste Systems, Inc.(1)                                               5,104,448                               52.5%
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

River Bay Corporation(2)                                              565,500                                 5.8%
P.O. Box 13313
Jackson, Mississippi   39236

American Medical Technologies, Inc.                                   780,818                                 8.0%
5847 San Felipe, Suite 900
Houston, Texas 77057

Jim  Shepherd (3)                                                     477,889                                 4.9%
Route 3, Box 264
Bismarck, AR 71929

Patrick Grafton(4)                                                    235,916                                 2.4%
120 Tradd Street
Charleston, South Carolina 29401

Charles D. Crochet(5)                                                 148,209                                 1.5%
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Dr. Werner Kook                                                         -0-                                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Dr. Clemens Pues                                                        -0-                                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Juergen Thomas                                                          -0-                                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

Curtis W. Crane                                                         -0-                                   -0-
910 Pierremont, Suite 312
Shreveport, Louisiana 71106

All directors and executive officers as a                             148,209                                 1.5%
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

(2) A Schedule 13D dated October 20, 1994, reflects that River Bay Corporation, a Mississippi corporation, is the beneficial owner of 865,500 shares and has sole voting and dispositive power with respect to such shares. The Company has repurchased 300,000 shares pursuant to a put option.

(3)      See "Recent Acquisitions" and "Item 3. Legal Proceedings".

(4) Mr. Grafton was terminated without cause on March 31, 1995. The information sets forth, to the best of the Company's' knowledge, Mr. Grafton's beneficial ownership based on filings with the SEC.

(5) Includes 6,500 shares held in the name of Mr. Crochet's son, Chase Crochet. Also included are 102,500 shares which Mr. Crochet has the right to acquire pursuant to the Option Plan.

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

         Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received an extension from WSI to discuss the possibility of restructuring the terms of the Revolving Promissory Note.

         In April 1995, WSI purchased an additional 416,667 shares of Common Stock in consideration for the conversion by WSI of a $1,000,000 non-interest-bearing cash advance made by WSI to the Company in November 1994 ($2.40 per share).

         In February, March, April, May and July 1995, WSI made additional cash advances of $4,100,000 to the Company.

         In February 1995, the Company expensed approximately $310,000 for certain services provided to the Company by WSI, and for reimbursement of expenses incurred on behalf of the Company.

         Through 1996 and 1997, the Company shared certain facilities, personnel and administrative services with WSI. The related costs allocated to the Company were based on management's estimates of time expended by personnel on, or benefit received by, periods.

         The Company had loans from WSI, its majority shareholder, outstanding during 1995, 1996 and 1997. Related interest expense in the amount of $698,248, $585,468, and $157,500 was recorded for the years ended September 30, 1997, September 30, 1996, and September 30, 1995, respectively.

         The Company currently does business with an equipment company owned by the father of Charles Crochet, the President of the Company. No payments were made during the year ended September 30, 1995 and 1996.
         997. There was an outstanding invoices totaling $20,000 and $7,000 due to Crochet Equipment Company at September 30, 1995, 1996 and 1997.

         During 1996, the Company has made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms company during fiscal year ended September 30, 1996 and 1997, totaled $22,000 and $62,000, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         1. Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 1997, the year ended September 30, 1996 and the year ended September 30, 1995, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2. Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 1997, the year ended September 30, 1996, and the year ended September 30, 1997, required by Item 8 of Part II of Form 10-K, is annexed to this report as a separate section.

(b)      REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997:

            None.


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


                              3CI COMPLETE COMPLIANCE CORPORATION
                              (Company)


January 14, 1998              /s/Charles D. Crochet
                              ----------------------------
                              Charles D. Crochet
                              President (Principal Executive Officer)


January 14, 1998              /s/Curtis W. Crane
                              ----------------------------
                              Curtis W. Crane
                              Chief Financial Officer, Secretary and Treasurer
                              (Principal Financial Officer and
                              Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                  DATE
---------                         -----                                  ----

/s/Charles D. Crochet             President and Director                 January 14, 1998
---------------------
Charles D. Crochet

/s/Dr. Clemens Pues               Vice President and Director            January 14, 1998
-------------------
Dr. Clemens Pues

/s/Dr. Werner Kook                Chairman and Director                  January 14, 1998
------------------
Dr. Werner Kook

/s/Curtis W. Crane                Chief Financial Officer,               January 14, 1998
------------------                Secretary and Treasurer
Curtis W. Crane


/s/Juergen Thomas                 Director                               January 14, 1998
-----------------
Juergen Thomas

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

3.1.          Copy of 3CI's Certificate of Incorporation as amended
              (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33- 45632) effective April 14, 1992).

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

4.10. Copy of Revolving Promissory Note dated September 1, 1995 in the principal amount of $6,000,000 between 3CI and WSI, its majority shareholder (incorporated by reference to Exhibit 4.2 of 3CI's quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1995).

4.11. Copy of Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority shareholder (incorporated by reference to 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

4.12. Copy of Revolving Promissory Note dated December 20, 1996 in the principal amount of $2,700,000 between 3CI and WSI, its majority shareholder (incorporated by reference to 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

4.13.         Copy of extension of Revolving Promissory Note dated December 30,
              1996 in the principal amount of $8,000,000 between 3CI and WSI, its majority shareholder (incorporated by reference to 3CI's
              Annual Report on Form 10-K for the fiscal year ended September
              30, 1996).

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

10.21         Employment Agreement dated August 31, 1995, between 3CI and
              Charles D. Crochet (incorporated by reference to 3CI's Annual
              Report on Form 10-K for the fiscal year ended September 30, 1995).

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

27            Financial Data Schedule*

* Filed herewith

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
----------------------------------------------------------------------------------------------------------

 Consolidated Financial Statements of 3CI Complete Compliance Corporation

      Report of Independent Public Accountants Heard, McElroy, & Vestal, LLP                           49

      Report of Independent Public Accountants Arthur Andersen LLP                                     50

      Consolidated Balance Sheets -- September 30, 1997 and  1996                                      52

        Consolidated Statements of Operations for the years ended September 30, 1997,
            1996 and  1995.                                                                            53

      Consolidated Statements of Shareholders' Equity (Deficit) for the years
            ended September 30, 1997, 1996 and 1995                                                    54

      Consolidated Statements of Cash Flows for the years ended September 30, 1997,
            1996 and  1995                                                                             55

      Notes to Consolidated Financial Statements                                                       57

Financial Statement Schedule

     The following schedule is filed as part of this Annual Report on Form 10-K.

     Schedule II      Valuation and Qualifying Accounts                  73

     All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended September 30, 1997 and 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 1997 and 1996, and the results of its consolidated operations and cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company (i) has suffered recurring losses from operations, (ii) has a negative working capital, (iii) has suffered recurring negative cash flow from operating activities and (iv) is involved in legal proceedings, all of which collectively raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                HEARD, McELROY & VESTAL, LLP


Shreveport, Louisiana
January 13, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To 3CI Complete Compliance Corporation:

We have audited the accompanying consolidated statement of operations and cash flows of 3CI Complete Compliance Corporation for the year ended September 30, 1995. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended September 30, 1995 in conformity with generally accepted accounting principles.

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

As further discussed in Note 13, a group of minority shareholders filed suit against the Company alleging minority shareholder suppression, breach of fiduciary duty and breach of contract, among other allegations, and has demanded unspecified actual damages and punitive damages of $10 million. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition and results of operations. However, the outcome of this matter cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations. Accordingly, no provisions for any liability that may result upon adjudication have been made in the accompanying financial statements.


ARTHUR ANDERSEN LLP


Houston, Texas
January 10, 1996

As further discussed in Note 13, a group of minority shareholders filed suit against the Company alleging minority shareholder suppression, breach of fiduciary duty and breach of contract, among other allegations, and has demanded unspecified actual damages and punitive damages of $10 million. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition and results of operations. However, the outcome of this matter cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations. Accordingly, no provisions for any liability that may result upon adjudication have been made in the accompanying financial statements.


                                    ARTHUR ANDERSEN LLP


Houston, Texas
January 10, 1996

                 3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED BALANCE SHEETS




                                                                             September 30,     September 30,
                                                                                 1997              1996
                                ASSETS
Current Assets:
   Cash and cash equivalents                                                 $       --        $       --
   Restricted cash                                                                   --             130,000
   Accounts receivable, net allowances of $875,144 and $990,994
     at September 30, 1997 and 1996, respectively                               3,559,091         3,753,421
   Inventory                                                                       71,886            59,045
   Other current assets                                                           440,373           232,989
                                                                             ------------      ------------
       Total current assets                                                     4,071,350         4,175,455
                                                                             ------------      ------------

Property, plant and equipment, at cost                                         10,927,159        11,396,144
      Accumulated depreciation                                                 (2,477,411)       (2,933,525)
                                                                             ------------      ------------
         Net property, plant and equipment                                      8,449,748         8,462,619
                                                                             ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization
     of $74,988 and $49,988 at September 30, 1997 and 1996 respectively           362,243           387,243
Other intangible assets, net of accumulated amortization of $149,104 and
      $74,552 at September 30, 1997 and 1996, respectively                        274,264           349,502
                                                                             ------------      ------------
       Total assets                                                          $ 13,157,605      $ 13,374,819
                                                                             ============      ============


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Bank Overdrafts                                                           $    156,880      $     34,382
   Notes payable                                                                  217,525           211,928
   Current portion of long-term debt, unaffiliated lenders                      1,373,617         1,314,290
   Accounts payable                                                             1,034,924         1,866,223
   Accounts payable, affiliated companies                                         391,156           319,156
   Accrued liabilities                                                          2,188,697         2,361,006
   Note payable majority shareholder                                            4,844,217         8,842,969
                                                                             ------------      ------------
        Total current liabilities                                              10,207,016        14,949,954
                                                                             ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                       986,467           742,400

                                                                             ------------      ------------
        Total liabilities                                                      11,193,483        15,692,354
                                                                             ------------      ------------

Accrued stock put option (565,500 Common Stock at 3.00 per share)                    --           1,696,500


Shareholders' Equity (deficit):
   Preferred stock, no par value, authorized 1,000,000 shares;
     issued and outstanding 1,000,000 shares and none at
    September 30, 1997 and 1996, respectively                                   7,000,000              --
   Common stock, $0.01 par value, authorized 15,000,000 shares;
     issued and outstanding 9,154,811 and 9,900,311 shares at
    September 30, 1997 and 1996, respectively                                      91,549            99,004
   Additional Paid-in capital                                                  20,182,543        20,108,743
   Accumulated deficit                                                        (25,309,970)      (24,221,782)
                                                                             ------------      ------------
        Total Shareholders' equity (deficit)                                    1,964,122        (4,014,035)
                                                                             ------------      ------------
        Total liabilities and shareholders' equity (deficit)                   13,157,605      $ 13,374,819
                                                                             ============      ============




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION



                                                           For the           For the           For the
                                                         Year Ended        Year Ended        Year Ended
                                                        September 30,     September 30,     September 30,
                                                            1997              1996              1995
                                                        ------------      ------------      ------------
Revenues                                                $ 18,789,749      $ 17,748,300      $ 16,522,025
Expenses:
     Cost of Services                                     14,285,834        13,815,480        11,756,968
     Depreciation and Amortization                         1,352,015         2,224,161         1,976,212
     Write off of intangibles (Note 12)                         --          11,385,328              --
     Write off of fixed assets (Note 3)                         --           1,183,446              --
     Selling, general and administrative                   3,080,398         4,343,246         6,996,575
                                                        ------------      ------------      ------------
     Net income (loss) from Operations                  $     71,502      $(15,203,361)     $ (4,207,730)

Other Income (expense):
Interest and other expense,                               (1,159,690)       (1,053,424)         (655,080)
                                                        ------------      ------------      ------------
Loss before income taxes and accretion of stock put       (1,088,188)      (16,256,785)       (4,862,810)
                                                        ------------      ------------      ------------

Income taxes                                                    --                --                --

Accretion of stock put                                                         (26,052)         (217,075)
                                                        ------------      ------------      ------------
Net loss                                                $ (1,088,188)     $(16,282,837)     $ (5,079,885)
                                                        ============      ============      ============

Weighted average shares outstanding                        9,064,071         8,872,348         8,530,611
                                                        ============      ============      ============

Net loss per common share                               $      (0.12)     $      (1.84)     $      (0.60)
                                                        ============      ============      ============




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
           CONSOLIDATED S TATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                        Additional                 Total
                                           Shares    Preferred     Shares     Common    Paid-In    Accumulated   shareholders'
                                           Issued      stock       Issued     stock     Capital     Deficit     Equity (Deficit)
                                           ---------  ----------  ---------   -------  ----------- ------------   -----------
Balance at September 30, 1994                    --          --   8,222,674    82,227   18,669,402   (2,859,060)   15,892,569

Conversion of WSI debt and accrued
   interest to equity                            --          --     416,667     4,167      995,833          --      1,000,000

Purchase of River Bay                            --          --     865,500     8,655          --           --          8,655

Net Loss                                         --          --                                      (5,079,885)   (5,079,885)
                                           ---------  ----------  ---------   -------  ----------- ------------   -----------
Balance at September 30, 1995                    --          --   9,504,841    95,049   19,665,235   (7,938,945)   11,821,339

Issuance of Med-Waste earnout shares                                145,470     1,455      196,008                    197,463

Issuance of Med-Waste settlement shares                             250,000     2,500      247,500                    250,000

Net loss                                                                                            (16,282,837)  (16,282,837)
                                           ---------  ----------  ---------   -------  ----------- ------------   -----------
Balance at September 30, 1996                    --          --   9,900,311    99,004   20,108,743  (24,221,782)   (4,014,035)

Conversion of WSI debt and accrued
   interest to equity                      1,000,000   7,000,000                                                    7,000,000

Issuance of Grafton lawsuit settlement
   shares                                                          120,000      1,200       73,800                     75,000

Remove put option shares from equity                              (865,500)    (8,655)                                 (8,655)

Net loss                                                                                             (1,088,188)   (1,088,188)
                                           ---------  ----------  ---------   -------  ----------- ------------   -----------
Balance at September 30, 1997              1,000,000  $7,000,000  9,154,811   $91,549  $20,182,543 $(25,309,970)  $ 1,964,122
                                           =========  ==========  =========   =======  =========== ============   ===========





 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                   Schedule II
===============================================================================

                                                      Additions
                                         Balance at   charged to   Charged to     Balance at
                                         beginning    costs and      other          end of
            Classification               of period     expenses     accounts        period
--------------------------------------------------------------------------------------------

For the year ended September 30, 1997:
    Allowance for doubtful accounts         990,994      212,867      (328,717)      875,144
                                         ----------   ----------    ----------    ----------
                                            990,994      212,867      (328,717)      875,144
                                         ==========   ==========    ==========    ==========

For the year ended September 30, 1996:
    Allowance for doubtful accounts       1,283,269      380,256      (672,531)      990,994
                                         ----------   ----------    ----------    ----------
                                          1,283,269      380,256      (672,531)      990,994
                                         ==========   ==========    ==========    ==========

For the year ended September 30, 1995:
    Allowance for doubtful accounts         573,567      838,209      (128,507)    1,283,269
                                         ----------   ----------    ----------    ----------
                                            573,567      838,209      (128,507)    1,283,269
                                         ==========   ==========    ==========    ==========

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the         For the         For the
                                                                                 Year Ended      Year Ended      Year Ended
                                                                                September 30,   September 30,   September 30,
                                                                                    1997            1996            1995
                                                                                ------------    ------------    ------------
Cash flow from operating activities:
   Net loss                                                                       (1,088,188)    (16,282,837)     (5,079,885)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      (Gain) loss on disposal of fixed and intangible assets                         (24,078)           --              --
      Depreciation and amortization                                                1,352,015       2,224,161       1,976,212
      Accretion of stock put                                                            --            26,052         217,075
      Discount on bank note                                                             --              --           (50,000)
      Write off of impaired intangible assets                                           --        11,385,328            --
      Write off of fixed assets                                                         --         1,183,446            --
      Change in assets and liabilities, net of effect of purchase of River Bay
            (Increase) decrease in restricted cash                                   130,000         (30,000)          5,364
            (Increase) decrease in accounts receivable, net                          194,330        (782,916)        785,155
            (Increase) decrease in inventory                                         (12,841)         31,339          (8,521)
            (Increase) decrease in prepaid expenses                                 (207,384)         (5,005)          9,000
            (Increase) decrease in other current assets                                  685         (45,098)          5,376
            Increase (decrease) in accounts payable                                 (831,299)        573,709      (1,330,009)
            Increase (decrease) in accounts payable, affiliated companies             72,000          12,110         304,230
            Increase (decrease) in accrued liabilities                              (172,309)       (197,628)        722,349
                                                                                ------------    ------------    ------------
                          Total adjustments to net loss                              501,119      14,375,498       2,636,231
                                                                                ------------    ------------    ------------
                          Net cash provided by (used in) operating activities       (587,069)     (1,907,339)     (2,443,654)
                                                                                ------------    ------------    ------------


Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                            248,873          61,986         212,995
      Purchase of property, plant and equipment                                   (1,416,758)     (1,679,675)     (1,246,893)
      Increase in intangible assets                                                     --              --           (90,000)
                                                                                ------------    ------------    ------------
                          Net cash used in investing activities                    (1,167,885)     (1,617,689)     (1,123,898)
                                                                                ------------    ------------    ------------


Cash flow from financing activities:
      Increase in bank overdrafts                                                    122,498          34,382            --
      Proceeds from issuance of notes payable                                      1,018,404         521,542         584,549
      Principal reduction of notes payable                                        (1,012,807)       (536,115)       (863,844)
      Reduction of capital lease obligations                                            --              --           (60,089)
      Reduction of put option                                                       (861,421)           --              --
      Proceeds from issuance of long-term debt, unaffiliated lenders                 931,006       1,221,411         363,320
      Reduction of long-term debt, unaffiliated lenders                           (1,443,975)     (2,637,717)     (1,658,470)
      Proceeds from issuance of note payable to majority shareholders              2,303,000       4,000,000       5,100,000
      Unpaid interest added to note payable to majority shareholders                 698,249         842,969
                                                                                ------------    ------------    ------------
                                                                                   1,754,954       3,446,472       3,465,466
                                                                                ------------    ------------    ------------

Net decrease in cash and cash equivalents                                               --           (78,556)       (102,086)
                                                                                ------------    ------------    ------------

Cash and cash equivalents, beginning of period                                          --            78,556         180,642
                                                                                ------------    ------------    ------------

Cash and cash equivalents, end of period                                        $       --      $       --      $     78,556
                                                                                ============    ============    ============




The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                               For the        For the        For the
                                                              Year Ended    Year Ended      Year Ended
                                                            September 30,  September 30,  September 30,
                                                                 1997          1996            1995
                                                            -----------    -----------    -----------
Supplemental disclosures:
          Cash paid for interest                            $   203,980    $   241,294    $   304,870
                                                            ===========    ===========    ===========

          Cash paid for taxes                               $      --      $      --      $      --
                                                            ===========    ===========    ===========

Investing and financing activities not affecting cash:
      Purchase of net assets (1)                            $      --      $      --      $ 3,691,345
                                                            -----------    -----------    -----------
      Increase in long-term debt and other liabilities (1)         --             --       (3,691,345)
                                                            -----------    -----------    -----------
                             Cash effect                    $      --      $      --      $      --
                                                            ===========    ===========    ===========


Increase in shareholders' equity                              7,000,000        443,508      1,000,000
Conversion of debt and accrued interest                      (7,000,000)      (443,508)    (1,000,000)
                                                            -----------    -----------    -----------
                             Cash effect                    $      --      $      --      $      --
                                                            ===========    ===========    ===========


Increase in shareholders' equity                            $    75,000    $     3,955    $     8,655
                                                            -----------    -----------    -----------
Fair value of common stock issued for acquisition (1)           (75,000)        (3,955)        (8,655)
                                                            -----------    -----------    -----------
                             Cash effect                    $      --      $      --      $      --
                                                            ===========    ===========    ===========


(1) In 1995, the Company purchased substantially all of the net assets of River Bay Corporation by issuing 865,500 shares of common Stock, and a note payable for $1,000,000. Seller has the option to require the company to repurchase the shares at $3.00 per share, a liability, and accrued stock put option, has been reflected in the company's balance for the amount the company would be required to pay.


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

As a result of the transactions described above, WSI became the majority shareholder of 3CI immediately following the acquisition of AMTC and A/MED. For accounting purposes, AMTC and A/MED were considered the acquiror in a reverse acquisition. The combined financial statements of AMTC and A/MED are the historical financial statements of the Company for periods prior to the date of the business acquisition. Historical combined shareholders' equity of AMTC and A/MED has been retroactively restated for the equivalent number of 3CI shares received for the assets and business operations of AMTC and A/MED, and the combined accumulated deficit of AMTC and A/MED has been carried forward.

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

For years ended prior to September 30, 1996 the consolidated financial statements included the Company and its wholly owned subsidiaries 3CI Acquisition Corp./AMTC and 3CI Acquisition Corp./A/MED. During the year ended September 30, 1996 the subsidiaries were merged into 3CI Complete Compliance Corporation. Accordingly, for the year ended September 30, 1997 and 1996, the financial statements include the accounts of 3CI and its operating divisions and do not include any subsidiary entities.

SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

The Company has consistently suffered losses for the past several fiscal years, and losses have continued in fiscal 1997. As of September 30, 1997, the Company has a working capital deficit of $6,130,010 and but a positive shareholders equity of $1,969,778. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1997. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, the Promissory Note dated September 30, 1995, including deferred interest with cash advances not to exceed $7.4 million, of which $4.8 million including deferred interest and $4.9 million including deferred interest has been drawn as of September 30, 1997, and December 31, 1997. During the fiscal year ended September 30, 1996, WSI made additional cash advances that have were in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received an extension to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. informed the Company that its been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with the conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since the year ended September 30, 1997, the Company has not requested nor received any cash advances from WSI. WSI is under no obligation to provide additional advances and could demand payment on the debt at any time. During the fiscal year of 1997, the Company has begun to have discussion with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and, has completed an analysis to determine the impact. Prior to the adoption of SFAS 121, in the course of preparing its financial statements, the Company routinely reviewed assets for impairment by reviewing expected future undiscounted net cash flows.

In February 1997, the FASB issued Statement No. 128, Earnings Per Share. This pronouncement will be effective for period ending after December 15, 1997. This statement requires that the basic earning per share be presented on the face of the income statement. Further, entities with complex capital structures must also present diluted earnings per shares on the face of the income statement. Basic earnings per share excludes dilution and is to be computed by dividing income available to common stockholders by the weighted average number of common shares of stock outstanding for the period. Diluted earnings per share will reflect the potential dilution that could occur if securities, options, or other contracts to issue common stock were converted into common stock that then shared in the earnings of the company. No potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exist, even if the company reports net income. At the present time the ultimate impact of the adoption of this standard is not known or reasonably estimable.

In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure. This pronouncement will be effective for period ending after December 15, 1997. This statement establishes standards for disclosing information for an entity's capital structure. Adoption of this standard should not have a significant impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. This pronouncement will be effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and it's components in a full set of general purpose financial statements. Because the Company does not presently have any "items of other comprehensive income", adoption of this standard should not have a significant impact on the Company's financial statements.


INCINERATION RIGHTS AND PERMITS

The incineration rights represent amounts capitalized pursuant to the reverse merger of 3CI for incineration contracts with the cities of Carthage and Center, Texas (the Cities) which own the incineration facilities. The amortization of the incineration rights commences at the start of the contract and is amortized on the straight-line method over nine years, which corresponds to the contract periods. Costs associated with the permits are being amortized over the life of the contracts. See Note 12 for write off of incineration rights and permits.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line method as follows:

           Excess of cost over net assets acquired                                 17.5 - 40 years
           Permits                                                                    5 -  7 years
           Customer lists                                                             5 - 10 years

Amortization expense charged to operations for the years ended September 30, 1997, September 30, 1996 and for the year ended September 30, 1995 was $99,552, $839,089 and $756,893, respectively.

Management evaluates the realization of the intangible assets recorded for each acquisition based on the prospects for the ongoing operations of each acquired company.

See Note 12 for write off of intangibles during the fiscal year 1996.

REVENUE RECOGNITION

The Company recognizes revenue from the treatment of medical waste in the period in which the wastes are treated.

NET LOSS PER SHARE

Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. For the years ended September 30, 1997, 1996 and 1995 the weighted average common shares outstanding was 9,064,071, 8,872,34, and 8,530,611, respectively. The 865,500 shares issued in connection with the acquisition of River Bay have been excluded from weighted average shares outstanding. The accretion of the Stock Put Option (Note 2) is reflected as a reduction of net income in determining net income to common shareholders.

SHAREHOLDERS' EQUITY (DEFICIT)

During the fiscal year 1995, the Company increased the number of common and preferred shares authorized to 15 million and 1 million, respectively.

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

At September 30, 1997, and September 30, 1996, the company had cash of none and $130,000, respectively, which was restricted pursuant to an irrevocable standby letter of credit related to Workers Compensation insurance.

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

MANAGEMENT ESTIMATES

Management has used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

2. BUSINESS ACQUISITIONS

RIVER BAY CORPORATION

In October 1994 the Company acquired substantially all of the assets and assumed certain liabilities of River Bay Corporation, a Mississippi Corporation ("River Bay"), in consideration for 865,500 shares of common stock and additional shares of common stock contingent upon the profits of the operations attributable to the assets purchased from River Bay through December 31, 1996. In addition, the Company issued to River Bay a promissory note in the original principal amount of $1,000,000 bearing an interest rate of 8.75%, which as amended, provides for monthly principal payments ranging from $50,000 to $100,000 through February 1996.

Pursuant to a Put Option Agreement with River Bay, as amended ("Put Option"), the Company, in October 1995, repurchased 300,000 of the shares of common stock issued in connection with acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option, the Company is obligated to repurchase the remaining 565,500 shares of 3CI common stock issued in connection with the acquisition at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The liability associated with the Put Option covering the remaining shares is included in Accrued Stock Put Option on the accompanying balance sheet as of September 30, 1996. The River Bay Corporation exercised their put option on or about February 14, 1997, for the Company to repurchase the 565,500 shares of Common Stock. On or about March 10, 1997 the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between the Company and those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including the Put Option Agreement which, if otherwise enforceable, would have required the payment by the Company of approximately $1,700,000.00 for 565,500 shares of 3CI common stock. In response, on April 9, 1997 Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, declaratory judgement declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages of at least $1,000,000.00. On or about May 10, 1997 the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit sought an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. In April 1997, the Bank of Raleigh and Smith County Bank gave notice to certain customers in the River Bay division that the Company was in default of the put option obligation and that their payments should be directly made to the Bank of Raleigh and Smith County Bank. From these efforts the Bank of Raleigh and Smith County Bank collected $463,000 of the the Company's accounts receivables that were pledged in the initial purchase agreement On or about October 14, 1997, the parties settled the lawsuits with the Bank of Raleigh and Smith County Bank . In the settlement, the Company agreed to repurchase the remaining 565,500 shares of common stock related to the Put Option agreement, at a price of $816,364, with payments ranging from $100,000 to $63,500. This liability is recorded in the financial statements at September 30, 1997.

The obligations of the Company under the Put Option and its promissory notes payable to WSI are secured by a security interest in certain of the assets purchased from River Bay and future accounts receivable attributable to the assets acquired from River Bay.

River Bay has been engaged in the business of medical waste management services in Mississippi, Tennessee, Florida, Georgia and Alabama.

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                             September 30,         September 30,
                                                 1997                  1996                Useful Life
                                            ------------------------------------           -----------

 Land                                       $    590,600           $     590,600
 Buildings and improvements                    1,622,026               1,537,836           3-40 years
 Transportation equipment                      3,286,537               3,917,390           5-10 years
 Machinery and equipment                       5,098,484               4,859,445           5-20 years
 Furniture and fixtures                          329,512                 490,873           3-10 years
                                            ------------           -------------
                                            $ 10,927,159           $  11,396,144
                                            ============           =============

Depreciation expense charged to operations was $1,252,462, $1,385,072, and $1,219,319 for years ending September 30, 1997,1996 and 1995, respectively. During fiscal year ended September 30, 1996, an analysis was done of all the fixed assets of the Company. In conjunction with the analysis, the Company reconsidered the appropriate asset lives as well as revising various accounting estimates as a result of recent operating experiences and current market conditions. This write down of $1,183,446 appears as "Write off of fixed assets" on the Consolidated Statement of Operations.

Substantially all of the Company's property, plant and equipment has been pledged as collateral against certain of the Company's liabilities.

Set forth below is a summary of the write-offs relating to fixed assets during fiscal 1996:

Buildings $12,700
During 1996, it was necessary to replace the refractory in one of the Company's incinerator due to the normal wear and tear. There was a net book value of $12,700 of the previously capitalized refractory that is being written off.

Leasehold Improvements $80,000
During 1996, the Company updated and refurbished several of it's transportation and incinerator locations. Management believed the updating and refurbishment was necessary to make the locations more functional and efficiently operational. Also the Company made an operational decision to close it's Austin, Texas, transportation location. This closure was made in order to reduce operating costs and personnel costs. Previous leasehold improvement costs which were being amortized over the life of the lease (lease was terminated due to this decision to close the location) were written-off as they remained a part of the leased building."

Transportation Equipment $500,746
In February 1994, at the time of the reverse merger of the Company, 3CI had a lease agreement which were accounted for as a Capitalized Lease and was being depreciated over the term of the lease agreement. During 1996, the Company made a decision to terminate the lease agreement early due to the high cost of maintenance of the leased transportation equipment. The Company had also, capitalized other costs associated with these leased assets which when the lease was terminated the company wrote off the remaining net book value. As the transportation equipment was returned it was necessary to write the remaining capitalized net book value off of $500,746.

Reusable Containers $12,000
In 1996, the Company made an operational decision to move a portion of their customer base from disposable cardboard boxes to reusable plastic containers. A significant investment was then made in reusable plastic containers and based upon it's prior operating experience with the reusable containers, the Company estimated that a three (3) year life was more reflective of the reusable containers than a five (5) year life. In previous periods the Company had estimated that the life of reusable containers was 5 years. Due to this change in estimate the Company wrote off previously capitalized reusable containers with a net book value of $12,000.

Machinery & Equipment $88,000.
During fiscal 1996, it was necessary to change out the bags inside the scrubber at the incinerator as these bags became excessively worn and the integrity of the bags were beginning to deteriorate. These bags had a remaining net book value of $22,200 that were written-off as they were no longer able to remain in service. Also, there is a write-off of a previously capitalized major improvement that was done to the upper chamber of incinerator. During 1996, there was a major improvement completed in the upper chamber and the previously capitalized improvement was written-off at its net book value of $28,405. In the River Bay division, machinery and equipment with a net book value of $37, 395 written-off.

Computer & Software $490,000
During 1994 and 1995, the Company, began capitalizing cost associated with a proven technology of a bar coding systems and an accounting system that would streamline the paperwork from the transportation locations to the incinerators to ultimately the accounting department (production/billing/accounting system). This was put into service in fiscal 1995 and was being amortized. During fiscal 1996, due to continued problems in the ongoing training of employees on the use of the software and the prohibitive expense of replacing hardware due to harsh conditions management determined the bar coding system was no longer cost effective and abandoned the project and appropriately wrote-off the unamortized costs. The write-off of these capitalized costs totaled $472,000. The Company also wrote off previously capitalized accounting software with a remaining net book value of $18,000 that was acquired in a previous acquisition (River Bay asset acquisition) as this software was abandoned when the River Bay division was integrated in the fourth quarter of 1996 into the 3CI accounting system.

4. NOTES PAYABLE:

                                                                     September 30,           September 30,
                                                                         1997                   1996
                                                                     -------------           -------------

Notes payable to an insurance company, due in
monthly installments including interest of 7 to 9%
through March 1998, unsecured.                                          217,525                211,928
                                                                        =======                =======

5. LONG-TERM DEBT:

Long-term debt - unaffiliated lenders consists of the following:

                                                                                         September 30,            September 30,
                                                                                             1997                      1997
                                                                                         -------------            -------------

 Note payable to prior owner of Incendere, at an annual adjustable interest rate generally ranging between 7.5% to 9.75, with 34% of interest being paid
 quarterly of     and 66% of interest deferred and added to principal
 until May 21, 1995. Thereafter, principal and interest are due in equal monthly installments until maturity on May 21, 1998, convertible into common
 stock at $3.00 per share,  secured by substantially all of the assets of A/MED  $    240,919          $  615,166

Notes payable for purchased vehicles and equipment held as collateral, due in monthly installments, including interest, at rates ranging from 7% to 16.75%,
 maturing through 2002.                                                             1,302,802             991,008

Note Payable to Stone Container Corp. due
  in monthly payments with interest at  10%
  through 1997.                                                                            --              74,539

Notes Payable to River Bay Corporation due in monthly payments with interest of
 8.75% through December 1998, secured by accounts
 receivables, equipment, and common stock                                             816,364             375,977

                                                                                 ------------          ----------
                                                                                    2,360,085           2,056,690
Less-Current portion                                                              ( 1,373,618)         (1,314,290)
                                                                                 ------------          ----------
                                                                                 $    986,467          $  742,400
                                                                                 ============          ==========

Long-term debt - majority shareholder consists of the following:

                                                               September 30,        September 30,
                                                                   1997                 1996
                                                               -------------        -------------

Revolving note payable to WSI, bearing interest at
the prime rate, due December 31, 1996 with
 interest payable quarterly.                                   $  4,844,217         $ 8,842,969

Less-current portion                                            ( 4,844,217)         (8,842,969)
                                                               ------------         -----------
                                                               $         --         $        --
                                                               ============         ===========

Effective April 1995, WSI purchased an additional 416,667 shares of common stock of 3CI at $2.40 per share in consideration for the conversion of a $1,000,000 non-interest bearing cash advance made by WSI to the Company in November 1994.

In February, March, April, May and July 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, to be funded at the discretion of WSI, which was utilized to repay the advances not converted to common stock. This Revolving Promissory Note was renegotiated in September 1995 increasing the total available to $8,000,000 including interest with the principal portion not to exceed $7,400,000. The note bears interest at the prime rate and is payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding balance, if not paid. The note agreement contains various covenants that among other things require the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 shall not exceed $600,000; the net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall be at least $100,000, $200,000 and $300,000, respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). Due to continuing losses the Company was not in compliance with the loan covenants described above. In each of the quarters for the fiscal year ending 1996 the Company requested and received financial waivers from WSI related to each of the quarters. Due to the additional cash advances that have been made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. In June 1997, Waste Systems, Inc., converted $7,000,000 of their Promissory Note with 3CI Complete Compliance Corporation to Preferred Stock. The Company issued 1,000,000 shares of Series A cumulative convertible preferred stock, with no par value, at $7.00 per share or $7,000,000 million, to Waste Systems, Inc., the Company's majority shareholder. The preferred shares have cumulative dividends from the second anniversary of the original issuance date of the Series A Preferred Stock, at the rate of $.05775 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, accrued from the second anniversary of the original issuance date of the Series A Preferred Stock. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series A Preferred Stock. Accruals of dividends shall not bear interest.

Payments due on long-term debt, during each of the five years subsequent to September 30, 1997 are as follows:

             1998...................................................................   $6,217,834
             1999...................................................................      661,864
             2000...................................................................      313,936
             2001...................................................................        7,390
             2002...................................................................        3,277

The total interest expense was $902,229, $871,910 and $666,157 for the years ended September 30, 1997, 1996 and 1995, respectively.

6. INCINERATION CONTRACTS:

The Company is a party to exclusive incineration contracts with the Cities whereby the Company is guaranteed minimum weekly burn capacity and is required to pay fees to the Cities based on the total pounds incinerated. These contract rights were obtained in exchange for the Predecessor Companies purchasing certain equipment for the Cities' incinerators which enabled the Cities to meet all current federal and state emissions control standards. Due to problems arising from contractual agreements with the City of Center the Company is presently not utilizing the incinerator at the City of Center for the treatment of medical waste. The Company is no longer using the incinerator in the city of Center and does not believe that discontinuing that use will have a material effect on the Company's business.

The City of Carthage requires minimum annual payments under the combined contracts as follows:

                                                                                Minimum Required
                           For The Year Ended September 30,                         Payments
                           ---------------------------------------------------------------------

                           1998.......................................               1,000,000
                           1999.......................................               1,000,000
                           2000.......................................               1,000,000
                                                                                  ------------
                                                                                  $  3,000,000
                                                                                  ============

In the event the Company fails to meet the minimum amounts of annual guarantees to the respective City of Carthage, after giving effect to amounts paid above prior years' annual required minimums (on a cumulative basis), the City of Carthage has the option to terminate the Company's exclusive incineration rights.

The Company had a minimum guaranteed payment to the City of Carthage, Texas for incineration fees for the years ended May 31, 1997, 1996, and 1995, of $1,000,000, $716,000, and $596,250 respectively. In the years ended May 31, 1997, 1996, and 1995 the Company paid incineration fees of $1,401,692, $843,000, and $750,000, respectively to the City of Carthage. The Company also had minimum guaranteed payments to the City of Center, Texas of for incineration fees for the years ended May 31, 1997, 1996, and 1995, of $762,000, $695,000, and
$495,250 respectively. In the years ended May 31, 1996, and 1995 the Company paid incineration fees of $779,000 and $551,000 respectively to the City of Center, in accordance with terms of the contract, thereby meeting the annual minimum fees required.

In August 1996, the company discontinued use of the City of Center facility, due to the City of Center breach of the exclusivity portion of the contract. The original agreement between the Company and the City of Center, Texas which was executed on August 22, 1990, gave the Company the exclusive and sole right to dispose of medical waste at the City of Center's resource Recovery facility. The Company discovered that the City of Center breached its exclusivity portions of the 1990 agreement, as amended on or about October 27, 1994. Due to this breach of contract, the Company does not believe that minimum guaranteed payment is due to the City of Center. Despite not having the ability to treat waste at the City of Center's Resource recovery facility, the Company has ample treatment capacity to dispose of its medical waste. The Company believes that the effect of not utilizing this treatment facility has not and will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Included in cost of sales for the years ended September 30, 1997, 1996 and 1995, is $1,429,097, $1,542,842 and $1,348,355 respectively, related to incineration costs at the Cities since the reverse merger.

7. INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax rate used was 37 percent for the years ended September 30, 1997, 1996 and 1995 representing the federal rate and an average of state income tax rates. The components of deferred income tax liabilities and assets are as follows:

                                              September 30,   September 30,   September 30,
                                                  1997            1996             1995
                                                  ----            ----             ----

Deferred income tax liabilities -
  Property and equipment                        1,461,197    $  1,115,998    $    771,017
  Other                                            68,735          67,200          92,513
                                             ------------    ------------    ------------
     Total deferred income tax liabilities      1,529,932       1,183,198         863,530
Deferred income tax assets
  Net operating loss carryforward               8,768,841       7,910,438       3,712,934
  Bad debt reserves                               301,603         344,468         452,610

Other                                           1,402,858         940,358         523,553
                                             ------------    ------------    ------------
     Total deferred income tax assets          10,473,302       9,195,264       4,689,097
 Valuation allowance                           (8,943,370)     (8,012,066)     (3,825,567)
                                             ------------    ------------    ------------
      Net deferred income tax asset            (1,529,932)     (1,183,198)       (863,530)
                                             ------------    ------------    ------------

 Total deferred income tax assets and
       Liabilities                           $         --    $         --    $         --

At September 30, 1997, the Company had approximately $22,320,384 of net operating loss carryforwards for federal tax purposes which will expire beginning in 2004 and continue through the year 2012. The Company also had state net operating losses at September 30, 1997. The Company has established a valuation allowance for the federal and state net operating losses of $8,943,370, $8,012,066 and $3,825,567 as of September 30, 1997, 1996 and 1995,
respectively. Because of separate return limitations, change in ownership limitations, and the weight of available evidence, it is more likely than not that some portion or possibly all of the net operating losses will not be available for use by the consolidated entities.

8. STOCK OPTION PLAN:

In conjunction with the business acquisition described in Note 1, a stock option plan (the Plan) approved by 3CI's previous shareholders in 1992 totaling 500,000 shares remained in effect. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The exercise price equals or exceeds the market price as of the grant date. At September 30, 1995, the Company had 230,000 shares outstanding under option for two officers and one former officer of the Company, of which all were exercisable, at option prices of $3.00 to $4.00 per share. During 1995, the Company reduced the total shares available under the plan to 375,000 shares , resulting in 145,000 available for future issuance as of September 30, 1997 and 1996.

During the years ended September 30, 1997 and 1996, 140,000 of the 230,000 options share described above were canceled and a net of 47,500 option shares were issued. As of September 30, 1997, a total of 137,500 option shares are outstanding and a total of 237,500 option shares are available for issuance under the plan. The outstanding option shares vest monthly over three year period.

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

10. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 (Disclosure of Financial Instruments) requires companies to disclose the fair value of each class of financial instruments for which it is practical to estimate that value and for which the recorded value significantly differs from the fair market value. The Company's primary financial instruments are accounts receivable, notes payable, accounts payable, and accrued liabilities. The fair value of accounts receivable approximates its carrying amount. Because of the absence of availability of alternative financing and the substantial doubt about the Company's ability to continue as a going concern, it is not practical to estimate the fair values of notes payable, accounts payable and accrued liabilities.

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

In June 1997, Waste Systems, Inc., converted $7,000,000 of their Promissory Note with 3CI Complete Compliance Corporation to Preferred Stock. The Company issued 1,000,000 shares of Series A cumulative convertible preferred stock, with no par value, at $7.00 per share or $7,000,000 million, to Waste Systems, Inc., the Company's majority shareholder. The preferred shares have cumulative dividends from the second anniversary of the original issuance date of the Series A Preferred Stock, at the rate of $.05775 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, accrued from the second anniversary of the original issuance date of the Series A Preferred Stock. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series A Preferred Stock. Accruals of dividends shall not bear interest.

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

Through 1996 and 1997, the Company shared certain facilities, personnel and administrative services with WSI. The related costs allocated to the Company were based on management's estimates of time expended by personnel on, or benefit received by, periods.

The Company had loans from WSI, its majority shareholder, outstanding during 1997, 1996 and 1995. Related interest expense in the amount of $698,248, $585,468, and $157,500 was recorded for the years ended September 30, 1997, September 30, 1996, and September 30, 1995, respectively.

The Company currently does business with an equipment company owned by the father of Charles Crochet, the President of the Company. No payments were made during the year ended September 30, 1995 and 1996. 997. There was an outstanding invoices totaling $20,000 and $7,000 due to Crochet Equipment Company at September 30, 1995, 1996 and 1997.

During 1996, the Company has made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms company during fiscal year ended September 30, 1996 and 1997, totaled $22,000 and $62,000, respectively.


12. INTANGIBLE ASSET WRITE-OFF

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An evaluation of the fair value of the assets associated with the Company's operations resulted in the determination that certain intangible assets were impaired. The impaired assets were written down by $11,385,328. Fair value was based on the estimated future cash flows to be generated by these intangible assets. This writedown is included in the "Write off of Intangibles" amount for fiscal 1996 on the Consolidated Statements of Operations. During the fiscal year of 1995, the Company's majority shareholder sent an advisor to the company to review ongoing operations of the company and to make recommendations as to achieve profitability. From this review the Company developed specific detail plans for it's fiscal year end September 1996. In September 1995, management put together a business plan for the fiscal year ended September 30, 1996. The Board of Directors reviewed the plan in detail and after thorough consideration in every aspect, the plan was approved by the Board of Directors. The Chairman of the Board met with key operating personnel and officers of the Company to discuss the actions to be taken. additionally the board installed a new officer to oversee the operations and implementation of its plan. The business plan for the fiscal year ended September 30, 1996, included cost reductions and a small amount of price increases. As the fiscal year began to develop key operating objectives of the business plan were not being achieve. In one of the company's key operating territories (Houston, Texas), a competitor opened a treatment facility that significantly increased the capacity to treat waste and by the competitors desire to fill the capacity, the competitor began deep discounting pricing to fill the capacity of the new treatment facility. Also the Company, did not bring it's newly constructed incinerator into full operational use until March 1996, the business plan had projected the incinerator to be fully operational in January 1996. As the losses continued the Company prepared a forecast based on the best available business information. This forecast was prepared in the fourth quarter of 1996. Because of the forecasted continued losses it became apparent that an impairment of long-lived assets had occurred.

13. COMMITMENTS AND CONTINGENCIES:

In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder suppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense could have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations and cash flows. The Company has reached an agreement in principle with some, but not all, with the plantiffs for the settlement of this action. The execution of the appropriate documentation to evidence this settlement has been completed and both parties are awaiting court approval which is set for late February 1998. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company accrued an amount in it's fiscal year ended 1996 and 1995 financial statements which closely approximates the actual settlement.

In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Springs County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case was transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division and in November 1996 was subsequently transferred to the United States District Court for the Western District of Louisiana. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of Common Stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of Common Stock held by the plaintiffs become freely tradable and the market price of the Common Stock averages at least $2.50 over a period of 42 consecutive days. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the Common Stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations, and the related security interests, of the Company to the plaintiffs. This matter has been settled by the parties and was dismissed in its entirety on July 31, 1997, by order of the court.

The Company accrued $250,000 in expenses, which is reflected in its September 30, 1995, financial statements, relating to the settlement of the Med-Waste lawsuit.

In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have been settled by the Company's insurance carrier and the related expenditure to the Company are reflected in the current year financial statements. The resolution to these lawsuits did not a material effect on the Company's financial condition, results of operations and cash flows.

On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement which, if otherwise enforecable, would require the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578.

In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks, declaratory judgment declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages for least $1,000,000. The District Court has stayed this action as well, pending arbitration. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the the Purchase Agreement, they collected approximately $463,000, through October 14, 1997. The parties have agreed to settle the suit in consideration for the Company to repurchase the the remaining 565,500 shares of common stock related to the put option. The outcome of this lawsuit will not have a material adverse effect on the Company's financial position, result of operations and net cash flows.

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

At September 30, 1995, the Company had employment agreements with certain key employees providing for compensation of $145,000 and $130,000 for the years ended September 30, 1997 and 1996. These agreements further provide for a bonus based on the achievement of certain performance objectives. For the years ended September 30, 1997, 1996 and 1995, these performance objectives were not achieved.

At September 30, 1997 and 1996, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under such leases for the following fiscal years aggregate $605,000 for 1998, $353,000 for 1999, $106,000 for 2000, $60,000 for
2001 and $135,000 thereafter.

The Company granted River Bay Corporation security interests in certain of the assets purchased from River Bay and certain accounts receivable attributable to these purchased assets to secure future debt and the put option.

The Company has agreed to pay the President of River Bay Corporation approximately $65,000 over a period of 15 months related to the settlement of certain issues. This liability is included in accrued liabilities in the September 30, 1995 and September 30, 1996 balance sheet.

The Company has committed to reimburse WSI approximately $6,000 per month for services provided and costs incurred by the Company's vice president.

Mr. Charles D. Crochet serves as President of the Company pursuant to an employment agreement commencing February 1994 and ending September 1995. Mr. Crochet was entitled to a salary of $6,250 per month in February and March 1994, and then $7,500 per month from April through September 1994, increasing to $9,583 per month commencing October 1994 through September 1995. This employment agreement was renegotiated and modified in August 1995, increasing Mr.
Crochet's salary to $10,833 per month commencing October 1, 1995 and thereafter increases to $13,333 on October 1, 1997, and continues through May 1998. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus based on Fiscal Year Pre-Tax Profits as a percentage of Revenues. The amount of such annual bonus is based on a percentage between 6% and 10% of an amount determined by the Board of Directors from an approved bonus plan, such actual percentage depending upon the Company's Pre-Tax Profits as a percentage of Revenue.

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                                                    SCHEDULE II
================================================================================

                                                       ADDITIONS
                                          BALANCE AT   CHARGED TO   CHARGED TO  BALANCE AT
                                          BEGINNING    COSTS AND     OTHER        END OF
            CLASSIFICATION               OF PERIOD      EXPENSES    ACCOUNTS      PERIOD
-------------------------------------------------------------------------------------------

FOR THE YEAR ENDED SEPTEMBER 30, 1997:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         990,994      212,867     (328,717)     875,144
                                         ----------   ----------   ----------   ----------
                                            990,994      212,867     (328,717)     875,144
                                         ==========   ==========   ==========   ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1996:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS      1,283,269       380,256     (672,531)     990,994
                                         ----------   ----------   ----------   ----------
                                          1,283,269      380,256     (672,531)     990,994
                                         ==========   ==========   ==========   ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1995:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         573,567      838,209     (128,507)   1,283,269
                                         ----------   ----------   ----------   ----------
                                            573,567      838,209     (128,507)   1,283,269
                                         ==========   ==========   ==========   ==========