Form 10-Q
period 1997-12-31
3CI COMPLETE COMPLIANCE CORP
filed 1998-02-17
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________________ to ____________________

                         Commission file number 1-11097

                      3CI COMPLETE COMPLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                        76-0351992
                      --------                        ----------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)

                  910 Pierremont, #312  Shreveport, LA.  71106
             ---------------------------------------------------
                  (Address of principal executive offices)
                                   (Zip Code)

                                 (318) 869-0440
                                 --------------
              (Registrant's telephone number, including area code)

                       ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]   NO [ ]

                       ------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     The number of shares of Common Stock outstanding as of the close of business on February 16, 1998, was 9,714,311.

                     3CI COMPLETE COMPLIANCE CORPORATION


                                   I N D E X



                                                                                                                PAGE
                                                                                                                NUMBER
                                                                                                                ------

PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets as of December 31, 1997 (unaudited) and September 30, 1997  . . . .   3

                Consolidated Statements of Operations for the three months ended December 31, 1997 and 1996
                  (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                Consolidated Statements of Cash Flows for the three ended December 31, 1997 and  1996
                  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                Notes to Consolidated Financial Statements (unaudited) .  . . . . . . . . . . . . . . . . . . .   6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .  10

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     Item 2.    Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 3.    Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 4.    Submission of Matters to a Vote Of Security Holders . . . . . . . . . . . . . . . . . . . . . .  14

     Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                      1997              1997
                                                                                  ------------      ------------
                                   ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                      $       --        $       --
   RESTRICTED CASH                                                                        --                --
   ACCOUNTS RECEIVABLE, NET ALLOWANCES OF $836,272 AND $875,144
     AT DECEMBER 31, 1997 AND SEPTEMBER 30, 1997, RESPECTIVELY                       2,991,378         3,559,091
   INVENTORY                                                                            58,152            71,886
   OTHER CURRENT ASSETS                                                                176,987           440,373
                                                                                  ------------      ------------
       TOTAL CURRENT ASSETS                                                          3,226,517         4,071,350
                                                                                  ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                              11,096,459        10,927,159
      ACCUMULATED DEPRECIATION                                                      (2,712,327)       (2,477,411)
                                                                                  ------------      ------------
         NET PROPERTY, PLANT AND EQUIPMENT                                           8,384,132         8,449,748
                                                                                  ------------      ------------

EXCESS OF COST OVER NET ASSETS ACQUIRED, NET OF ACCUMULATED AMORTIZATION OF
 $81,238 AND $74,988 AT DECEMBER 31, 1997 AND SEPTEMBER 30, 1997 RESPECTIVELY          355,993           362,243

OTHER INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $167,742 AND
      $149,104 AT DECEMBER 31, 1997 AND SEPTEMBER 30, 1997, RESPECTIVELY               255,627           274,264
                                                                                  ============      ============
       TOTAL ASSETS                                                               $ 12,222,269      $ 13,157,605
                                                                                  ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   BANK OVERDRAFTS                                                                $     24,176      $    156,880
   NOTES PAYABLE                                                                        38,794           217,525
   CURRENT PORTION OF LONG-TERM DEBT, UNAFFILIATED LENDERS                           1,330,396         1,373,617
   ACCOUNTS PAYABLE                                                                  1,535,526         1,034,924
   ACCOUNTS PAYABLE, AFFILIATED COMPANIES                                              409,156           391,156
   ACCRUED LIABILITIES                                                               1,416,118         2,188,697
   NOTE PAYABLE MAJORITY SHAREHOLDER                                                 4,948,746         4,844,217
                                                                                  ------------      ------------
        TOTAL CURRENT LIABILITIES                                                    9,702,912        10,207,016
                                                                                  ------------      ------------

LONG-TERM DEBT UNAFFILIATED LENDERS, NET OF CURRENT PORTION                            685,003           986,467

                                                                                  ------------      ------------
        TOTAL LIABILITIES                                                           10,387,915        11,193,483
                                                                                  ------------      ------------


SHAREHOLDERS' EQUITY (DEFICIT):
   PREFERRED STOCK, NO PAR VALUE, AUTHORIZED 1,000,000 SHARES;
      ISSUED AND OUTSTANDING 1,000,000 AT
    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997, RESPECTIVELY                           7,000,000         7,000,000
   TREASURY STOCK                                                                       (7,065)
   COMMON STOCK, $0.01 PAR VALUE, AUTHORIZED 15,000,000 SHARES;
     ISSUED AND OUTSTANDING 9,154,811 AT DECEMBER 31, 1997
    AND SEPTEMBER 30, 1997, RESPECTIVELY                                                91,549            91,549
   ADDITIONAL PAID-IN CAPITAL                                                       20,182,543        20,182,543
   ACCUMULATED DEFICIT                                                             (25,432,673)      (25,309,970)
                                                                                  ------------      ------------
        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                         1,834,354         1,964,122
                                                                                  ------------      ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                      $ 12,222,269      $ 13,157,605
                                                                                  ============      ============



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                  PROFORMA CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                            FOR THE              FOR THE
                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          DECEMBER 31,         DECEMBER 31,
                                                             1997                  1996
                                                       ------------------   ------------------

REVENUES                                                   $ 4,600,534         $ 4,673,658
EXPENSES:
     COST OF SERVICES                                        3,437,167           3,499,959
     DEPRECIATION AND AMORTIZATION                             294,979             357,923
     SELLING, GENERAL AND ADMINISTRATIVE                       767,959             836,970
                                                           -----------         -----------
     NET INCOME (LOSS) FROM OPERATIONS                     $   100,429         $   (21,194)

OTHER INCOME (EXPENSE):
INTEREST AND OTHER EXPENSE,                                   (223,131)           (324,382)
                                                           -----------         -----------
LOSS BEFORE INCOME TAXES AND ACCRETION OF STOCK PUT           (122,702)           (345,576)
                                                           -----------         -----------

INCOME TAXES                                                      --                  --
                                                           -----------         -----------
NET LOSS                                                   $  (122,702)        $  (345,576)
                                                           ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                          9,153,833           9,034,811
                                                           ===========         ===========

NET LOSS PER COMMON SHARE                                  $     (0.01)        $     (0.04)
                                                           ===========         ===========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     FOR THE                FOR THE
                                                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                                   DECEMBER 31,           DECEMBER 31,
                                                                                       1997                   1996
                                                                                -------------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   NET LOSS                                                                             (122,702)           (345,576)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      (GAIN) LOSS ON DISPOSAL OF FIXED AND INTANGIBLE ASSETS                              34,888                --
      DEPRECIATION AND AMORTIZATION                                                      294,979             357,923
      UNPAID INTEREST INCLUDED IN LONG-TERM DEBT
      CHANGE IN ASSETS AND LIABILITIES, NET

            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE, NET                              567,713          (1,395,304)
            (INCREASE) DECREASE IN INVENTORY                                              13,734             (36,940)
            (INCREASE) DECREASE IN PREPAID EXPENSES                                      263,386             144,547
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                      500,602             400,364
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE, AFFILIATED COMPANIES                 18,000              18,000
            INCREASE (DECREASE) IN ACCRUED LIABILITIES                                  (772,579)           (160,898)
                                                                                     -----------         -----------
                          TOTAL ADJUSTMENTS TO NET LOSS                                  920,723            (672,308)
                                                                                     -----------         -----------
                          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            798,021          (1,017,884)
                                                                                     -----------         -----------


CASH FLOW FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                                 22,325              16,083
      PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                         (261,690)           (232,536)
                                                                                     -----------         -----------
                          NET CASH USED IN INVESTING ACTIVITIES                         (239,365)           (216,453)
                                                                                     -----------         -----------


CASH FLOW FROM FINANCING ACTIVITIES:
      INCREASE (DECREASE) IN BANK OVERDRAFTS                                            (132,704)            387,695
      PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                                               --                  --
      PRINCIPAL REDUCTION OF NOTES PAYABLE                                              (178,731)           (144,449)
      REDUCTION OF LONG-TERM DEBT, UNAFFILIATED LENDERS                                 (344,685)           (300,437)
      REPURCHASE OF TREASURY STOCK                                                        (7,065)
      PROCEEDS FROM ISSUANCE OF NOTE PAYABLE TO MAJORITY SHAREHOLDERS                       --             1,096,000
      UNPAID INTEREST ADDED TO NOTE PAYABLE TO MAJORITY SHAREHOLDERS                     104,529             195,528
                                                                                     -----------         -----------
                                                                                        (558,656)          1,234,337
                                                                                     -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      0                   0
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              --                  --
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $      --           $      --
                                                                                     ===========         ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)



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

The accompanying consolidated financial statements have been prepared, without audit, by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading and the financial statements reflect all adjustments and are of a normal recurring nature which are necessary for a fair presentation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission.

(2)      NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share was computed by dividing net income (loss) for each quarterly period by the weighted average number of common shares outstanding for each period. In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of River Bay Corporation. The 565,500 shares that remain issued in connection with the acquisition of River Bay have been excluded from weighted average shares outstanding. In conjunction with the business acquisition with respect to AMTC and A/MED the weighted average shares outstanding have been retroactively restated for reverse acquisition accounting to reflect the equivalent shares based on the conversion ratio established in the merger transaction. The effect of stock options and warrants is antidilutive and is therefore not considered in the calculation of net loss per common share.

(3)      BUSINESS CONDITIONS

The Company has consistently suffered losses for the past several fiscal years, and losses have continued in fiscal 1998. As of December 31, 1997, the Company has a working capital deficit of $6,476,395, but a positive shareholders equity of $1,834,354. The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1997. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, the Promissory Note dated September 30, 1995, including deferred interest with cash advances not to exceed $7.4 million, of which $4.8 million including deferred interest and $4.9 million including deferred interest has been drawn as of September 30, 1997, and December 31, 1997. During the fiscal year ended September 30, 1996, WSI made additional cash advances that have were in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 had a due date of December 31, 1996 of which the Company has requested from and received an extension to discuss with WSI on the possibility of restructuring the terms of the Revolving Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. informed the Company that it had been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with the conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since the year ended September 30, 1997, the Company has not requested nor received any cash advances from WSI. WSI is under no obligation to provide additional advances and could demand payment on the debt at any time. During the fiscal year of 1997 and continuing into fiscal 1998, the Company has begun to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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

On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement which, if otherwise enforceable, would require the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578.

In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks, declaratory judgment declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, for unspecified compensatory damages and for punitive damages for least $1,000,000. The District Court has stayed this action as well, pending arbitration. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the Purchase Agreement, they collected approximately $463,000, through October 14, 1997. The parties have agreed to settle the suit in consideration for the Company to repurchase the remaining 565,500 shares of common stock related to the put option. The outcome of this lawsuit will not have a material adverse effect on the Company's financial position, result of operations and net cash flows.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                              RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                    Three Months Ended
                                       December 31,
                                    ------------------
                                      1997       1996
                                    -------    -------
Revenues                            $ 4,600    $ 4,674
Cost of services                      3,437      3,500
Depreciation and amortization           295        358
Selling, General, and
  Administrative Expense                768        837
Net Income (loss) from operations       100        (21)
Other Income (expense), net            (223)      (324)
Net income (loss)                      (123)      (345)


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996:

Revenues:

Revenues for the three month period ended December 31, 1997, decreased to $4,673,658 from revenues for the three month period ended December 31, 1996 of $4,743,054. This decrease in revenue of $73,124 or 1.6%, is primarily attributable to a reduction in third party incineration revenue. During the quarter the Company increased its direct collection revenue by 2.4%, while reducing the dependency of outside third party providers by 3.8%. The industry continues to experience a downward pressure in pricing caused by competitors attempting to gain market share through deep discount pricing.

COSTS OF SERVICES:

Cost of services decreased $62,792, or 1.8%, to $3,437,167 for the three months ended December 31, 1997, compared to $3,499,959 for the three month period ended December 31, 1996. The decreased costs of services was a result of lowered transportation costs, the Company's dependence on third party incineration facilities and conversion of existing large customers from once used cardboard containers to multi-used reusable containers.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended December 31, 1997, decreased to $767,959 compared to $836,970 for the three month period ended December 31, 1996. As a percentage of revenue, the expense for the 1997 period improved to 16.7% compared to 17.9% for the 1996 period.

DEPRECIATION AND AMORTIZATION expense for the three months ended December 31, 1997 decreased to $294,979 compared to $357,923 for the three months ended December 31, 1996.

INTEREST EXPENSE decreased to $149,624 for the three month period ended December 31, 1997 from $250,620 for the three month ended December 31, 1996, primarily due to the debt conversion of the majority shareholders promissory note to preferred shares, as described in the financing activities.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:

The Company has continued to experience a cash loss from operations during the three months ended December 31, 1997. The Company anticipates a working cash deficit from operations for the remainder of fiscal year 1997 and will be dependent upon WSI to fund its continued operations. However, no assurance can be given that WSI will continue to advance funds to the Company and to forego demand for payment of the current indebtedness of the Company to WSI. In the event that WSI fails to advance required funds to the Company or demands payment of current indebtedness, the Company would have limited financing sources and would likely be forced to seek bankruptcy protection.

INVESTING ACTIVITIES:

During the first fiscal quarter 1998, the Company invested $262,000 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.


FINANCING ACTIVITIES:

The Company has historically funded its operations, acquisitions and debt service through cash advances from WSI. During fiscal 1994, advances of $3,100,000 and $4,671,973 were converted to 666,670 and 1,557,324 shares of common stock. As a result of its prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995, increasing the total available to $8,000,000 including interest, with principal not to exceed $7,400,000. The note bears interest at the prime rate and was payable on December 31, 1996. Interest is payable in quarterly installments which is automatically added to the outstanding principal balance, if not paid. As of September 30, 1997, 1996, and 1995, the Company has borrowed $4,844,217, $8,843,000 and $4,100,000 respectively under the note. See note 5 to Notes to Consolidated Financial Statements. As a significant amount of the advances from WSI have historically been non interest bearing, some of which were ultimately converted to equity, interest expense in 1997 and 1996 has increased significantly as a result of the advances made pursuant to the interest bearing note.

During the fiscal year of 1996, the Company received cash advances in excess of the Promissory Note dated September 30, 1995. Due to the additional cash advances that were made in excess of the principal in the original promissory note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds by 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 had a due date of December 31, 1996, of which the Company has requested each month a waiver and extension of this note repayment to restructure the terms of the Revolving Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least

$1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. has informed the Company that has been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with the conversion of debt to preferred stock, WSI cancelled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since the fiscal year ended September 30, 1997 and continuing into the first quarter ending December 31, 1997, the Company has not requested nor received any cash advances from WSI. As the Company, has not been able to repay its' indebtedness to WSI as per the original Promissory Note dated September 30, 1995, it has requested and received extensions and waivers on a monthly basis from WSI, so that the Company and WSI could restructure the Promissory Note. WSI is under no obligation to provide additional advances and could demand payment on the debt at any time. During the fiscal year of 1997 and into the fiscal year 1998, the Company has begun to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection. During the first quarter ending December 31, 1997, the Company has repaid approximately $179,731 of its notes payable and approximately $344,685 of its long-term debt that became due during the quarter. During the first quarter of the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 3,000 shares at cost of $4,065 as of December 31, 1997, and an additional 3,000 shares for $3,042 as of February 9, 1998.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings -

In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes it has adequately reserved for all potential losses related to these matters. However, the outcome of this minority shareholder litigation cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations and cash flows. The Company has reached an agreement in principle with some, but not all, with the plaintiffs for the settlement of this action. The execution of the appropriate documentation to evidence this settlement has been completed and both parties are awaiting court approval. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company accrued an amount in the fiscal year ended 1995 financial statements which closely approximates the actual settlement agreement.

In June 1995, the former stockholders of Med-Waste filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al, No. C.V.-95-1441-1 in the Circuit Court of Hot Spring County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. The case was transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division and in November 1996 was subsequently transferred to the United States District Court for the Western District of Louisiana. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration for the issuance by the Company to the plaintiffs of 250,000 shares of Common Stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of Common Stock held by the plaintiffs become freely tradable and the market price of the Common Stock averages at least $2.50 over a period of 42 consecutive days. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the Common Stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations, and the related security interests, of the Company to the plaintiffs. This matter has been settles and was dismissed in its entirety on July 31, 1997, by order of the court. During the fiscal years ended September 30, 1996 and 1997, the Company has made payments totaling approximately $193,000 and $248,000, respectively, to the plaintiffs, related to this agreement.

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

On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum seeking to set aside a Purchase Agreement entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement which, if otherwise enforceable, would require the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay Corporation and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578.

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

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and and assessments will not have materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.


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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

(a)      EXHIBITS

         Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report (as used in the following listing, "3CI" refers to the Company):

            EXHIBIT
            NUMBER                         DESCRIPTION
            -------                        -----------

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

             10.23. Settlement Agreement dated January 1996 between James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees. Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.2 of 3CI's report on Form 8-K/A filed December 28, 1994).

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


                                  3CI COMPLETE COMPLIANCE
                                  CORPORATION
                                  (Registrant)

Dated: February 14, 1997

                                  By: /s/ Charles D. Crochet
                                     -------------------------------------
                                          Charles D. Crochet
                                                President
                                      (Principal Executive Officer)

Dated: February 14, 1997

                                  By: /s/ Curtis W. Crane
                                      ------------------------------------
                                            Curtis W. Crane, CPA
                                           Chief Financial Officer,
                                            Secretary and Treasurer
                                       (Principal Financial Officer and
                                          Principal Accounting Officer)

                               INDEX TO EXHIBITS

Ex-27   Financial Data Schedule