Form 10-Q
period 1998-03-31
3CI COMPLETE COMPLIANCE CORP
filed 1998-05-15
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _________________

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

                                 ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES [X]   NO [ ]

                                 ---------------

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      The number of shares of Common Stock outstanding as of the close of business on May 14, 1998 was 9,787,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X


                                                                                Page
                                                                               Number
                                                                               ------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of
              March 31, 1998 (unaudited) and September 30, 1997................   3

            Consolidated Statements of Operations for the three months and
              six months ended March 31, 1998 and 1997 (unaudited).............   4

            Consolidated Statements of Cash Flows for the six months ended
              March 31, 1998 and 1997 (unaudited)..............................   5

            Notes to Consolidated Financial Statements (unaudited).............   6


   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................  11

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................  12

   Item 2.  Changes in Securities..............................................  13

   Item 3.  Defaults Upon Senior Securities....................................  13

   Item 4.  Submission of Matters to a Vote
              Of Security Holders..............................................  13

   Item 5.  Other Information..................................................  13

   Item 6.  Exhibits and Reports on Form 8-K...................................  13

SIGNATURES.....................................................................  14

ITEM 1   FINANCIAL STATEMENTS


                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                            MARCH 31,      SEPTEMBER 30,
                                                                                               1998            1997
                                                                                            ----------     -------------
                            ASSETS
Current Assets:
  Cash and cash equivalents                                                                $    29,280     $      --
  Restricted cash                                                                              427,922            --
  Accounts receivable, net allowances of $762,143 and $875,144 at March 31, 1998
    and September 30, 1997, respectively                                                     3,008,573       3,559,091
  Inventory                                                                                     99,263          71,886
  Other current assets                                                                         988,711         440,373
                                                                                           -----------     -----------
    Total current assets                                                                     4,553,749       4,071,350
                                                                                           -----------     -----------

Property, plant and equipment, at cost                                                      12,241,217      10,927,159
    Accumulated depreciation                                                                (3,332,517)     (2,477,411)
                                                                                           -----------     -----------
      Net property, plant and equipment                                                      8,908,700       8,449,748
                                                                                           -----------     -----------

Excess of cost over net assets acquired, net of accumulated amortization of
  $87,488 and $74,988 at March 31, 1998 and September 30, 1997 respectively                    349,743         362,243

Other intangible assets, net of accumulated amortization of $186,380 and
  $149,104 at March 31, 1998 and September 30, 1997, respectively                              239,163         274,264
                                                                                           -----------     -----------
    Total assets                                                                           $14,051,355     $13,157,605
                                                                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Bank Overdrafts                                                                          $       --      $   156,880
  Notes payable                                                                                915,495         217,525
  Current portion of long-term debt, unaffiliated lenders                                    1,223,580       1,373,617
  Accounts payable                                                                           1,817,206       1,034,924
  Accounts payable, affiliated companies                                                       433,906         391,156
  Accrued liabilities                                                                        1,252,809       2,188,697
  Note payable majority shareholder                                                          4,796,337       4,844,217
                                                                                           -----------     -----------
    Total current liabilities                                                               10,439,333      10,207,016
                                                                                           -----------     -----------

Long-term debt unaffiliated lenders, net of current portion                                    936,640         986,467
                                                                                           -----------     -----------
    Total liabilities                                                                       11,375,973      11,193,483
                                                                                           -----------     -----------
Shareholders' Equity (deficit):
  Preferred stock, $0 01 par value, authorized 16,050,000 shares;
    Issued and outstanding 7,750,000 at March 31, 1998,                                         77,500            --
  Preferred stock, no par value, authorized 1,000,000 shares;
    Issued and outstanding 1,000,000 at September 31, 1997, respectively                                     7,000,000
  Additional Paid-in capital - preferred stock                                               7,672,500            --
  Common stock, $0 01 par value, authorized 40,450,000 shares;
    Issued and outstanding 9,221,825 at March 31, 1998
  Common stock, $0 01 par value, authorized 15,000,000 shares;
    Issued and outstanding 9,154,811 at September 31, 1997, respectively                        92,329          91,549
  Less cost of treasury stock (11,000 shares)                                                  (16,982)           --
  Additional Paid-in capital - common stock                                                 20,259,777      20,182,543
  Accumulated deficit                                                                      (25,409,742)    (25,309,970)
                                                                                           -----------     -----------
    Total Shareholders' equity (deficit)                                                     2,675,382       1,964,122
                                                                                           -----------     -----------
    Total liabilities and shareholders' equity (deficit)                                   $14,051,355     $13,157,605
                                                                                           ===========     ===========


The accompanying notes are an integral part of these financial statements

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the                For the              For the              For the
                                              Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                                                   March 31,              March 31,             March 31,            March 31,
                                                     1998                   1997                  1998                 1997
                                              ------------------     ------------------     ----------------     -----------------
Revenues                                          $4,810,576             $4,635,613             $9,411,110          $9,309,272
Expenses:
   Cost of Services                                3,500,905              3,636,821              6,938,936           7,168,109
   Depreciation and Amortization                     308,423                340,354                603,402             698,146
   Selling, general and administrative               773,416                790,384              1,541,313           1,596,157
                                                  ----------             ----------             ----------          ----------
   Net income (loss) from Operations              $  227,832             $ (131,946)            $  327,459          $ (153,140)

Other Income (expense):
Interest and other expense,                         (204,104)              (300,403)              (427,231)           (624,785)
                                                  ----------             ----------             ----------          ----------
Net income (loss) before income taxes                 23,728               (432,349)               (99,772)           (777,925)
                                                  ----------             ----------             ----------          ----------
Income taxes                                            --                     --                     --                  --
                                                  ----------             ----------             ----------          ----------
Net Income (loss)                                 $   23,728             $ (432,349)            $ ( 99,772)         $ (777,925)
                                                  ==========             ==========             ==========          ==========
Weighted average shares outstanding                9,160,147              9,034,811              9,106,659           9,034,811
                                                  ==========             ==========             ==========          ==========
Net income (loss) per common share                $     0.01             $    (0.05)            $    (0.01)         $    (0.09)
                                                  ==========             ==========             ==========          ==========

The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the            For the
                                                                   Six Months Ended    Six Months Ended
                                                                       March 31,          March 31,
                                                                         1998               1997
                                                                     -----------         -----------
Cash flow from operating activities:
  Net loss                                                               (99,772)          (777,925)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        603,402            698,146
    Change in assets and liabilities, net
      (Increase) decrease in restricted cash                            (427,922)              --
      (Increase) decrease in accounts receivable, net                    550,518         (1,303,140)
      (Increase) decrease in inventory                                   (27,377)           (14,324)
      (Increase) decrease in prepaid expenses                           (548,338)          (606,193)
      Increase (decrease) in accounts payable                            782,282            237,296
      Increase (decrease) in accounts payable,
        affiliated companies                                              42,750             36,000
      Increase (decrease) in accrued liabilities                        (935,888)          (338,762)
                                                                     -----------         ----------
          Total adjustments to net loss                                   39,427         (1,290,977)
                                                                     -----------         ----------
          Net cash provided by (used in) operating activities            (60,345)        (2,068,902)
                                                                     -----------         ----------
Cash flow from investing activities:
  Proceeds from sale of property, plant and equipment                     59,389               --
  Purchase of property, plant and equipment                           (1,072,624)          (101,686)
                                                                     -----------         ----------
          Net cash used in investing activities                       (1,013,235)          (101,686)
                                                                     -----------         ----------
Cash flow from financing activities:
  Increase (decrease) in bank overdrafts                                (156,880)           329,412
  Proceeds from issuance of notes payable                              1,019,471            926,392
  Principal reduction of notes payable                                  (321,501)          (404,133)
  Proceeds from issuance of long-term debt                               286,836            425,717
  Reduction of long-term debt, unaffiliated lenders                     (410,604)          (872,800)
  Repurchase of treasury stock                                           (16,982)              --
  Proceeds from issuance of note payable to majority
    shareholders                                                         500,000          1,766,000
  Unpaid interest added to note payable to majority
    shareholders                                                         202,520               --
                                                                     -----------         ----------
          Net cash provided in financing activities                    1,102,860          2,170,588
                                                                     -----------         ----------

Net decrease in cash and cash equivalents                                 29,280               --
                                                                     -----------         ----------
Cash and cash equivalents, beginning of period                              --                 --
                                                                     -----------         ----------
Cash and cash equivalents, end of period                             $    29,280         $     --
                                                                     ===========         ==========



The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)


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


(2)   NET INCOME (LOSS) PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share, basic earnings per share is very similar to the previously reported fully diluted earnings per share. For the six months ended March 31, 1998 and 1997, the effects of dilutive potential common shares are not considered in calculating earnings per share because their effects would be anti-dilutive to the net loss reported for these time periods. All earnings per share for all periods presented have been presented to conform to Statement 128 requirements.

Basic income (loss) per common share has been computed by dividing net income
(loss) for each weighted common shares outstanding for each period presented. In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of River Bay Corporation. As part of the River Bay acquisition the Company issued 865,500 common shares with River Bay Corporation having the option to put the shares back to the Company. As of March 31, 1998, 565,500 shares remain outstanding in connection with the acquisition and have been excluded from weighted average shares outstanding.


(3)   BUSINESS CONDITIONS

The Company has historically funded its operations, acquisitions and debt service through cash advances from its majority shareholder WSI. As a result of the Companys prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995 (the "1995 Note"), increasing the total available to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note bears interest at the prime rate and provides for the payment of interest in quarterly installments which is automatically added to the outstanding principal balance, if not paid. The 1995 Note was due and payable on December 31, 1996, but to date, the Company has requested and received monthly extensions of the maturity date. The 1995 Note is presently due and payable in full on June 30, 1998. As of September 30, 1997, 1996, and 1995, the Company has borrowed $4,844,217, $8,843,000 and $4,100,000 respectively under the 1995 Note. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock.

During fiscal year 1996, the Company received cash advances from WSI in excess of the 1995 Note. As a result, in December 1996, the Company entered into a Revolving Credit Facility of $2.7 million including deferred interest (the "1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. The NASDAQ agreed to allow the Company to remain listed, with an exception added to its trading symbol, until June 25, 1997, at which time the Company would be required to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI Series A preferred stock and canceled the 1996 Credit Facility. This conversion allowed the Company to meet the listing requirement of the NASDAQ. On June 26, 1997, the NASDAQ confirmed that the Company was in compliance with all requirements necessary for continued listing on the exchange and the exception to its trading symbol was removed. The conversion also resulted in the reduction of a portion of the outstanding indebtedness of the 1995 Note.

During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. During fiscal year 1998, the Company received a cash advance from WSI in the amount of $500,000. This advance was utilized for settlement costs and expenses incurred in the minority shareholder litigation. WSI is under no obligation to provide additional advances under the 1995 Note and could demand payment of all outstanding indebtedness under the 1995 Note at any time after June 30, 1998. During the fiscal year 1997 and continuing into fiscal 1998, the Company has continued to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the 1995 Note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets.

During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock. Also, during March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

During fiscal 1998, the Company repaid approximately $321,501 of its notes payable and approximately $410,604 of its long-term debt that became due. During the first quarter of the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 11,000 shares at a cost of $16,982 as of March 31, 1998, and an additional 2,000 shares for $2,875 as of May 12, 1998.

The nature and level of competition in the medical waste industry has remained high for several years. This condition has produced aggressive price competition and results in pressures on profit margins. The Company competes against companies which have access to greater capital resources. In order to effectively compete in the industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current majority shareholder and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

(4)   COMMITMENTS AND CONTINGENCIES

James T. Rash, et al. v. Waste Systems, Inc. et al. In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit against the Company, WSI and various Directors of the Company in the District Court of Harris County, Texas. The plaintiffs alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company denied all material allegations of the lawsuit. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and Director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company also reached reached an agreement with the plaintiffs to settle this action, which has been completed and has been approved by the court. Pursuant to the settlement, the Company has agreed to (i) issue 78,014 shares of Common Stock to the plaintiffs, (ii) issue Warrants for 1,002,964 shares of Common Stock to the plaintiffs on the basis one Warrant for every three shares of common stock owned and (iii) pay $425,000 into escrow for payment of plaintiff's attorneys' fees.

River Bay. As previously reported, on or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum. The Company was seeking damages and/or to set aside the Purchase Agreement (the "Purchase Agreement") and ancillary agreements, including a Put Option Agreement (the "Put Option Agreement") entered into in connection with the acquisition of the River Bay Assets. If otherwise enforceable, the Put Option Agreement would have required the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock.

In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks, declaratory judgment declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, unspecified compensatory damages and for punitive damages for least $1,000,000. The District Court stayed this action as well, pending arbitration. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the Purchase Agreement, they collected approximately $463,000, through October 14, 1997. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay and Marlan Baucum as defendants therein. This lawsuit sought an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Option Agreement until such time as the arbitration was completed. This action was removed by the defendants to the U.S. District Court for the Western district of Louisiana, Shreveport division in Civil Action No. 97-0578. The parties agreed to settle the suit in consideration for the Company to repurchase the remaining 565,500 shares of Common Stock related to the Put Option Agreement for $816,364. The outcome of this lawsuit did not have a material adverse effect on the Company's financial position, results of operations and net cash flows.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                                 Three Months Ended               Six Months Ended
                                                      March 31,                       March 31,
                                             --------------------------     ---------------------------
                                                 1998           1997            1998            1997
                                             -----------    -----------     -----------     -----------

Revenues                                       $ 4,811        $ 4,636         $ 9,411         $ 9,309
Costs of Services                                3,500          3,639           6,939           7,168
Selling, General and
Administrative Expense                             773            790           1,541           1,596
Net income (loss) from operations                  228           (132)            327            (153)
Other Expense and Stock Accretion, Net            (204)          (300)           (427)           (625)
Net income (loss)                                   24           (432)           (100)           (778)


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:


REVENUES:

Revenues for the three month period ended March 31, 1998, increased to $4,810,576 from revenues for the three month period ended March 31, 1997 of $4,635,613. The increase in revenue of approximately 3.8% is primarily due to an increase in the Company's direct collection revenue.

COSTS OF SERVICES:

Cost of services decreased by $135,916, or approximately 3.7%, to $3,500,905 for the three months ended March 31, 1998, as compared to $3,636,821 for the three month period ended March 31, 1997. The decrease in costs of services resulted from the continued cost reductions achieved from converting existing large customers from cardboard boxes to multi-used reusable containers, and the reduction of operating costs at the Company's treatment facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended March 31, 1998, decreased to $773,416 compared to $790,384 for the three month period ended March 31, 1997. As a percentage of revenue, the expense for the 1998 period decreased to approximately 16.1% compared to approximately 17.1% for the 1997 period. The decrease was due the reduction in the bad debt expense and labor related costs.


DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended March 31, 1998 decreased to $308,423 compared to $340,354 for the months ended March 31, 1997.


INTEREST EXPENSE decreased to $151,670 for the quarter ended March 31, 1998 from $257,791 for the three months ended March 31, 1997. This decrease is a result of WSI converting $7,750,000 of outstanding indebtedness owed by the Company to WSI into preferred stock of the Company.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997:

REVENUES:

Revenues for the six month period ended March 31, 1998, increased to $9,411,110 from revenues for the six month period ended March 31, 1997 of $9,309,272. The increase in revenue of approximately 1.1% is primarily due to an increase in the Companys direct collection revenue.

COSTS OF SERVICES:

Cost of services decreased to $6,938,936 for the six months ended March 31, 1998, compared to $7,168,109 for the six month period ended March 31, 1997. The decrease in cost of services resulted from the continued cost reductions achieved from converting existing large customers from cardboard boxes to multi-used reusable containers, lower transportation costs and the reduction of operating costs at the Company's treatment facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the six month period ended March 31, 1998 decreased to $1,541,313 compared to $1,596,157 for the six month period ended March 31, 1997. As a percentage of revenue, expenses for the 1998 period decreased to approximately 16.4% compared to approximately 17.1% for the 1997 period. The decrease was due to the reduction in legal fees, bad debt reserves and labor related costs.

DEPRECIATION AND AMORTIZATION EXPENSE for the six months ended March 31, 1998 decreased to $603,402 compared to $698,146.

INTEREST EXPENSE decreased to $301,290 for the six months month ended March 31, 1998 from $508,411 for the six months ended March 31, 1997. This decrease is a result of WSI converting $7,750,000 of outstanding indebtedness owed by the Company to WSI into preferred stock of the Company.


                         LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES:

While the Companys cash flow from operations has continued to improve, it still experienced a cash loss from operations during the six months ended March 31, 1998. This operating cash flow loss for the first six months was primarily due to the payment of settlement costs associated with the Company's minority shareholder litigation, which was settled in February 1998. The Company anticipates that it's working cash flow from operations for the remainder of fiscal year 1998 will continue to improve.

INVESTING ACTIVITIES:

During the six months ended March 31, 1998, the Company invested approximately $1,073,000 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.

FINANCING ACTIVITIES


The Company has historically funded its operations, acquisitions and debt service through cash advances from its majority shareholder WSI. As a result of the Company's prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995 (the "1995 Note"), increasing the total available to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note bears interest at the prime rate and provides for the payment of interest in quarterly installments which is automatically added to the outstanding principal balance, if not paid. The 1995 Note was due and payable on December 31, 1996, but to date, the Company has requested and received monthly extensions on a monthly basis of the maturity date. The 1995 Note is presently due and payable in full on June 30, 1998. As of September 30, 1997, 1996, and 1995, the Company has borrowed $4,844,217, $8,843,000 and $4,100,000 respectively under the 1995
Note. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock.

During fiscal year 1996, the Company received cash advances from WSI in excess of the 1995 Note. As a result, in December 1996, the Company entered into a Revolving Credit Facility of $2.7 million including deferred interest (the
"1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") regarding the Company's failure to meet listing requirements. These requirements included maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. The NASDAQ agreed to allow the Company to remain listed, with an exception added to its trading symbol, until June 25, 1997, at which time the Company would be required to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI Series A preferred stock and canceled the 1996 Credit Facility. This conversion allowed the Company to meet the listing requirement of the NASDAQ. On June 26, 1997, the NASDAQ confirmed that the Company was in compliance with all requirements necessary for continued listing on the exchange and the exception to its trading symbol was removed. The conversion also resulted in the reduction of a portion of the outstanding indebtedness of the 1995 Note.

During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. During fiscal year 1998, the Company received a cash advance from WSI in the amount of $500,000. This advance was utilized for settlement costs and expenses incurred in the minority shareholder litigation. WSI is under no obligation to provide additional advances under the 1995 Note and could demand payment of all outstanding indebtedness under the 1995 Note at any time after June 30, 1998. During the fiscal year 1997 and continuing into fiscal 1998, the Company has continued to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the 1995 Note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets.

During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock. Also, during March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

During fiscal 1998, the Company has repaid approximately $321,501 of its notes payable and approximately $410,604 of its long-term debt that became due. During the first quarter of the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 11,000 shares at cost of $16,982 as of March 31, 1998, and an additional 2,000 shares for $2,875 as of May 12, 1998.

The nature and level of competition in the medical waste industry has remained high for several years. This condition has produced aggressive price competition and results in pressures on profit margins. The Company competes against companies which have access to greater capital resources. In order to effectively compete in the industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current majority shareholder and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings -

James T. Rash, et al. v. Waste systems, Inc. et al. In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit against the Company, WSI and various Directors of the Company in the District Court of Harris County, Texas. The plaintiffs alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company denied all material allegations of the lawsuit. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and Director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company also reached reached an agreement with the plaintiffs to settle this action, which has been completed and has been approved by the court. Pursuant to the settlement, the Company has agreed to (i) issue 78,014 shares of Common Stock to the plaintiffs, (ii) issue Warrants for 1,002,964 shares of Common Stock to the plaintiffs on the basis one Warrant for every three shares of common stock owned and (iii) pay $425,000 into escrow for payment of plaintiff's attorneys' fees.

River Bay. As previously reported, on or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum. The Company was seeking damages and/or to set aside the Purchase Agreement (the "Purchase

Agreement") and ancillary agreements, including a Put Option Agreement (the "Put Option Agreement") entered into in connection with the acquisition of the River Bay Assets. If otherwise enforceable, the Put Option Agreement would have required the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock.

In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks, declaratory judgment declaring the claims of 3CI against River Bay to be subordinate to the claims of the banks, unspecified compensatory damages and for punitive damages for least $1,000,000. The District Court stayed this action as well, pending arbitration. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the Purchase Agreement, they collected approximately $463,000, through October 14, 1997. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay and Marlan Baucum as defendants therein. This lawsuit sought an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Option Agreement until such time as the arbitration was completed. This action was removed by the defendants to the U.S. District Court for the Western district of Louisiana, Shreveport division in Civil Action No. 97-0578. The parties agreed to settle the suit in consideration for the Company to repurchase the remaining 565,500 shares of Common Stock related to the Put Option Agreement for $816,364. The outcome of this lawsuit did not have a material adverse effect on the Company's financial position, results of operations and net cash flows.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.



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


                       3CI COMPLETE COMPLIANCE CORPORATION
                                    (Company)


May 15, 1998                 /s/ Charles D. Crochet
                             ---------------------------------------
                             Charles D. Crochet
                             President (Principal Executive Officer)





May 15, 1998                 /s/ Curtis W. Crane
                             ---------------------------------------
                             Curtis W. Crane
                             Chief Financial Officer, Secretary and Treasurer
                             (Principal Financial Officer
                             and Principal Accounting Officer)