Form 10-K/A
period 1997-03-30
3CI COMPLETE COMPLIANCE CORP
filed 1998-07-31
CIK 883787

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the NASDAQ Small-Cap Market System on January 6, 1998 was approximately $5,769,829 million computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 6, 1998 was 9,720,311.

              ---------------------------------------------------

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS (*)
                          ANNUAL REPORT ON FORM 10-K/A

               ---------------------------------------------------

                                                                                                    PAGE
                                                                                                    ----

                                     PART I

     Item 1.  Business..........................................................................      3
     Item 2.  Properties........................................................................     16
     Item 3.  Legal Proceedings.................................................................     17
     Item 4.  Submission of Matters to a Vote of  Security Holders..............................     19

                                     PART II

     Item 5.  Market for Registrant's Common
                 Equity and Related Stockholder Matters.........................................     20
     Item 6.  Selected Financial Data...........................................................     20
     Item 7.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations......................................................     21
     Item 8.  Financial Statements and Supplementary Data.......................................     32
     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure............................................     33

                                    PART III

     Item 10. Directors and Executive Officers of
                 the Registrant.................................................................     34
     Item 11. Executive Compensation............................................................     35
     Item 12. Security Ownership of Certain Beneficial
                 Owners and Management..........................................................     38
     Item 13. Certain Relationships and Related
                 Transactions...................................................................     39

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K........................................................     41

     Signature Page.............................................................................     42

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

         The Company owns or leases approximately 152 specially equipped trailers and 74 trucks and tractors used for the transportation of containerized waste. A summary description of the Company's operating properties is set forth below:

                                                                       Capacity
                                                                       Utilization
                                                                       Levels at 1997
                                                                       Fiscal year-end
   Location                Type of Facility             Capacity          9/30/97                Owned/Lease
   --------                ----------------             --------       ----------------          -----------

Shreveport, LA          Corporate Office                                                            Leased
San Marcos, TX          Sales Office & Transport                                                    Leased

Tulsa, OK               Sales, Transportation
                        & Transfer                                                                  Leased
Carthage, TX            Sales & Transportation                                                      Leased
Grand Prairie, TX       Sales & Transportation                                                      Leased
Metaire, LA             Sales & Transportation                                                      Leased
Fresno, TX              Transfer, & Transportation                                                  Owned
                        Station, & Sales Office

Birmingham, AL          Transportation & Sales                                                      Leased
Jackson, MS             Sales, Transfer Station,                                                  Owned Land
                        Transportation

Springhill, LA          Transportation & Sales                                                      Owned
Bismark, AR             Transfer Station, & Sales                                                   Leased
Carthage, TX            Incinerator                       30 tons/day        72%                   Operated
Springhill, LA          Incinerator                       36 tons/day        75.2%                  Owned
Birmingham, AL          Incinerator                       12 tons/day        63.2%               Incinerator Owned
Birmingham, AL          Microwave Unit                    10.8 tons/day      65.2%             Treatment Unit Owned

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

         In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al. No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have been settled by the Company's insurance carrier and the related expenditure to the Company are reflected in the current year financial statements. The resolution to these lawsuits did not a material effect on the Company's financial condition, results of operations and cash flows.
         On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum. The Company was seeking damages and/or to set aside the Purchase Agreement (the "Purchase Agreement") and ancillary agreements, including a Put Option Agreement (the "Put Option Agreement") entered into in connection with the acquisition of the River Bay Assets. If otherwise enforceable, the Put Option Agreement would have required the payment by the Company of approximately $1,700,000 for 565,000 shares of Common Stock. The arbitration proceeding was subsequently amended to include the Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, because through an independent legal action such banks were able to collect approximately $463,000 of the Company's accounts receivable that were used as a collateral under the Purchase Agreement. In settlement of the arbitration, the Company agreed to repurchase the remaining 565,500 shares of Common Stock in consideration of $861,000, of which, $100,000 was payable immediately and $761,000 is payable in monthly installments of $63,450, with the final payment due December 1, 1998.

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

         YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

         REVENUES increased to $1,041,449, or 5.9%, to $18,789,749 during the fiscal year ended September 30, 1997, from $17,748,300 for the fiscal ended September 30, 1996. This increase is primarily attributable to the Company focusing on higher margin generators. The Company has been able to achieve the increase notwithstanding continued downward pressure on pricing from the high level of competition in the industry. COST OF SERVICES increased $470,354, or 3.4%, to $14,285,834 during the year ended September 30, 1997, compared to $13,815,480 for fiscal
         1996. The increase was due to higher workers compensation insurance (an increase of $250,236), fuel costs (an increase of $173,000) and labor costs (an increase of $47,118). Cost of revenues as a percentage of revenues decreased to 76.0% during 1997 from 77.8% during 1996.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses decreased to $3,080,398 during the year ended September 30, 1997 from $4,343,246 during the year ended September 30, 1996. The decrease results was primarily attributable to the reduction of legal fees that the Company had accrued during the fiscal year ended 1996 related to its minority shareholders lawsuit. Selling, general and administrative as a percentage of revenue decreased to 16.4% in fiscal 1997 from 24.5% in fiscal 1996.

         DEPRECIATION AND AMORTIZATION expense decreased to $1,352,015 for fiscal 1997 from $2,224,161 for fiscal 1996, due principally to the impairment loss for the intangible assets in fiscal 1996.

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

         2. Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 1997, the year ended September 30, 1996, and the year ended September 30, 1995, required by Item 8 of Part II of Form 10-K, is annexed to this report as a separate section.

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


                              3CI COMPLETE COMPLIANCE CORPORATION
                              (Company)


July 30, 1998                 /s/ Charles D. Crochet
                              ----------------------------
                              Charles D. Crochet
                              President (Principal Executive Officer)


July 30, 1998                  /s/ Curtis W. Crane
                              ----------------------------
                              Curtis W. Crane
                              Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and
                              Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                DATE
---------                         -----                                ----

/s/ Charles D. Crochet            President and Director               July 30, 1998
------------------
Charles D. Crochet

/s/ Dr. Clemens Pues              Vice President and Director          July 30, 1998
--------------------
Dr. Clemens Pues

/s/ Dr. Werner Kook               Chairman and Director                July 30, 1998
--------------------
Dr. Werner Kook

/s/ Curtis W. Crane               Chief Financial Officer,             July 30, 1998
--------------------               Secretary and Treasurer
Curtis W. Crane                    (Principal Financial Officer and
                                   Principal Accounting Officer)


                                  Director                             July 30, 1998
-----------------
Juergen Thomas

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

27*            Financial Data Schedule

* Previously filed

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS OF 3CI COMPLETE COMPLIANCE CORPORATION

Report of Independent Public Accountants Heard, McElroy & Vestal, LLP ..............................          49
Report of Independent Public Accountants Arthur Andersen LLP .......................................          50
Audited Consolidated Balance Sheets -- September 30, 1997 and 1996 .................................          52
Audited Consolidated Statements of Operations for the years ended September 30, 1997, 1996
and 1995 ...........................................................................................          53
Audited Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
September 30, 1997,  1996 and 1995 .................................................................          54
Audited Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996
and 1995 ...........................................................................................          55
Notes to Audited Consolidated Financial Statements .................................................          57
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts ....................................................          72


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

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 1997 and 1996 and the results of its consolidated operations and cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

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

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                             HEARD, MCELROY & VESTAL, LLP

Shreveport, Louisiana
January 13, 1998, except
for Note 14, as to which
the date is March 20, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO 3CI COMPLETE COMPLIANCE CORPORATION:

         We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of 3CI Complete Compliance Corporation for the year ended September 30, 1995. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         The Company has consistently incurred losses for the past several fiscal years and losses have continued into fiscal 1996. The Company has historically relied on WSI funding, and such support was again necessary in fiscal 1995 and will continue to be necessary in the future. Management and the Company's board of directors implemented a business plan and long term strategy, the success of which is dependent upon the Company's ability to substantially reduce operating expenses and increase the average revenue per pound to levels sufficient to generate income and cash flow necessary to satisfy its obligations as they become due and realize the recorded value of its assets. In the absence of the Company being able to secure third party financing, WSI has provided the Company with a line of credit of $8 million (Note 5), with a maturity date of December 31, 1996, of which $4.1 million has been drawn down as of September 30, 1995. The note agreement contains various covenants, which among other things, require that the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 shall not exceed $600,000, net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall exceed $100,000, $200,000 and $300,000 respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). Management believes this note will be adequate to provide the necessary financial support to meet working capital and other requirements through December 1996. The ability of the Company to achieve its long-term business strategy is dependent upon the Company's ability to meet its business plan and obtain continued financing from WSI or third party lenders. In the event the Company does not meet its business plan or WSI does not continue to support the Company prior to and beyond December 1996 or the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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


ARTHUR ANDERSEN LLP


Houston, Texas
January 10, 1996

                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                     ASSETS                                                   1997              1996
                                                                                          -------------     -------------
Current Assets:
     Cash and cash equivalents                                                            $       --        $       --
     Restricted cash                                                                              --             130,000
     Accounts receivable, net allowances of $875,144 and $990,994 at September 30,
        1997 and 1996, respectively                                                          3,559,091         3,753,421
     Inventory                                                                                  71,886            59,045
     Other current assets                                                                      440,373           232,989
                                                                                          ------------      ------------
          Total current assets                                                               4,071,350         4,175,455
                                                                                          ------------      ------------

Property, plant and equipment, at cost                                                      10,927,159        11,396,144
     Accumulated depreciation                                                               (2,477,411)       (2,933,525)
                                                                                          ------------      ------------
          Net property, plant and equipment                                                  8,449,748         8,462,619
                                                                                          ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization of
     $74,988 and $49,988 at September 30, 1997 and 1996, respectively                          362,243           387,243
Other Intangible assets, net of accumulated amortization of $149,104 and
     $74,552 at September 30, 1997 and 1996, respectively                                      274,264           349,502
                                                                                          ------------      ------------
     Total assets                                                                         $ 13,157,605      $ 13,374,819
                                                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Bank Overdrafts                                                                      $    156,880      $     34,382
     Notes payable                                                                             217,525           211,928
     Current portion of long-term debt, unaffiliated lenders                                 1,373,617         1,314,290
     Accounts payable                                                                        1,034,924         1,866,223
     Accounts payable, affiliated companies                                                    391,156           319,156
     Accrued liabilities                                                                     2,188,697         2,361,006
     Note payable majority shareholder                                                       4,844,217         8,842,969
                                                                                          ------------      ------------
          Total current liabilities                                                         10,207,016        14,949,954
                                                                                          ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                                    986,467           742,400

                                                                                          ------------      ------------
          Total liabilities                                                                 11,193,483        15,692,354
                                                                                          ------------      ------------

Accrued stock put option (565,500 common stock at $3.00 per share)                                --           1,696,500

Shareholders' Equity (deficit):
     Preferred stock, no par value, authorized 1,000,000 shares;
          Issued and outstanding 1,000,000 shares and none at September 30, 1997
          and 1996, respectively                                                             7,000,000              --
     Common stock, $0.01 par value, authorized 15,000,000 shares; Issued and outstanding 9,154,811 and 9,900,311 shares at September 30, 1997 and
          1996, respectively                                                                    91,549            99,004
     Additional Paid-In capital                                                             20,182,543        20,108,743
     Accumulated deficit                                                                   (25,309,970)      (24,221,782)
                                                                                          ------------      ------------
          Total Shareholders' equity (deficit)                                               1,964,122        (4,014,035)
                                                                                          ------------      ------------
          Total liabilities and shareholders' equity (deficit)                            $ 13,157,605      $ 13,374,819
                                                                                          ============      ============


   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE           FOR THE           FOR THE
                                                         YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                            1997              1996              1995
                                                        -------------     -------------     -------------

Revenues                                                $ 18,789,749      $ 17,748,300      $ 16,522,025
Expenses:
     Cost of Services                                     14,285,834        13,815,480        11,756,968
     Depreciation and Amortization                         1,352,015         2,224,161         1,976,212
     Write off of intangibles (Note 12)                         --          11,385,328              --
     Write off of fixed assets (Note 3)                         --           1,183,446              --
     Selling, general and administrative                   3,080,398         4,343,246         6,996,575
                                                        ------------      ------------      ------------
     Net income (loss) from Operations                  $     71,502      $(15,203,361)     $ (4,207,730)


Other Income (expense):
Interest and other expense                                (1,159,690)       (1,053,424)         (655,080)
                                                        ------------      ------------      ------------
Loss before income taxes and accretion of stock put       (1,088,188)      (16,256,785)       (4,862,810)
                                                        ------------      ------------      ------------

Income taxes                                                    --                --                --

Accretion of stock put                                          --             (26,052)         (217,075)
                                                        ------------      ------------      ------------
Net loss                                                $ (1,088,188)     $(16,282,837)     $ (5,079,885)
                                                        ============      ============      ============

Weighted average shares outstanding                        9,064,071         8,872,348         8,530,611
                                                        ============      ============      ============

Net loss per common share                               $      (0.12)     $      (1.84)     $      (0.60)
                                                        ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                           TOTAL
                                                                                         ADDITIONAL                    SHAREHOLDERS'
                                    SHARES     PREFERRED     SHARES        COMMON         PAID-IN        ACCUMULATED       EQUITY
                                    ISSUED       STOCK       ISSUED         STOCK         CAPITAL         DEFICIT        (DEFICIT)
                                  ----------  ----------  ------------- -------------  --------------  --------------  -------------

Balance at September 30, 1994          -           -          8,222,674 $      82,227  $   18,669,402  $   (2,859,060) $ 15,892,569
Conversion of WSI debt and             -           -            416,667         4,167         995,833           -         1,000,000
accrued interest to equity
Purchase of River Bay                  -           -            865,500         8,655           -               -             8,655
Net loss                               -           -                                                       (5,079,885)   (5,079,885)
                                  ----------  ----------  ------------- -------------  --------------  --------------  ------------
Balance at September 30, 1995          -           -          9,504,841        95,049      19,665,235      (7,938,945)   11,821,339
Issuance of Med-Waste earnout
     shares                                                     145,470         1,455         196,008                       197,463
Issuance of Med-Waste
     settlement shares                                          250,000         2,500         247,500                       250,000
Net loss                                                                                                  (16,282,837)  (16,282,837)
                                  ----------  ----------  ------------- -------------  --------------  --------------  ------------
Balance at September 30, 1996          -           -          9,900,311        99,004      20,108,743     (24,221,782)   (4,014,035)
Conversion of WSI debt and
     accrued interest to equity    1,000,000   7,000,000                                                                  7,000,000
Issuance of Grafton lawsuit
     settlement shares                                          120,000         1,200          73,800                        75,000
Remove put option shares
     from equity                                               (865,500)       (8,655)                                       (8,655)
Net loss                                                                                                   (1,088,188)   (1,088,188)
                                  ----------  ----------  ------------- -------------  --------------  --------------  ------------
Balance at September 30, 1997      1,000,000  $7,000,000      9,154,811 $      91,549  $   20,182,543  $  (25,309,970) $  1,964,122




   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE            FOR THE            FOR THE
                                                                                YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                              SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                                  1997               1996               1995
                                                                              --------------    ---------------    ---------------

Cash flow from operating activities:
  Net loss                                                                       $(1,088,188)     $(16,282,837)     $(5,079,885)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    (Gain) loss on disposal of fixed and intangible assets                           (24,078)             --               --
    Depreciation and amortization                                                  1,352,015         2,224,161        1,976,212
    Accretion of stock put                                                              --              26,052          217,075
    Discount on bank note                                                               --                --            (50,000)
    Write off of impaired intangible assets                                             --          11,385,328             --
    Write off of fixed assets                                                           --           1,183,446             --
    Change in assets and liabilities, net of effect of purchase of River Bay
      (Increase) decrease in restricted cash                                         130,000           (30,000)           5,364
      (Increase) decrease in accounts receivable net                                 194,330          (782,916)         785,155
      (Increase) decrease in inventory                                               (12,841)           31,339           (8,521)
      (Increase) decrease in prepaid expenses                                       (207,384)           (5,005)           9,000
      (Increase) decrease in other current assets                                        685           (45,098)           5,376
      Increase (decrease) in accounts payable                                       (831,299)          573,709       (1,330,009)
      Increase (decrease) in accounts payable, affiliated companies                   72,000            12,110          304,230
      Increase (decrease) in accrued liabilities                                    (172,309)         (197,628)         722,349
                                                                                 -----------      ------------      -----------
         Total adjustments to net loss                                               501,119        14,375,498        2,636,231
                                                                                 -----------      ------------      -----------
         Net cash provided by (used in) operating activities                        (587,069)       (1,907,339)      (2,443,654)
                                                                                 -----------      ------------      -----------

Cash flow from investing activities:
  Proceeds from sale of property, plant and equipment                                248,873            61,986          212,995
  Purchase of property, plant and equipment                                       (1,416,758)       (1,679,675)      (1,246,893)
  Increase in intangible assets                                                         --                --            (90,000)
                                                                                 -----------      ------------      -----------
        Net cash used in investing activities                                     (1,167,885)       (1,617,689)      (1,123,898)
                                                                                 -----------      ------------      -----------

Cash flow from financing activities:
  Increase in bank overdrafts                                                        122,498            34,382             --
  Proceeds from issuance of notes payable                                          1,018,404           521,542          584,549
  Principal reduction of notes payable                                            (1,012,807)         (536,115)        (863,844)
  Reduction of capital lease obligations                                                --                --            (60,089)
  Reduction of put option                                                           (861,421)             --               --
  Proceeds from issuance of long-term debt, unaffiliated lenders                     931,006         1,221,411          363,320
  Reduction of long-term debt, unaffiliated lenders                               (1,443,975)       (2,637,717)      (1,658,470)
  Proceeds from issuance of note payable to majority shareholders                  2,303,000         4,000,000        5,100,000
  Unpaid interest added to note payable to majority shareholders                     698,249           842,969
                                                                                 -----------      ------------      -----------
                                                                                   1,754,954         3,446,472        3,465,466
                                                                                 -----------      ------------      -----------

Net decrease in cash and cash equivalents                                               --             (78,556)        (102,086)
                                                                                 -----------      ------------      -----------

Cash and cash equivalents, beginning of period                                          --              78,556          180,642
                                                                                 -----------      ------------      -----------

Cash and cash equivalents, end of period                                         $      --        $       --        $    78,556
                                                                                 ===========      ============      ===========



   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               FOR THE          FOR THE             FOR THE
                                                              YEAR ENDED       YEAR ENDED          YEAR ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,
                                                                 1997             1996                1995
                                                            --------------   ----------------   ----------------
Supplemental disclosures:
     Cash paid for interest                                   $   203,980      $   241,294        $   304,870
                                                              ===========      ===========        ===========

     Cash paid for taxes                                      $      --        $      --          $      --
                                                              ===========      ===========        ===========

Investing and financing activities not affecting cash:
     Purchase of net assets (1)                               $      --        $ 1,679,675        $ 3,691,345
                                                              -----------      -----------        -----------
     Increase in long-term debt and other liabilities (1)            --         (1,679,675)        (3,691,345)
                                                              -----------      -----------        -----------
          Cash affect                                         $      --        $      --          $      --
                                                              ===========      ===========        ===========

Increase in shareholders' equity                              $ 7,000,000      $   443,508        $ 1,000,000
                                                              -----------      -----------        -----------
Conversion of debt and accrued interest                        (7,000,000)        (443,508)        (1,000,000)
                                                              -----------      -----------        -----------
          Cash effect                                         $      --        $      --          $      --
                                                              ===========      ===========        ===========

Increase in shareholders' equity                              $    75,000      $     3,955        $     8,655
                                                              -----------      -----------        -----------
Fair value of common stock issued for acquisition (1)             (75,000)          (3,955)            (8,655)
                                                              -----------      -----------        -----------
          Cash effect                                         $      --        $      --          $      --
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

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF PRESENTATION

      3CI Complete Compliance Corporation (the "Company" or "3CI"), a Delaware corporation, is engaged in the collection, transportation and incineration of biomedical waste in the southeastern and southwestern United States. In February 1994, subsidiaries of 3CI acquired all the assets and business operations of American Medical Transports Corporation ("AMTC"), an Oklahoma corporation, and A/MED, Inc. ("A/MED"), a Delaware corporation. Both AMTC and A/MED were engaged in businesses similar to that of 3CI. Waste Systems, Inc. ("WSI"), a Delaware corporation, was the majority shareholder of both AMTC and A/MED (the "Companies"). Additionally, in February 1994, WSI purchased 1,255,182 shares of 3CI common stock ("Common Stock") from American Medical Technologies ("AMOT").

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

      In October 1992, Medical Environmental Disposal, Inc., a wholly-owned subsidiary of WSI was merged with and into AMTC, with AMTC being the surviving corporation.

PREDECESSOR TO 3CI

      Prior to the merger with AMTC and A/MED, 3CI was a majority owned subsidiary of AMOT. In September 1991, AMOT purchased the business and assets and assumed certain liabilities of 3CI and 3CI Transportation Systems Corporation (the "Predecessor Companies"), both existing Texas corporations that had been in the medical waste disposal business since 1989 and 1990, respectively. 3CI began operations when AMOT contributed substantially all the net assets and business operations of the Predecessor Companies to 3CI. In April 1992, the Company completed an initial public offering of Common Stock whereby 800,000 shares were sold by the Company and 580,000 shares were sold by AMOT.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of 3CI and its divisions and/or subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      For years ended prior to September 30, 1996 the consolidated financial statements included the Company and its wholly-owned subsidiaries, 3CI Acquisition Corp./AMTC and 3CI Acquisition Corp./A/MED. During the year ended September 30, 1996, the subsidiaries were merged into 3CI Complete Compliance Corporation. Accordingly, for the year ended September 30, 1997 and 1996, the financial statements include the accounts of 3CI and its operating divisions and do not include any subsidiary entities.

SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

      The Company has consistently suffered losses for the past several fiscal years, and losses have continued in fiscal 1998. As of September 30, 1997, the Company has a working capital deficit of $6,135,666. The Company has historically relied on WSI, the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1997. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million under the Promissory Note dated September 30, 1995, which provides for deferred interest with cash advances not to exceed $7.4 million, of which $4.8 million including deferred interest and $4.9 million including deferred interest has been drawn as of September 30, 1997, and December 31, 1997. During the fiscal year ended September 30, 1996, WSI made additional cash advances that were in excess of the principal in the original Promissory Note, and the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with a maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Revolving Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Revolving Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 had a due date of December 31, 1996 of which the Company has requested from and received an extension to discuss with WSI the possibility of restructuring the terms of such Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with these requirements, the NASDAQ Stock Market, Inc. allowed the Company to remain listed with an exception added to its trading symbol. The NASDAQ Stock Market, Inc. gave the Company until June 25, 1997, to meet the listing requirements. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirements of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market, Inc. informed the Company that it had been found to be in compliance with all requirements necessary for continued listing on the exchange, and the exception to its trading symbol had been removed. In connection with the conversion of debt to preferred stock, WSI canceled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since the year ended September 30, 1997, the Company has not requested nor received any cash advances from WSI. WSI is under no obligation to provide additional advances and could demand payment on the debt at any time. During the fiscal year of 1997, the Company had began to have discussions with a third party lender to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the September 30, 1995 Promissory Note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

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


PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In March 1995, the FASB issued Statement No. 121 ("Statement No. 121"), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company adopted Statement No. 121 in 1996 and, has completed an analysis to determine the impact. Prior to the adoption of Statement No. 121, in the course of preparing its financial statements, the Company routinely reviewed assets for impairment by reviewing expected future undiscounted net cash flows.

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

      In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. This pronouncement will be effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Because the Company does not presently have any "items of other comprehensive income", adoption of this standard should not have a significant impact on the Company's financial statements.

INCINERATION RIGHTS AND PERMITS

      The incineration rights represent amounts capitalized pursuant to the reverse merger of 3CI for incineration contracts with the cities of Carthage and Center, Texas (the "Cities"), which own the incineration facilities. The amortization of the incineration rights commences at the start of the contract and is amortized on the straight-line method over nine years, which corresponds to the contract periods. Costs associated with the permits are being amortized over the life of the contracts. See Note 12 for write-off of incineration rights and permits.

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

      See Note 12 for write-off of intangibles during the fiscal year 1996.

REVENUE RECOGNITION

      The Company recognizes revenue from the treatment of medical waste in the period in which the wastes are treated.

NET LOSS PER SHARE

      Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. For the years ended September 30, 1997, 1996 and 1995, the weighted average common shares outstanding were 9,064,071, 8,872,348, and 8,530,611, respectively. The 865,500 shares issued in connection with the acquisition of River Bay Corporation ("River Bay") have been excluded from weighted average shares outstanding. The accretion of the Stock Put Option (Note 2) is reflected as a reduction of net income in determining net income to common shareholders.

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

INCOME TAXES

      The Company utilizes the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts.

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

2.     BUSINESS ACQUISITIONS:

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

      Pursuant to a Put Option Agreement with River Bay, as amended ("Put Option Agreement"), the Company, in October 1995, repurchased 300,000 of the shares of Common Stock issued in connection with acquisition in consideration for its promissory note in the original principal amount of $900,000 ($3.00 per share) and providing for monthly principal payments ranging from $25,000 to $75,000, plus interest, through January 1997. Pursuant to the Put Option Agreement, the Company is obligated to repurchase the remaining 565,500 shares of 3CI Common Stock issued in connection with the acquisition at the option of River Bay, from February 1, 1997 until April 1, 1997 for $3.00 per share. The liability associated with the Put Option Agreement covering the remaining shares is included in Accrued Stock Put Option on the accompanying balance sheet as of September 30, 1996. River Bay exercised its Put Option on or about February 14, 1997, for the Company to repurchase the 565,500 shares of Common Stock. On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas against River Bay and Marlan Baucum seeking to set aside the Purchase Agreement (the "Purchase Agreement") entered into between the Company and those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including the Put Option Agreement which, if otherwise enforceable, would have required the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI Common Stock. In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson Division in Civil Action No. 3:97cv249BN. The Smith County Bank and Bank of Raleigh prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon said banks, the claims of 3CI against River Bay to be subordinate to the claims of the banks, unspecified compensatory damages, and punitive damages of at least $1,000,000. In April 1997, the Bank of Raleigh and Smith County Bank gave notice to certain customers in the River Bay division that the Company was in default of the Put Option Agreement and that its payments should be directly made to the Bank of Raleigh and Smith County Bank. From these efforts the Bank of Raleigh and Smith County Bank collected $463,000 of the Company's accounts receivables that were pledged in the Purchase Agreement. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay and Marlan Baucum as defendants therein. This lawsuit sought an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Option Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. On or about October 14, 1997, the parties settled the lawsuits. In the settlement, the Company agreed to repurchase the remaining 565,500 shares of Common Stock related to the Put Option Agreement, at a price of $816,364, with payments ranging from $100,000 to $63,500. This liability is recorded in the financial statements at September 30, 1997.

      The obligations of the Company under the Put Option Agreement and its promissory notes payable to WSI are secured by a security interest in certain of the assets purchased from River Bay and future accounts receivable attributable to the assets acquired from River Bay.

      River Bay has been engaged in the business of medical waste management services in Mississippi, Tennessee, Florida, Georgia and Alabama.


3.   PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consists of the following:

                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                 1997                 1996                USEFUL LIFE
                                            --------------        ---------------       ----------------
Land                                        $     590,600         $    590,600
Buildings and improvements                      1,622,026            1,537,836            3-40 years
Transportation equipment                        3,286,537            3,917,390            5-10 years
Machinery and equipment                         5,098,484            4,859,445            5-20 years
Furniture and fixtures                            329,512              490,873            3-10 years
                                            -------------         ------------
                                            $  10,927,159         $ 11,396,144
                                            -------------         ------------

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

         Set forth below is a summary of the write-offs relating to fixed assets during fiscal 1996:

         Buildings $12,700

         During 1996, it was necessary to replace the refractory in one of the Company's incinerator due to the normal wear and tear. There was a net book value of $12,700 of the previously capitalized refractory that is being written-off.

         Leasehold Improvements $80,000

         During 1996, the Company updated and refurbished several of its transportation and incinerator locations. Management believed the updating and refurbishment was necessary to make the locations more functional and efficiently operational. Also the Company made an operational decision to close its Austin, Texas, transportation location. This closure was made in order to reduce operating costs and personnel costs. Previous leasehold improvement costs which were being amortized over the life of the lease (the lease was terminated due to this decision to close the location) were written-off as they remained a part of the leased building.

         Transportation Equipment $500,982

         In February 1994, at the time of the reverse merger of the Company, 3CI had a lease agreement which was accounted for as a Capitalized Lease and was being depreciated over the term of the lease agreement. During 1996, the Company made a decision to terminate the lease agreement early due to the high cost of maintenance of the leased transportation equipment. The Company had also, capitalized other costs associated with these leased assets. As the transportation equipment was returned it was necessary to write the remaining capitalized net book value off of $500,982.

         Reusable Containers $12,000

         In 1996, the Company made an operational decision to move a portion of their customer base from disposable cardboard boxes to reusable plastic containers. A significant investment was then made in reusable plastic containers and based upon its prior operating experience with the reusable containers, the Company estimated that a three (3) year life was more reflective of the reusable containers than a five (5) year life. In previous periods the Company had estimated that the life of reusable containers was five (5) years. Due to this change in estimate the Company wrote-off previously capitalized reusable containers with a net book value of $12,000.

         Machinery & Equipment $88,000

         During fiscal 1996, it was necessary to change the bags inside the scrubber at an incinerator as these bags became excessively worn and the integrity of the bags were beginning to deteriorate. These bags had a remaining net book value of $22,200 that were written-off as they were no longer able to remain in service. Also, there is a write-off of a previously capitalized major improvement that was done to the upper chamber of the incinerator. During 1996, there was a major improvement completed in the upper chamber and the previously capitalized improvement was written-off at its net book value of $28,405. In the River Bay division, machinery and equipment with a net book value of $37,395 was written-off.

         Computer & Software $490,000

         During 1994 and 1995, the Company, began capitalizing cost associated with one of the Company's bar coding systems and an accounting system that would streamline the paperwork from the transportation locations, to the incinerators, to ultimately the accounting department (production/billing/accounting system). This was put into service in fiscal 1995 and was being amortized. During fiscal 1996, due to continued problems in the ongoing training of employees on the use of the software and the prohibitive expense of replacing hardware due to harsh conditions, management determined the bar coding system was no longer cost effective and abandoned the project and appropriately wrote-off the unamortized costs. The write-off of these capitalized costs totaled $472,000. The Company also wrote-off previously capitalized accounting software with a remaining net book value of $18,000 that was acquired in a previous acquisition (River Bay asset acquisition), as this software was abandoned when the River Bay division was integrated in the fourth quarter of 1996 into the 3CI accounting system.

4.       NOTES PAYABLE:

                                                                   September 30,        September 30,
                                                                       1997                  1996
                                                                --------------------  -------------------
           Notes payable to an insurance company, due in
           monthly installments including interest of 7% to
           9% through March 1998, unsecured                          217,525              211,928
                                                                     =======              =======

5.       LONG-TERM DEBT:

         Long-term debt - unaffiliated lenders consists of the following:

                                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                                          1997                  1996
                                                                    -----------------    -----------------
           Note payable to prior owner of Incendere, at an
           annual adjustable interest rate generally ranging
           between 7.5% to 9.75%, with 34% of interest being
           paid quarterly and 66% of interest deferred and
           added to principal until May 21, 1995. Thereafter,
           principal and interest are due in equal monthly
           installments until maturity on May 21, 1998,
           convertible into common stock at $3.00 per share,
           secured by substantially all of the assets of A/MED         $     240,919        $     615,166

           Notes payable for purchased vehicles and equipment
           held as collateral, due in monthly installments,
           including interest, at rates ranging from 7% to
           16.75%, maturing through 2002                                   1,302,802              991,008

           Note Payable to Stone Container Corp. due in monthly
           payments with interest at 10% through 1997                            --                74,539

           Notes Payable to River Bay Corporation due in monthly
           payments with interest of 8.75% through December 1998,
           secured by accounts receivables, equipment, and common
           stock                                                             816,364              375,977

                                                                       -------------        -------------
                                                                           2,360,085            2,056,690
           Less-Current portion                                           (1,373,618)          (1,314,290)
                                                                       -------------        -------------
                                                                       $     986,467        $     742,400
                                                                       -------------        -------------

Long-term debt - majority shareholder consists of the following:

                                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                                          1997                  1996
                                                                    -----------------    -----------------
           Revolving note payable to WSI, bearing interest
           at the prime rate, due December 31, 1996 with
           interest payable quarterly                                  $   4,844,217         $  8,842,969

           Less-current portion                                           (4,844,217)          (8,842,969)
                                                                       -------------        -------------
                                                                       $        --           $       --
                                                                       -------------        -------------

         Effective April 1995, WSI purchased an additional 416,667 shares of Common Stock of 3CI at $2.40 per share in consideration for the conversion of a $1,000,000 non-interest bearing cash advance made by WSI to the Company in November 1994.

         In February, March, April, May and July 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 Revolving Promissory Note, to be funded at the discretion of WSI, which was utilized to repay the advances not converted to Common Stock. This Revolving Promissory Note was renegotiated in September 1995 increasing the total available to $8,000,000 including interest with the principal portion not to exceed $7,400,000. The note bears interest at the prime rate and was payable on December 31, 1996. Interest is payable in quarterly installments which are automatically added to the outstanding balance, if not paid. The note agreement contains various covenants that among other things require the Company's net after tax loss before stock accretion for the 3 months ended December 31, 1995 shall not exceed $600,000; the net after-tax income for the 3 months ended March 31, 1996, June 30, 1996 and September 30, 1996 shall be at least $100,000,
$200,000 and $300,000, respectively (excluding any expenses connected with litigation commenced prior to September 30, 1995). Due to continuing losses the Company was not in compliance with the loan covenants described above. In each of the quarters for the fiscal years ending 1997 and 1996 the Company has requested and received financial waivers and extension of the notes from WSI related to each of the quarters. Due to the additional cash advances that were made in excess of the principal in the original Promissory Note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with maturity date of February 28, 1997. In June 1997, WSI converted $7,000,000 of their Promissory Notes with 3CI to preferred stock. The Company issued 1,000,000 shares of Series A Convertible Preferred Stock, with no par value ("Series A Preferred Stock"), at $7.00 per share or $7,000,000, to WSI, the Company's majority shareholder. The preferred shares have cumulative dividends from the second anniversary of the original issuance date of the Series A Preferred Stock, at the rate of $.5775 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Accruals of dividends shall not bear interest.

         Payments due on long-term debt, during each of the five years subsequent to September 30, 1997 are as follows:

           1998 ..........................................................            $6,217,834
           1999 ..........................................................               661,864
           2000 ..........................................................               313,936
           2001 ..........................................................                 7,390
           2002 ..........................................................                 3,277

         The total interest expense was $902,229, $871,910 and $666,157 for the years ended September 30, 1997, 1996 and 1995, respectively.

6.        INCINERATION CONTRACTS:

        The Company is a party to exclusive incineration contracts with the Cities whereby the Company is guaranteed minimum weekly burn capacity and is required to pay fees to the Cities based on the total pounds incinerated. These contract rights were obtained in exchange for the Predecessor Companies purchasing certain equipment for the Cities' incinerators which enabled the Cities to meet all current federal and state emissions control standards. Due to problems arising from contractual agreements with the City of Center, the Company is presently not utilizing the incinerator at the City of Center for the treatment of medical waste. The Company is no longer using the incinerator in the City of Center and does not believe that discontinuing that use will have a material effect on the Company's business.

        The City of Carthage requires minimum annual payments under the combined contracts as follows:

                                                                                MINIMUM REQUIRED
                  FOR THE YEAR ENDED SEPTEMBER 30,                                  PAYMENTS
                 --------------------------------------------------------     -----------------------

                 1998 ...................................................                  1,000,000
                 1999 ...................................................                  1,000,000
                 2000 ...................................................                  1,000,000
                                                                                        ------------
                                                                                        $  3,000,000
                                                                                        ============

        In the event the Company fails to meet the minimum amounts of annual guarantees to the City of Carthage, after giving effect to amounts paid above prior years' annual required minimums (on a cumulative basis), the City of Carthage has the option to terminate the Company's exclusive incineration rights.

        The Company had a minimum guaranteed payment to the City of Carthage, for incineration fees for the years ended May 31, 1997, 1996, and 1995, of $1,000,000, $716,000, and $596,250, respectively. In the years ended May 31, 1997, 1996, and 1995 the Company paid incineration fees of $1,401,692, $843,000, and $750,000, respectively to the City of Carthage. The Company also had minimum guaranteed payments to the City of Center, for incineration fees for the years ended May 31, 1997, 1996, and 1995, of $762,000, $695,000, and $495,250, respectively. In the years ended May 31, 1996, and 1995 the Company paid incineration fees of $779,000 and $551,000 respectively to the City of Center, in accordance with terms of the contract, thereby meeting the annual minimum fees required.

        In August 1996, the Company discontinued use of the City of Center facility, due to the City of Center's breach of the exclusivity portion of the contract. The original agreement between the Company and the City of Center which was executed on August 22, 1990, gave the Company the exclusive and sole right to dispose of medical waste at the City of Center's resource recovery facility. The Company discovered that the City of Center breached its exclusivity portions of the 1990 agreement, as amended on or about October 27, 1994. Due to this breach of contract, the Company does not believe that minimum guaranteed payment is due to the City of Center. Despite not having the ability to treat waste at the City of Center's resource recovery facility, the Company has ample treatment capacity to dispose of its medical waste. The Company believes that the effect of not utilizing this treatment facility has not and will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Included in cost of sales for the years ended September 30, 1997, 1996 and 1995, is $1,429,097, $1,542,842 and $1,348,355, respectively, related to incineration costs at the Cities since the reverse merger.


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

                                                SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                    1997              1996             1995
                                                -------------     ------------     -------------
Deferred income tax liabilities -
   Property and equipment                       $  1,461,197      $ 1,115,998      $   771,017
   Other                                              68,735           67,200           92,513
      Total deferred income tax liabilities        1,529,932        1,183,198          863,530
Deferred income tax assets
   Net operating loss carryforward                 8,768,841        7,910,438        3,712,934
   Bad debt reserves                                 301,603          344,468          452,610

Other                                              1,402,858          940,358          523,553
                                                ------------      -----------      -----------
   Total deferred income tax assets               10,473,302        9,195,264        4,689,097
Valuation allowance                               (8,943,370)      (8,012,066)      (3,825,567)
                                                ------------      -----------      -----------
   Net deferred income tax asset                  (1,529,932)      (1,183,198)        (863,530)
                                                ------------      -----------      -----------

Total deferred income tax assets and
   Liabilities                                  $       --        $      --        $      --

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

8.      STOCK OPTION PLAN:

        In conjunction with the business acquisition described in Note 1, a stock option plan (the "Plan") approved by 3CI's previous shareholders in 1992 totaling 500,000 shares remained in effect. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option". The exercise price equals or exceeds the market price as of the grant date. At September 30, 1995, the Company had 230,000 shares outstanding under options for two officers and one former officer of the Company, of which all were exercisable, at option prices of $3.00 to $4.00 per share. During 1995, the Company reduced the total shares available under the Plan to 375,000 shares, resulting in 145,000 available for future issuance as of September 30, 1997 and 1996.

        During the years ended September 30, 1997 and 1996, 140,000 of the 230,000 option shares described above were canceled and a net of 47,500 option shares were issued. As of September 30, 1997, a total of 137,500 option shares are outstanding and a total of 237,500 option shares are available for issuance under the Plan. The outstanding option shares vest monthly over a three-year period. As of the year ended September 30, 1997, the exercise prices of all options granted under the Plan have always exceeded the market price of the Company's Common Stock.

9.      CONCENTRATION OF CREDIT RISK:

        The Company's customers are concentrated in the medical industry and, therefore, changes in economic, regulatory and other factors which affect the medical industry may impact the Company's overall credit risk. The Company monitors the status of its receivables including follow-up directly with customers on past due balances.

10.     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

        SFAS No. 107,Disclosure of Financial Instruments, requires companies to disclose the fair value of each class of financial instruments for which it is practical to estimate that value and for which the recorded value significantly differs from the fair market value. The Company's primary financial instruments are accounts receivable, notes payable, accounts payable, and accrued liabilities. The fair value of accounts receivable approximates its carrying amount. Because of the absence of availability of alternative financing and the substantial doubt about the Company's ability to continue as a going concern, it is not practical to estimate the fair values of notes payable, accounts payable and accrued liabilities.

11.     RELATED PARTY TRANSACTIONS:

        In April 1995, WSI purchased an additional 416,667 shares of 3CI common stock in consideration for the conversion by WSI of a $1,000,000 non-interest bearing cash advance made by WSI to the Company in November 1994 ($2.40 per share).

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

        Since September 30, 1996, WSI has made additional cash advances to the Company totaling $960,000 including interest. Due to the additional cash advances that have been made in excess of the principal in the original Promissory Note, the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with a maturity date of February 28, 1997. The Promissory Note dated September 30, 1995 has a due date of December 31, 1996 of which the Company has requested from and received a 30 day extension until January 31, 1997 to discuss with WSI the possibility of restructuring the terms of such Promissory Note.

        In June 1997, WSI, converted $7,000,000 of their Promissory Notes with 3CI preferred stock. The Company issued 1,000,000 shares of Series A Preferred Stock at $7.00 per share or $7,000,000 million to WSI, the Company's majority shareholder. The preferred shares have cumulative dividends from the second anniversary of the original issuance date of the Series A Preferred Stock, at the rate of $.5775 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Accruals of dividends shall not bear interest.

        In February 1995, the Company expensed approximately $310,000 for certain services provided to the Company and for reimbursement of expenses incurred on behalf of the Company.

        Through 1996 and 1997, the Company shared certain facilities, personnel and administrative services with WSI. The related costs allocated to the Company were based on management's estimates of time expended by personnel on, or benefit received by the Company for such periods.

        The Company had loans from WSI, its majority shareholder, outstanding during 1997, 1996 and 1995. Related interest expense in the amount of $698,248, $585,468, and $157,500 was recorded for the years ended September 30, 1997, September 30, 1996, and September 30, 1995, respectively.

        During 1996, the Company made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms company during fiscal years ended September 30, 1996 and 1997, totaled $22,000 and $62,000, respectively.

12.     INTANGIBLE ASSET WRITE-OFF:

        In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An evaluation of the fair value of the assets associated with the Company's operations resulted in the determination that certain intangible assets were impaired. The impaired assets were written down by $11,385,328. Fair value was based on the estimated future cash flows to be generated by these intangible assets. This write down is included in the "Write off of Intangibles" amount for fiscal 1996 on the Consolidated Statements of Operations. During the fiscal year of 1995, the Company's majority shareholder sent an advisor to the Company to review ongoing operations of the Company and to make recommendations as to achieve profitability. From this review the Company developed specific detail plans for its fiscal year ending September 1996. In September 1995, management put together a business plan for the fiscal year ending September 30, 1996. The Board of Directors reviewed the plan in detail and after thorough consideration in every aspect, the plan was approved by the Board of Directors. The Chairman of the Board met with key operating personnel and officers of the Company to discuss the actions to be taken. Additionally the Board installed a new officer to oversee the operations and implementation of its plan. The business plan for the fiscal year ended September 30, 1996, included cost reductions and a small amount of price increases. As the fiscal year began to develop key operating objectives of the business plan were not being achieved. In one of the Company's key operating territories (Houston, Texas), a competitor opened a treatment facility that significantly increased the capacity to treat waste and by the competitors desire to fill the capacity, the competitor began deep discount pricing to fill the capacity of the new treatment facility. Also, the Company did not bring its newly constructed incinerator into full operational use until March 1996, the business plan had projected the incinerator to be fully operational in January 1996. As the losses continued, the Company prepared a forecast based on the best available business information. This forecast was prepared in the fourth quarter of 1996. Because of the forecasted continued losses it became apparent that an impairment of long-lived assets had occurred.

13.     COMMITMENTS AND CONTINGENCIES:

        In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al., No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty, breach of contract, and "thwarting of reasonable expectations," and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995, and has alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys' fees incurred in the Company's defense could have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations and cash flows. The Company has reached an agreement in principle with some, but not all, of the plaintiffs for the settlement of this action. The execution of the appropriate documentation to evidence this settlement has been completed and both parties are awaiting court approval which is set for late February 1998. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company accrued an amount in its fiscal year ended 1996 and 1995 financial statements which closely approximates the actual settlement.

        In June 1995, the former stockholders of Med-Waste Disposal Service, Inc. ("Med-Waste") filed suit in James H. Shepherd, et al v. 3CI Complete Compliance Corporation, et al., No. C.V.-95-1441-1 in the Circuit Court of Hot Springs County, Arkansas, against the Company and various current and former officers and directors of the Company. Plaintiffs have alleged violations of federal and state securities laws, breach of contract, common law fraud and negligence in connection with the acquisition of Med-Waste by the Company, and have demanded rescission, restitution, unspecified actual damages and punitive damages of $10 million, plus attorneys' fees. The case was transferred to the United States District Court of the Western District of Arkansas, Hot Springs Division and in November 1996 was subsequently transferred to the United States District Court for the Western District of Louisiana. The parties, other than Patrick Grafton, former Chief Executive Officer of the Company, have agreed to settle the suit in consideration of the issuance by the Company to the plaintiffs of 250,000 shares of Common Stock and the payment by the Company to the plaintiffs of 20% to 55% of the pre-tax profits, as defined, attributable to the assets previously acquired from Med-Waste until such time as the shares of Common Stock held by the plaintiffs become freely tradable and the market price of the Common Stock averages at least $2.50 per share over a period of 42 consecutive days. In addition, the Company and WSI have agreed to repurchase the shares of Common Stock held by the plaintiffs for $2.50 per share in certain events, including the bankruptcy of the Company or in the event WSI ceases to be the largest beneficial holder of the Common Stock. The obligations of the Company to the plaintiffs are secured by a security interest in most of the assets of the Company, and WSI has agreed to subordinate its loans to the Company, and all related security interests, to the obligations, and the related security interests, of the Company to the plaintiffs. This matter has been settled by the parties and was dismissed in its entirety on July 31, 1997, by order of the court.

        The Company accrued $250,000 in expenses, which is reflected in its September 30, 1995, financial statements, relating to the settlement of the Med-Waste lawsuit.

        In connection with an auto accident in July 1996, two suits have been filed against the Company. Ryan O'Neil Youmans & Anita Youmans v. American 3CI, et al, No. CV9604899, was filed in the Circuit Court of Jefferson County, Alabama, in August 1996. Jimmy R. Whitfield & Rhonda Whitfield v. Paul Bronger, American 3CI, et al., No. CV-96-847, was filed in the Circuit Court of Shelby County, Alabama in November of 1996. These proceedings have been settled by the Company's insurance carrier and the related expenditure to the Company are reflected in the current year financial statements. The resolution to these lawsuits did not have a material effect on the Company's financial condition, results of operations and cash flows.

        On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation ("River Bay") and Marlan Baucum seeking to set aside a Purchase Agreement (the "Purchase Agreement") entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The Company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement (the "Put Option Agreement") which, if otherwise enforceable, would require the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI Common Stock. In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks, the claims of 3CI against River Bay to be subordinate to the claims of the banks, unspecified compensatory damages, and punitive damages for least $1,000,000. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the Purchase Agreement, they collected approximately $463,000, through October 14, 1997. On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Option Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. The parties have agreed to settle the suit in consideration of the Company repurchasing the remaining 565,500 shares of Common Stock related to the Put Option Agreement for $816,364. The outcome of this lawsuit will not have a material adverse effect on the Company's financial position, result of operations and net cash flows.

        The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position, results of operations, and net cash flows.

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

        At September 30, 1997 and 1996, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. The aggregate rental expenses under such leases were $823,324, $866,203, and $735,696, for the fiscal years ended September 30, 1995, 1996, and 1997, respectively. Future minimum rentals under such leases for the following fiscal years aggregate $605,000 for 1998, $353,000 for 1999, $106,000 for 2000, $60,000
for 2001 and $135,000 thereafter.

        The Company granted River Bay security interests in certain of the assets purchased from River Bay and certain accounts receivable attributable to these purchased assets to secure future debt and the Put Option.

        The Company has agreed to pay the President of River Bay approximately $65,000 over a period of 15 months related to the settlement of certain issues. This liability is included in accrued liabilities in the September 30, 1995 and September 30, 1996 balance sheets.

        The Company has committed to reimburse WSI approximately $6,000 per month for services provided and costs incurred by the Company's vice president.

        Mr. Charles D. Crochet serves as President of the Company pursuant to an employment agreement commencing February 1994 and ending September 1995. Mr. Crochet was entitled to a salary of $6,250 per month in February and March 1994, and then $7,500 per month from April through September 1994, increasing to $9,583 per month commencing October 1994 through September 1995. This employment agreement was renegotiated and modified in August 1995, increasing Mr. Crochet's salary to $10,833 per month commencing October 1, 1995 and thereafter increases to $13,333 on October 1, 1997, and continues through May 1998. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus based on Fiscal Year Pre-Tax Profits as a percentage of revenues. The amount of such annual bonus is based on a percentage between 6% and 10% of an amount determined by the Board of Directors from an approved bonus plan, and such actual percentage depending upon the Company's Pre-Tax Profits as a percentage of revenue.

14.     SUBSEQUENT EVENTS:

        The James T. Rash, et al v. Waste Systems, Inc., et al suit (see Note
13) has been settled. Court approval of such settlement was received in February, 1998. Pursuant to the settlement, the Company has agreed to (i) transfer 78,014 shares of its Common Stock into escrow for later conveyance to the plaintiffs, (ii) transfer warrants for 1,002,964 shares of Common Stock into escrow for later conveyance to the plaintiffs on the basis of one warrant for every three shares of Common Stock owned, that are exercisable for two years from the effective date of the Settlement Agreement at a price of $1.50 per share, (iii) pay $425,000 into an escrow account to pay the plaintiffs' attorneys' fees, and (iv) obtain SEC approval, if necessary, to convert the 1,000,000 shares of Series A Preferred Stock into 7,000,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). Pursuant to the terms of the Settlement Agreement, $425,469 has been paid to the plaintiff's attorneys' for fees and 78,014 shares of Common Stock and warrants for 1,002,964 shares of Common Stock have been placed in escrow for subsequent conveyance to the plaintiffs.

        The Company, as authorized by the necessary approvals of the Board of Directors and the Company's majority stockholder, has approved the adoption of an amendment (the "Amendment") to the Company's Certificate of Incorporation, as amended, to (i) increase the authorized preferred stock, of the Company from 1,000,000 shares to 16,050,000 shares, and (ii) increase the authorized common stock, par value $.01 per share ("Common Stock"), of the Company from 15,000,000 shares to 40,450,000 shares. The Amendment was adopted to facilitate (i) the conversion of $7,000,000 of debt (the "Debt Conversion") owed by the Company to WSI, the Company's largest stockholder, in exchange for 1,000,000 shares of the Company's Series A Preferred Stock, (ii) the exchange of the Series A Preferred Stock for 7,000,000 shares of the Company's Series B Preferred Stock, and (iii) the conversion of an additional $750,000 of debt owed by the Company to WSI to 750,000 shares of the Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock").

        Series A Preferred Stock:

        In June 1997, WSI consummated the Debt Conversion by converting $7,000,000 of debt owed to it by the Company into 1,000,000 shares of Series A Preferred Stock, with no par value, at $7.00 per share or $7,000,000 to WSI. The Series A Preferred Stock has cumulative dividends from the second anniversary of the original issuance date of the Series A Preferred Stock, at the rate of $.5775 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Accruals of dividends shall not bear interest.

        The shares of Series A Preferred Stock may be redeemed at any time on or after the second anniversary of the original issuance date of the Series A Preferred Stock at the option of the Company in whole or, from time to time, in part, in any such case at a per share redemption price equal to $7.00, plus accrued dividends, if any. In case of redemption of only a part of the Series A Preferred Stock at the time outstanding, the shares to be redeemed shall be selected by lot.

        Subject to certain adjustments, the Series A Preferred Stock may be converted at any time on or after the second anniversary of the original issuance thereof into full shares of Common Stock of the Company based on a conversion rate of Series A Preferred Stock to Common Stock equal to $7.00 divided by the Market Price (as defined below) of the Common Stock on the date of the related Conversion Notice (as defined below).

        Except as otherwise required by law or expressly provided for below, the holders of Series A Preferred Stock shall have no voting rights. If and when the Company shall be in default in the payment of dividends on the Series A Preferred Stock, and such default continues for a period of two fiscal quarters, then the holders of the outstanding shares of Series A Preferred Stock, voting separately as a single class, shall become entitled to elect two directors of the Company, such additional directors to serve in addition to the directors then in office.

        Series B and Series C Preferred Stock:

        On February 23, 1998, the Nasdaq Small-Cap Market capital surplus requirement for continued listing was increased to $2,000,000 (the "New Capital Surplus Requirement"). To meet the New Capital Surplus Requirement, on February 19, 1998, the Company and WSI agreed to convert an additional $750,000 of debt owed to WSI by the Company into 750,000 shares of Series C Preferred Stock to be designated and issued to WSI, which has been completed. Such debt conversion has enabled the Company to be in compliance with the New Capital Surplus Requirement.

        The Series B or Series C Preferred Stock have a par value of $.01 per share and will have cumulative dividends from the second anniversary of the original issuance date of the Series B or Series C Preferred Stock, at the rate of $.0825 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Accruals of dividends shall not bear interest. The Series B or Series C Preferred Stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, into full shares of Common Stock of the Company with a Market Price of $7,000,000 for Series B or $750,000 for Series C based on a conversion rate determined by (i) dividing $7,000,000 for Series B or $750,000 for Series C by the Market Price of the Common Stock on the date of the related Conversion Notice, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $7,000,000 for Series B or $750,000 for Series C; provided however, that at the option of the holder, the holder may convert the Series B or Series C Preferred Stock into solely that number of shares of Common Stock determined as provided in (i), and forego obtaining the additional Common Stock issuable as calculated in (ii), subject to certain adjustments of the conversion rate for subdivision or combination of the Common Stock.

        To convert preferred stock into Common Stock, a holder of preferred stock shall send to the Secretary of the Company a dated notice (a "Conversion Notice") setting forth the number of shares of preferred stock to be converted, along with the certificate representing the preferred stock to be converted.

        Market Price means (i) the closing sale price on the date of a Conversion Notice of a share of Common Stock as reported on the principal securities exchange on which the shares of Common Stock are then listed or admitted to trading or (ii) if not so listed, the average of the closing bid and ask prices for a share of Common Stock on that date as quoted on the Nasdaq National Market System or Nasdaq Small-Cap Market or (iii) if not quoted on Nasdaq, the average of closing bid and ask price for a share of Common Stock as quoted by the National Quotations Bureau's pink sheets or the National Association of Securities Dealer's OTC Bulletin Board System. If the price of a share of Common Stock shall not be so quoted, "Market Price" shall mean the fair market value of a share of Common Stock as determined by an investment banking firm, with expertise in the Corporation's area of business, appointed by the judge of the 269th Judicial District Court, Harris County, Texas.

        The shares of Series B or C Preferred Stock may be redeemed at any time on or after the second anniversary of the original issuance date of the Series B or C Preferred Stock at the option of the Company in whole or, from time to time, in part, in any such case at a per share redemption price equal to $1.00, plus accrued dividends, if any. In case of redemption of only a part of the Series B or C Preferred Stock at the time outstanding, the shares to be redeemed shall be selected by lot.

        Any shares of the Series B or C Preferred Stock redeemed, purchased or otherwise acquired by the Company or converted into Common Stock shall be deemed retired and shall be canceled and may not under any circumstances thereafter be reissued or otherwise disposed of by the Company.

        All shares of Series B or C Preferred Stock that have not been redeemed or converted into Common Stock on or before the fifth anniversary of the original issuance of the Series B Preferred Stock shall automatically without further action of the Company or any holder of Series B or C Preferred Stock, be converted into Common Stock based on the conversion rate then in effect.

        Except as otherwise required by law or expressly provided for below, the holders of Series B Preferred Stock shall have no voting rights. Except as otherwise required by law, the holders of Series C Preferred Stock shall have no voting rights. If and when the Company shall be in default in the payment of dividends on the Series B Preferred Stock, and such default continues for a period of two fiscal quarters, then the holders of the outstanding shares of Series B Preferred Stock, voting separately as a single class, shall become entitled to elect two directors of the Company, such additional directors to serve in addition to the directors then in office.

        The Company has filed the Registration Statement (Form S-1) with the Securities and Exchange Commission to register 1,518,434 additional shares of its Common Stock. On about February 27, 1998, an Information Statement was mailed to the Company's stockholders informing them of the previous approval by the Board of Directors of the Company of the corporate actions referred to above and their subsequent adoption by the majority stockholder of the Company.

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



                                                                                ADDITIONS
                                                            BALANCE AT      CHARGED TO COSTS     CHARGED TO      BALANCE AT
                 CLASSIFICATION                        BEGINNING OF PERIOD     AND EXPENSES    OTHER ACCOUNTS   END OF PERIOD
                                                       -------------------  ----------------  ---------------  --------------

For the year ended September 30, 1997:
Allowance for doubtful accounts                        $           990,994  $        212,867  $      (328,717) $      875,144
                                                       -------------------  ----------------  ---------------  --------------

                                                       ===================  ================  ===============  ==============
For the year ended September 30, 1996:
Allowance for doubtful accounts                        $         1,283,269  $        380,256  $      (672,531) $      990,994
                                                       -------------------  ----------------  ---------------  --------------

                                                       ===================  ================  ===============  ==============
For the year ended September 30, 1995:
Allowance for doubtful accounts                        $           573,567  $        838,209  $      (128,507) $    1,283,269
                                                       -------------------  ----------------  ---------------  --------------

                                                       ===================  ================  ===============  ==============



   The accompanying notes are an integral part of these financial statements.