Form 10-Q/A
period 1997-12-31
3CI COMPLETE COMPLIANCE CORP
filed 1998-07-31
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -------------------------

                                   FORM 10-Q/A

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

     Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                   1997               1997
                                                                                ------------      ------------
                    ASSETS
      Current Assets:                                                           $       --        $       --

        Cash and cash equivalents
        Restricted cash                                                                 --                --
        Accounts receivable, net allowances of $836,272 and $875,144
          at December 31, 1997 and September 30, 1997, respectively                2,991,378         3,559,091
        Inventory                                                                     58,152            71,886
        Other current assets                                                         176,987           440,373
                                                                                ------------      ------------
          Total current assets                                                     3,226,517         4,071,350
                                                                                ------------      ------------
      Property, plant and equipment, at cost                                      11,096,459        10,927,159
        Accumulated depreciation                                                  (2,712,327)       (2,477,411)
                                                                                ------------      ------------
          Net property, plant and equipment                                        8,384,132         8,449,748
                                                                                ------------      ------------

      Excess of cost over net assets acquired, net of accumulated amortization of $81,238 and $74,988 at December 31, 1997 and
          September 30, 1997, respectively                                           355,993           362,243
      Other intangible assets, net of accumulated amortization of $167,752 and $149,104 at December 31, 1997 and September 30, 1997,
          respectively                                                               255,627           274,264
                                                                                ------------      ------------
          Total assets                                                          $ 12,222,269      $ 13,157,605
                                                                                ============      ============


      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      Current Liabilities:
        Bank overdrafts                                                         $     24,176      $    156,880
        Notes payable                                                                 38,794           217,525
        Current portion of long-term debt, unaffiliated lenders                    1,330,396         1,373,617
        Accounts payable                                                           1,535,526         1,034,924
        Accounts payable, affiliated companies                                       409,156           391,156
        Accrued liabilities                                                        1,416,118         2,188,697
        Note payable majority shareholder                                          4,948,746         4,844,217
                                                                                ------------      ------------
          Total current liabilities                                                9,702,912        10,207,016
                                                                                ------------      ------------
      Long-term debt unaffiliated lenders, net of current portion                    685,003           986,467
                                                                                ------------      ------------
          Total liabilities                                                       10,387,915        11,193,483
                                                                                ------------      ------------

      Shareholders' Equity (deficit);
        Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding 1,000,000 at December 31, 1997 and September 30,
          1997, respectively                                                       7,000,000         7,000,000
        Treasury Stock                                                                (7,065)
        Common Stock, $0.01 par value, authorized 15,000,000 shares; issued and outstanding 9,154,811 at December 31, 1997 and September 30,
          1997, respectively                                                          91,549            91,549
        Additional Paid-in capital                                                20,182,543        20,182,543
        Accumulated deficit                                                      (25,432,673)      (25,309,970)
                                                                                ------------      ------------
          Total Shareholders' equity (deficit)                                     1,834,354         1,964,122
                                                                                ------------      ------------

          Total liabilities and shareholders' equity (deficit)                  $ 12,222,269      $ 13,157,605
                                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   FOR THE THREE    FOR THE THREE
                                                                   MONTHS ENDED     MONTHS ENDED
                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       1997             1996
                                                                   -------------    -------------
            Revenues                                                $ 4,600,534      $ 4,673,658

            Expenses:
              Cost of Services                                        3,437,167        3,499,959
              Depreciation and Amortization                             294,979          357,923
              Selling, general and administrative                       767,959          836,970
                                                                    -----------      -----------
              Net income (loss) from Operations                     $   100,439      $   (21,194)

            Other Income (expense):
              Interest and other expense                               (223,131)        (324,382)
                                                                    -----------      -----------
            Loss before income taxes and accretion of stock put        (122,702)        (345,576)
                                                                    -----------      -----------
            Income taxes                                                   --               --
                                                                    -----------      -----------
            Net loss                                                $  (122,702)     $  (345,576)
                                                                    ===========      ===========
            Weighted average shares outstanding                       9,153,833        9,034,811
                                                                    ===========      ===========
            Net loss per common share                               $     (0.01)     $     (0.04)
                                                                    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     FOR THE THREE    FOR THE THREE
                                                                      MONTHS ENDED     MONTHS ENDED
                                                                      DECEMBER 31,     DECEMBER 31,
                                                                          1997            1996
                                                                     -------------    -------------
         Cash flow from operating activities:
           Net loss                                                    (122,702)        (345,576)
           Adjustments to reconcile net loss to net cash provided
             by (used in) operating activities:
           (Gain) loss on disposal of fixed and intangible assets        34,888             --
           Depreciation and amortization                                294,979          357,923
           Unpaid interest included in long-term debt
           Change in assets and liabilities, net
             (Increase) decrease in accounts receivable, net            567,713       (1,395,304)
             (Increase) decrease in inventory                            13,734          (36,940)
             (Increase) decrease in prepaid expenses                    263,386          144,547
             Increase (decrease) in accounts payable                    500,602          400,364
             Increase (decrease) in accounts payable, affiliated
               companies                                                 18,000           18,000
             Increase (decrease) in accrued liabilities                (772,579)        (160,898)
                                                                      ---------      -----------
               Total adjustments to net loss                            920,723         (672,308)
                                                                      ---------      -----------
               Net cash provided by (used in) operating
               activities                                               798,021       (1,017,884)
                                                                      ---------      -----------
         Cash flow from investing activities:
           Proceeds from sale of property, plant and equipment           22,325           16,083
           Purchase of property, plant and equipment                   (261,690)        (232,536)
                                                                      ---------      -----------
               Net cash used in investing activities                   (239,365)        (216,453)
                                                                      ---------      -----------
           Cash flow from financing activities:
             Increase (decrease) in bank overdrafts                    (132,704)         387,695
             Proceeds from issuance of notes payable                       --               --
             Principal reduction of notes payable                      (178,731)        (144,449)
             Reduction of long-term debt, unaffiliated lenders         (344,685)        (300,437)
             Repurchase of treasury stock                                (7,065)
             Proceeds from issuance of note payable to majority
               shareholders                                                --          1,096,000
             Unpaid interest added to note payable to majority
               shareholders                                             104,529          195,528
                                                                      ---------      -----------
         Net cash provided in financing activities                     (558,656)       1,234,337
                                                                      ---------      -----------
         Net decrease in cash and cash equivalents                         --               --
                                                                      ---------      -----------
         Cash and cash equivalents, beginning of period                    --               --
                                                                      ---------      -----------
         Cash and cash equivalents, end of period                     $    --        $      --
                                                                      =========      ===========

   The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)


(1)      ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the "Company" or "3CI"), a Delaware corporation, is engaged in the collection, transportation and incineration of biomedical waste in the southeastern and southwestern United States. In February 1994, subsidiaries of 3CI acquired all the assets and business operations of American Medical Transports Corporation ("AMTC"), an Oklahoma corporation, and A/MED, Inc. ("A/MED"), a Delaware corporation. Both AMTC and A/MED were engaged in businesses similar to that of 3CI. Waste Systems, Inc. ("WSI"), a Delaware corporation, was the majority shareholder of both AMTC and A/MED. Additionally, in February 1994, WSI purchased 1,255,182 shares of 3CI common stock ("Common Stock") from American Medical Technologies ("AMOT").

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

(2)      NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share was computed by dividing net income
(loss) for each quarterly period by the weighted average number of common shares outstanding for each period. In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of River Bay Corporation ("River Bay"). The 565,500 shares that remain issued in connection with the acquisition of River Bay have been excluded from weighted average shares outstanding. In conjunction with the business acquisition with respect to AMTC and A/MED the weighted average shares outstanding have been retroactively restated for reverse acquisition accounting to reflect the equivalent shares based on the conversion ratio established in the merger transaction. The effect of stock options and warrants is antidilutive and is therefore not considered in the calculation of net loss per common share.

(3)      BUSINESS CONDITIONS

         The Company has consistently suffered losses for the past several fiscal years, and losses have continued in fiscal 1998. As of December 31, 1997, the Company has a working capital deficit of $6,476,395, but a positive
shareholders equity of $1,834,354.   The Company has historically relied on
WSI, the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1997. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a Revolving Credit Facility of $8 million under the Promissory Note dated September 30, 1995, which provides for deferred interest with cash advances not to exceed $7.4 million, of which $4.8 million including deferred interest and $4.9 million including deferred interest has been drawn as of September 30, 1997, and December 31, 1997. During the fiscal year ended September 30, 1996, WSI made additional cash advances that have were in excess of the principal in the original Promissory Note, and the Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest, dated December 20, 1996 with a maturity date of February 28, 1997. It is the intent of WSI and 3CI that this Promissory Note shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 Promissory Note dated September 30, 1995. The Promissory Note dated September 30, 1995 had a due date of December 31, 1996 of which the Company has requested from and received an extension to discuss with WSI the possibility of restructuring the terms of such Promissory Note. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with these requirements, the NASDAQ Stock Market, Inc. allowed the Company to remain listed with an exception added to its trading symbol. The NASDAQ Stock Market, Inc. gave the Company until June 25, 1997, to meet the listing requirements. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirements of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market, Inc. informed the Company that it had been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to its trading symbol had been removed. In connection with the conversion of debt to preferred stock, WSI canceled the Revolving Credit Facility of $2.7 million dated December 20, 1996, with a maturity date of February 28, 1997, which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the Promissory Note dated September 30, 1995. During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. Since the year ended September 30, 1997, the Company has not requested nor received any cash advances from WSI. WSI is under no obligation to provide additional advances and could demand payment on the debt at any time. During the fiscal year of 1997 and continuing into fiscal 1998, the Company has begun to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the September 30, 1995 Promissory Note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

         The nature and level of competition in this industry have remained at a high level for several years. This condition has produced aggressive price competition and results in pressure on profit margins. The Company competes against companies which may have access to greater capital resources. In order to compete in this industry on a long- term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current shareholders and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

(4)      COMMITMENTS AND CONTINGENCIES

       In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit in James T. Rash, et al v. Waste Systems, Inc., et al, No. 95-024912 in the District Court of Harris County, Texas, 129th Judicial District, against the Company, WSI and various directors of the Company. The plaintiffs have alleged minority stockholder oppression, breach of fiduciary duty, breach of contract and "thwarting of reasonable expectations," and have demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton has alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995, that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company has denied all material allegations of the lawsuit and believes that the resolution of this matter, including attorneys fees incurred in the Company's defense could have a material adverse effect on the Company's financial condition. However, the outcome of this cannot be predicted, and an adverse decision in the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operations and cash flows. The Company has reached an agreement in principle with some, but not all, of the plaintiffs for the settlement of this action. The execution of the appropriate documentation to evidence this settlement has been completed and both parties are awaiting court approval which is set for late February 1998. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company accrued an amount in its fiscal year ended 1996 and 1995 financial statements which closely approximates the actual settlement.

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

       On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation ("River Bay") and Marlan Baucum seeking to set aside a Purchase Agreement (the "Purchase Agreement") entered into between those parties on or about October 10, 1994, together with ancillary agreements pertaining thereto. The company was seeking damages and/or to set aside the Purchase Agreement and collateral agreements, including a Put Option Agreement (the "Put Option Agreement") which, if otherwise enforceable, would require the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock. In response, on April 9, 1997, Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, commenced a complaint for a declaratory and monetary relief in the U.S. District Court for the Southern District of Mississippi, Jackson, Division in Civil Action No. 3:97cv249BN. The Bank of Raleigh and Smith County Bank have prayed declaratory judgment declaring the arbitration provision in the Purchase Agreement to be not binding upon the said banks,the claims of 3CI against River Bay to be subordinate to the claims of the banks, unspecified compensatory damages and punitive damages for least $1,000,000. In this action the Bank of Raleigh and Smith County Bank proceeded to collect the Company's accounts receivable in the River Bay division as it was used as collateral in the Purchase Agreement, they collected approximately $463,000, through October 14,

1997.   On or about May 10, 1997, the Company filed a Petition of Arbitration in Suit No. 422,107 of the First Judicial District Court, Caddo Parish, Louisiana, naming River Bay and Marlan Baucum as defendants therein. This lawsuit seeks an injunction and stay of all judicial and extra-judicial proceedings pursuant to the Put Option Agreement until such time as the arbitration is completed. This action was removed by the defendants to the U.S. District Court for the Western District of Louisiana, Shreveport Division in Civil Action No. 97-0578. The parties have agreed to settle the suit in consideration of the Company repurchasing the remaining 565,500 shares of Common Stock related to the Put Option Agreement. The outcome of this lawsuit will not have a material adverse effect on the Company's financial position, result of operations and net cash flows.

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

COSTS OF SERVICES:

Cost of services decreased $62,792, or 1.8%, to $3,437,167 for the three month period ended December 31, 1997, compared to $3,499,959 for the three month period ended December 31, 1996. The decrease was due to lower transportation costs (a reduction of $8,763), the Company's reduced dependence on third party incineration facilities (a reduction of $44,782) and the conversion of existing large customers from cardboard containers to multi-use reusable containers (a reduction of $9,247).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, general and administrative expenses for the three month period ended December 31, 1997 decreased to $767,959 compared to $836,970 for the three month period ended December 31, 1996. The $69,011 decrease was due to lower salaries (a reduction of $13,015), contract labor (a reduction of $41,573), and employee overtime (a reduction of $14,423). As a percentage of revenue, the expenses for the 1997 period improved to 16.7% compared to 17.9% for the period ended December 31, 1996.

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

On or about March 10, 1997, the Company commenced arbitration proceedings before the American Arbitration Association in Houston, Texas, against River Bay Corporation and Marlan Baucum. The Company was seeking damages and/or to set aside the Purchase Agreement (the "Purchase Agreement")and ancillary agreements, including a Put Option Agreement (the "Put Option Agreement") entered in connection with the acquisition of assets from River Bay Corporation. If otherwise enforceable, the Put Option Agreement would have required the payment by the Company of approximately $1,700,000 for 565,500 shares of 3CI common stock. The arbitration proceeding was subsequently amended to include the Bank of Raleigh and Smith County Bank, assignees of certain rights under the Purchase Agreement, because through an independent legal action such banks were able to collect approximately $463,000 of the Company's accounts receivable that were used as collateral under the Purchase Agreement. In settlement of the arbitration, the Company agreed to repurchase the remaining 565,500 shares of common stock in consideration of $861,000, of which, $100,000 was payable immediately and $761,000 is payable in monthly installments of $63,450, with the final payment due December 1, 1998.

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

    Item 6.  Exhibits and Reports on Form 8-K

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


                                  3CI COMPLETE COMPLIANCE
                                  CORPORATION
                                  (Registrant)

Dated: July 30, 1998

                                  By: /s/ Charles D. Crochet
                                     -------------------------------------
                                          Charles D. Crochet
                                                President
                                      (Principal Executive Officer)
Dated: July 30, 1998

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