Form 10-Q
period 1998-06-30
3CI COMPLETE COMPLIANCE CORP
filed 1998-08-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

                         Commission file number 1-11097
                                                -------

                       3CI COMPLETE COMPLIANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     76-0351992
    -------------------------------                    ----------------
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

     The number of shares of Common Stock outstanding as of the close of business on August 14, 1998 was 9,778,825.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X



                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                    June 30, 1998 (unaudited) and September 30, 1997........................      3

                 Consolidated Statements of Operations for the three months and
                    nine months ended June 30, 1998 and 1997 (unaudited)....................      4

                 Consolidated Statements of Cash Flows for the
                     nine months ended June 30, 1998 and
                     1997 (unaudited).......................................................      5

                 Notes to Consolidated Financial Statements (unaudited).....................      6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................     10

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................     13

      Item 2.    Changes in Securities......................................................     15

      Item 3.    Defaults Upon Senior Securities............................................     15

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................     15

      Item 5.    Other Information  ........................................................     15

      Item 6.    Exhibits and Reports on Form 8-K...........................................     15

SIGNATURES       ...........................................................................     20

ITEM 1.  FINANCIAL STATEMENTS


                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  JUNE 30,         SEPTEMBER 30,
                                                                                   1998               1997
                                                                                ------------      ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $       --        $       --
   Restricted cash                                                                      --                --
   Accounts receivable, net allowances of $597,861 and $875,144
     at June 30, 1998 and September 30, 1997, respectively                         2,812,893         3,559,091
   Inventory                                                                          86,835            71,886
   Other current assets                                                              719,141           440,373
                                                                                ------------      ------------
       Total current assets                                                        3,618,869         4,071,350
                                                                                ------------      ------------

Property, plant and equipment, at cost                                            12,586,119        10,927,159
   Accumulated depreciation                                                       (3,600,229)       (2,477,411)
                                                                                ------------      ------------
       Net property, plant and equipment                                           8,985,890         8,449,748
                                                                                ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization of
  $93,738 and $74,988 at June 30, 1998 and September 30, 1997 respectively           343,493           362,243

Other intangible assets, net of accumulated amortization of $205,018 and
  $149,104 at June 30, 1998 and September 30, 1997, respectively                     225,918           274,264
                                                                                ------------      ------------
       Total assets                                                             $ 13,174,170      $ 13,157,605
                                                                                ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Bank Overdrafts                                                              $    355,602      $    156,880
   Notes payable                                                                     642,119           217,525
   Current portion of long-term debt, unaffiliated lenders                         1,018,281         1,373,617
   Accounts payable                                                                1,381,263         1,034,924
   Accounts payable, affiliated companies                                            458,656           391,156
   Accrued liabilities                                                               842,495         2,188,697
   Note payable majority shareholder                                               4,898,699         4,844,217
                                                                                ------------      ------------
        Total current liabilities                                                  9,597,115        10,207,016
                                                                                ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                          883,076           986,467

                                                                                ------------      ------------
        Total liabilities                                                         10,480,191        11,193,483
                                                                                ------------      ------------


Shareholders' Equity (deficit):
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 at June 30, 1998,                              77,500              --
   Preferred stock, no par value, authorized 1,000,000 shares;
      Issued and outstanding 1,000,000 at September 31, 1997, respectively                           7,000,000
   Additional Paid-in capital - preferred stock                                    7,672,500              --
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at June 30, 1998 and
     outstanding 9,154,811 at September 31, 1997, respectively                        92,329            91,549
   Less cost of treasury stock (20,500 shares)                                       (35,105)             --
   Additional Paid-in capital - common stock                                      20,259,779        20,182,543
   Accumulated deficit                                                           (25,373,024)      (25,309,970)
                                                                                ------------      ------------
        Total Shareholders' equity (deficit)                                       2,693,979         1,964,122
                                                                                ------------      ------------
        Total liabilities and shareholders' equity (deficit)                      13,174,170      $ 13,157,605
                                                                                ============      ============





See accompanying notes to consolidated financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE             FOR THE               FOR THE                 FOR THE
                                            THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED       NINE MONTHS ENDED
                                                  JUNE 30,            JUNE 30,             JUNE 30,                 JUNE 30,
                                                   1998                 1997                   1998                   1997
                                             ----------------      ----------------      ----------------      ----------------
REVENUES                                     $      4,715,964      $      4,668,898      $     14,127,077      $     13,978,170
EXPENSES:
     Cost of Services                               3,535,882             3,631,642            10,474,755            10,799,750
     Depreciation and Amortization                    326,249               323,816               929,651             1,021,961
     Selling, general and administrative              610,133               625,131             2,151,511             2,221,290
                                             ----------------      ----------------      ----------------      ----------------
     Net income (loss) from Operations       $        243,700      $         88,309      $        571,160      $        (64,831)

Other Income (expense):
Interest and other expense,                          (206,985)             (277,720)             (634,215)             (902,504)
                                             ----------------      ----------------      ----------------      ----------------
Net income (loss) before income taxes                  36,715              (189,411)              (63,055)             (967,335)
                                             ----------------      ----------------      ----------------      ----------------

Income taxes                                             --                    --                    --                    --

                                             ----------------      ----------------      ----------------      ----------------
Net income (loss)                            $         36,715      $       (189,411)     $        (63,055)     $       (967,335)
                                             ================      ================      ================      ================

Weighted average shares outstanding                 9,116,026             9,034,811             9,143,519             9,034,811
                                             ================      ================      ================      ================

Net loss per common share                    $           0.01      $          (0.02)            $(0.01) $                 (0.11)
                                             ================      ================      ================      ================


   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE                 FOR THE
                                                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                     JUNE 30,                JUNE 30,
                                                                                      1998                    1997
                                                                                  ---------------      ---------------
Cash flow from operating activities:
   Net loss                                                                               (63,055)            (967,335)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      (Gain) loss on disposal of fixed assets                                                                   18,493
      Interest expense of affiliated debt                                                                       593,045
      Depreciation and amortization                                                       929,651            1,021,961
      Change in assets and liabilities, net
            (Increase) decrease in accounts receivable, net                               746,200             (337,934)
            (Increase) decrease in inventory                                              (14,949)             (38,312)
            (Increase) decrease in prepaid expenses                                      (278,768)            (473,714)
            Increase (decrease) in accounts payable                                       346,339             (361,364)
            Increase (decrease) in accounts payable, affiliated companies                  67,500               54,000
            Increase (decrease) in accrued liabilities                                 (1,354,855)            (575,287)
                                                                                  ---------------      ---------------
                          Total adjustments to net loss                                   441,118              (99,112)
                                                                                  ---------------      ---------------
                          Net cash provided by (used in) operating activities             378,063           (1,066,447)
                                                                                  ---------------      ---------------

Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                  98,932              233,064
      Purchase of property, plant and equipment                                        (1,411,360)            (371,576)
                                                                                  ---------------      ---------------
                          Net cash used in investing activities                        (1,312,428)            (138,512)
                                                                                  ---------------      ---------------


Cash flow from financing activities:
      Increase (decrease) in bank overdrafts                                              198,722              499,114
      Proceeds from issuance of notes payable                                           1,088,116              942,320
      Principal reduction of notes payable                                               (663,522)            (711,216)
      Reduction of accrued stock put option                                                  --               (104,772)
      Proceeds from issuance of long-term debt                                            632,948                 --
      Reduction of long-term debt, unaffiliated lenders                                (1,091,676)          (1,186,487)
      Repurchase of treasury stock                                                        (35,105)                --
      Proceeds from issuance of note payable to majority shareholders                     500,000            1,766,000
      Unpaid interest added to note payable to majority shareholders                      304,882                 --
                                                                                  ---------------      ---------------
                          Net cash provided in financing activities                       934,365            1,204,959
                                                                                  ---------------      ---------------

Net decrease in cash and cash equivalents                                                    --                   --
                                                                                  ---------------      ---------------

Cash and cash equivalents, beginning of period                                               --                   --
                                                                                  ---------------      ---------------

Cash and cash equivalents, end of period                                          $          --        $          --
                                                                                  ===============      ===============




The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


(1)    ORGANIZATION AND BASIS OF PRESENTATION

3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation and incineration of biomedical waste in the southeastern, south central and portions of the southwestern United States. In February 1994, subsidiaries of 3CI acquired all the assets and business operations of American Medical Transports Corporation
(AMTC), an Oklahoma corporation, and A/MED, Inc. (A/MED), a Delaware corporation. Both AMTC and A/MED were engaged in businesses similar to that of 3CI. Waste Systems, Inc. (WSI), a Delaware corporation, was the majority shareholder of both AMTC and A/MED (the Companies). Additionally, in February 1994, WSI purchased 1,255,182 shares of 3CI common stock from American Medical Technologies (AMOT).

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


(2)      NET INCOME (LOSS) PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share, basic earnings per share is very similar to the previously reported fully diluted earnings per share. For the nine months ended June 30, 1998 and 1997, the effects of dilutive potential common shares are not considered in calculating earnings per share because their effects would be anti-dilutive to the net loss reported for these time periods. All earnings per share for all periods presented have been presented to conform to Statement 128 requirements.

Basic income (loss) per common share has been computed by dividing net income
(loss) for each weighted common shares outstanding for each period presented. In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of River Bay Corporation. As part of the River Bay acquisition the Company issued 865,500 common shares with River Bay Corporation having the option to put the shares back to the Company. As of June 30, 1998, 565,500 shares remain outstanding in connection with the acquisition and have been excluded from weighted average shares outstanding.


(3)      BUSINESS CONDITIONS

The Company has historically funded its operations, acquisitions and debt service through cash advances from its majority shareholder WSI. As a result of the Company's prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995 (the "1995 Note"), increasing the total available to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note bears interest at the prime rate and provides for the payment of interest in quarterly installments which is automatically added to the outstanding principal balance, if not paid. The 1995 Note was due and payable on December 31, 1996, but to date, the Company has requested and received monthly extensions of the maturity date. The 1995 Note is presently due and payable in full on June 30, 1998. As of September 30, 1997, 1996, and 1995, the Company had borrowed $4,844,217, $8,843,000 and $4,100,000 respectively under the 1995 Note. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock.

During fiscal year 1996, the Company received cash advances from WSI in excess of the 1995 Note. As a result, in December 1996, the Company entered into a Revolving Credit Facility of $2.7 million including deferred interest (the "1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") regarding the Company's failure to meet listing requirements. These requirements included maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. The NASDAQ agreed to allow the Company to remain listed, with an exception added to its trading symbol, until June 25, 1997, at which time the Company would be required to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock and canceled the 1996 Credit Facility. This conversion allowed the Company to meet the listing requirement of the NASDAQ. On June 26, 1997, the NASDAQ confirmed that the Company was in compliance with all requirements necessary for continued listing on the exchange and the exception to its trading symbol was removed. The conversion also resulted in the reduction of the outstanding indebtedness of the 1995 Note.

During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. During fiscal year 1998, the Company received a cash advance from WSI in the amount of $500,000. This advance was utilized for settlement costs and expenses incurred in the Rash litigation. WSI is under no obligation to provide additional advances under the 1995 Note and could demand payment of all outstanding indebtedness under the 1995 Note at any time after September 30, 1998. During fiscal year 1997 and continuing into fiscal 1998, the Company has continued to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the 1995 Note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets.

During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock. Also, during March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

During fiscal 1998, the Company repaid approximately $663,522 of its notes payable and approximately $1,091,676 of its long-term debt that became due. During the first quarter of the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 20,500 shares at cost of $32,105 as of June 30, 1998, and an additional 2,000 shares for $3,322 as of August 11, 1998.

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


(4)      COMMITMENTS AND CONTINGENCIES

James T. Rash, et al. v. Waste Systems, Inc. et al. In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit against the Company, WSI and various Directors of the Company in the federal District Court of Harris County, Texas. The plaintiffs alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company denied all material allegations of the lawsuit. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and Director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company also entered into a settlement agreement with the plaintiffs to settle this action, which has been approved by the court. Pursuant to the settlement, the Company has agreed to (i) issue 78,014 shares of Common Stock to the plaintiffs, (ii) issue Warrants for 1,002,964 shares of Common Stock to the plaintiffs on the basis one Warrant for every three shares of common stock owned and (iii) paid $425,000 into escrow for payment of plaintiff's attorneys' fees.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                         Three Months Ended               Nine Months Ended
                                              June 30,                         June 30,
                                      --------------------------      --------------------------
                                         1998            1997            1998            1997
                                      ----------      ----------      ----------      ----------
Revenues                              $    4,716      $    4,669      $   14,127      $   13,978
Costs of Services                          3,536           3,632          10,475          10,800
Selling, General and
  Administrative Expense                     610             625           2,152           2,346
Net income (loss) from operations            244              88             571            (190)
Other Expenses, Net                         (533)           (278)           (634)           (903)
Net income (loss)                             37            (189)            (63)           (967)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

REVENUES:

Revenues for the three month period ended June 30, 1998, increased by $4,715,964 from revenues for the three month period ended June 30, 1997 of $4,668,898. The increase in revenue of 1.1% is primarily due to an increase in the Companys direct collection revenue.

COSTS OF SERVICES:

Cost of services decreased by $95,760, or 2.6%, to $3,535,882 for the three months ended June 30, 1998, as compared to $3,631,642 for the three month period ended June 30, 1997. The decrease in costs of services resulted from the continued cost reductions achieved from lower transportation costs and the reduction of operating costs at the Company's treatment facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the three month period ended June 30, 1998, decreased to $610,133 compared to $625,131 for the three month period ended June 30, 1997. As a percentage of revenue, the expense for the 1998 period decreased to 12.9% compared to 13.4% for the 1997 period. The decrease was primarily due to the reduction in the bad debt reserve and labor related costs.


DEPRECIATION AND AMORTIZATION EXPENSE for the three months ended June 30, 1998 increased to $326,249 compared to $323,816 for the months ended June 30, 1997.


INTEREST EXPENSE decreased to $158,557 for the quarter ended June 30, 1998 from $241,061 for the three months ended June 30, 1997. This decrease is a result of WSI converting $7,750,000 of outstanding indebtedness owed by the Company to WSI into preferred stock of the Company.


NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

REVENUES:

Revenues for the six month period ended June 30, 1998, increased by $14,127,077 from revenues for the nine month period ended June 30, 1997 of $13,978,170. The increase in revenue of 1.1% is primarily due to an increase in the Companys direct collection revenue.

COSTS OF SERVICES:

Cost of services decreased by $10,474,755 for the nine months ended June 30, 1998, compared to $10,799,750 for the nine month period ended June 30, 1997. The decrease in cost of services resulted from lower transportation costs and the reduction of operating costs at the Company's treatment facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"):

Selling, General and Administrative expense for the nine month period ended June 30, 1998 decreased to $2,151,511 compared to $2,221,290 for the nine month period ended June 30, 1997. As a percentage of revenue, expenses for the 1998 period decreased to 15.2% compared to 16.4% for the 1997 period. The decrease was due primarily to the reduction in legal fees, bad debt reserves and labor related costs.

DEPRECIATION AND AMORTIZATION EXPENSE for the nine months ended June 30, 1998 decreased to $929,651 compared to $1,021,961.

INTEREST EXPENSE decreased to $459,848 for the nine months month ended June 30, 1998 from $749,473 for the six months ended March 31, 1997. This decrease is a result of WSI converting $7,750,000 of outstanding indebtedness owed by the Company to WSI into preferred stock of the Company.


                         LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES:

While the Company's cash flow from operations has continued to improve, it still experienced a cash loss from operations during the nine months ended June 30, 1998. This operating cash flow loss for the first six months was primarily due to the payment of settlement costs associated with the Company's minority shareholder litigation, which was settled in February 1998. The Company anticipates that its working cash flow from operations for the remainder of fiscal year 1998 will continue to improve.

INVESTING ACTIVITIES:

During the nine months ended June 30, 1998, the Company invested approximately $1,411,360 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.


FINANCING ACTIVITIES:

The Company has historically funded its operations, acquisitions and debt service through cash advances from its majority shareholder WSI. As a result of the Company's prior expansion and program of acquisitions, the Company has experienced liquidity deficiencies.

In October 1994, WSI made a non-interest bearing cash advance of $1,000,000 to the Company, which was converted into 416,667 shares of Common Stock in April 1995. In the first half of 1995, WSI made non-interest bearing cash advances totaling $4,100,000 to the Company. In June 1995, the Company executed a $6,000,000 revolving promissory note, which was utilized in part to repay the advances. This note was renegotiated in September 1995 (the "1995 Note"), increasing the total available to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note bears interest at the prime rate and provides for the payment of interest in quarterly installments which is automatically added to the outstanding principal balance, if not paid. The 1995 Note was due and payable on December 31, 1996, but to date, the Company has requested and received monthly extensions of the maturity date. The 1995 Note is presently due and payable in full on September 30, 1998. As of September 30, 1997, 1996, and 1995, the Company had borrowed $4,844,217, $8,843,000 and $4,100,000 respectively under the 1995 Note. During
February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock.

During fiscal year 1996, the Company received cash advances from WSI in excess of the 1995 Note. As a result, in December 1996, the Company entered into a Revolving Credit Facility of $2.7 million including deferred interest (the "1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") regarding the Company's failure to meet listing requirements. These requirements included maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. The NASDAQ agreed to allow the Company to remain listed, with an exception added to its trading symbol, until June 25, 1997, at which time the Company would be required to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock and canceled the 1996 Credit Facility. This conversion allowed the Company to meet the listing requirement of the NASDAQ. On June 26, 1997, the NASDAQ confirmed that the Company was in compliance with all requirements necessary for continued listing on the exchange and the exception to its trading symbol was removed. The conversion also resulted in the reduction of the outstanding indebtedness of the 1995 Note.

During the fiscal years ended September 30, 1997, 1996 and 1995 WSI has made cash advances to the Company of $2,303,000, $4,000,000 and $4,100,000. During fiscal year 1998, the Company received a cash advance from WSI in the amount of $500,000. This advance was utilized for settlement costs and expenses incurred in the Rash litigation. WSI is under no obligation to provide additional advances under the 1995 Note and could demand payment of all outstanding indebtedness under the 1995 Note at any time after September 30, 1998. During fiscal year 1997 and continuing into fiscal 1998, the Company has continued to have discussions with third party lenders to obtain an alternative source of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the restructuring of the 1995 Note and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets.

During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into Series C preferred stock. Also, during March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

During fiscal 1998, the Company repaid approximately $663,502 of its notes payable and approximately $1,091,676 of its long-term debt that became due. During the first quarter of the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 11,000 shares at cost of $32,105 as of March 31, 1998, and an additional 2,000 shares for $3,332 as of August 11, 1998.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings -

James T. Rash, et al. v. Waste Systems, Inc. et al. In May 1995, a group of minority stockholders of the Company, including Patrick Grafton, former Chief Executive Officer of the Company, acting individually and purportedly on behalf of all minority stockholders, and on behalf of the Company, filed suit against the Company, WSI and various Directors of the Company in the federal District Court of Harris County, Texas. The plaintiffs alleged minority stockholder oppression, breach of fiduciary duty and breach of contract and "thwarting of reasonable expectations" and demanded an accounting, appointment of a receiver for the sale of the Company, unspecified actual damages and punitive damages of $10 million, plus attorney's fees. In addition, Mr. Grafton alleged unspecified damages as a result of his removal as an officer and director of the Company and the Company's failure to renew his employment agreement in March 1995 and alleged that such removal was wrongful and ineffective. The Company's insurer has denied coverage in the lawsuit. The Company denied all material allegations of the lawsuit. The Company and Mr. Grafton reached a settlement of Mr. Grafton's individual claims relating to his removal as an officer and Director of the Company. The terms of the settlement reached between the Company and Mr. Grafton are confidential to both parties. The Company also entered into a settlement agreement with the plaintiffs to settle this action, which has been approved by the court. Pursuant to the settlement, the Company has agreed to (i) issue 78,014 shares of Common Stock to the plaintiffs, (ii) issue Warrants for 1,002,964 shares of Common Stock to the plaintiffs on the basis one Warrant for every three shares of common stock owned and (iii) paid $425,000 into escrow for payment of plaintiff's attorneys' fees.


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

       2.2. Purchase Agreement and Plan of Reorganization dated February 4, 1994, among A/Med, Inc., 3CI Complete Compliance Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed February 7, 1994).

       2.3. Stock Purchase Agreement dated February 4, 1995, between Waste Systems, Inc. and 3CI Complete Compliance Corporation (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed February 7, 1994).

       2.4. Purchase Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.1 of 3CI's report on Form 8-K filed October 27, 1994).

       2.5. Addendum to Purchase Agreement dated October 12, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum. (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed October 27, 1994).

       2.6. Assumption of Liabilities dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, Marlan Baucum and River Bay Corporation. (incorporated by reference to Exhibit 1.11 of 3CI's report on Form 8-k filed October 27, 1994).

       2.7 Plan of Reorganization and Acquisition Agreement dated August 9, 1994, among the 3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 2.14 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1992).

       3.1 Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       3.2 Amendment to Certificate of Incorporation effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's quarterly period ended June 30, 1995).

       3.3 Amendment to Certificate of Incorporation effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's registration Form S-1 filed March 23, 1998).

       3.4 Bylaws as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       3.5          Bylaws effective May 14, 1995 (incorporated by reference to
                    Exhibit 3.1 of 3CI's quarterly period ended June 30, 1995).

       3.6 Certificate of Designations of the Company's Series A Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration Form S-1 filed
                    March 23, 1998).

       3.7 Certificate of Designations of the Company's Series B Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration Form S-1 filed
                    March 23, 1998).

       3.8 Certificate of Designations of the Company's Series C Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration Form S-1 filed
                    March 23, 1998).

       4.1          Copy of Representative Warrant Agreement dated as of
                    April 14, 1992 (incorporated by reference to Exhibit 4(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       4.2 Put Option Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed October 27, 1994).

       4.3 Stock Pledge Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.4 of 3CI's report on Form 8-K filed October 27, 1994).

       4.4 Stock Escrow and Pledge Agreement dated July 1994, among 3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon (incorporated by reference to Exhibit 4.11 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

       4.5 Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit
                    4.11 of 3CI's Annual Report on Form 10K for the fiscal year ended September 30, 1995).

       4.6 Warrant dated March 18,1998 issued to Klein Bank as escrow agent with respect to 1,002,964 shares of Common Stock (incorporated by reference to Exhibit 4.6 of 3CI's registration Form S-1 filed March 23, 1998).

       4.7 Escrow agreement dated March 6, 1998 between the Company and Klein Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration Form S-1 filed March 23,
                    1998).

       5.1 Opinion of Porter & Hedges, L.L.P. with respect to legality of securities (incorporated by reference to Exhibit 5.1 of 3CI's registration Form S-1 filed March 23, 1998).

       10.1 Contract dated August 22, 1989 between 3CI and the City of Carthage, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       10.2 Addendum dated March 30, 1992 to Contract between 3CI and the City of Carthage, Texas (incorporated by reference to Exhibit 10 (p) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       10.3 First Amendment dated July, 1993 to Contract between 3CI and City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

       10.4         1992 Stock Option Plan of 3CI (incorporated by reference to
                    Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       10.5 Security Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).

       10.6 Security Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed October 27, 1994).

       10.7 Mortgage, Security Agreement, Assignment of Leases and Financing Statement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp., A/A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27,
                    1994).

       10.8 Debt Subordination Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, River Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra Baucum, The Smith County Bank and the Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).

       10.9 Employment Agreement dated August 31, 1995, between 3CI and Charles D. Crochet incorporated by reference to Exhibit
                    10.21 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       10.10 Modification of Purchase Transaction dated January 25, 1995, among 3CI, 3CI Acquisition Corp./A/MED, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 10.22 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       10.11        Settlement Agreement dated January 1996 among James H.
                    Shepherd, James Michael Shepherd and Richard T. McElhannon, as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit
                    10.23 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       10.12 Exchange agreement between 3CI Complete Compliance Corporation and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration Form S-1 filed March 23, 1998).

       10.13 Stock Purchase and Note Modification agreement between 3CI Complete compliance Corporation and Waste Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration Form S-1 filed March 23,
                    1998).

       23.1 Consent of Porter & Hedges, L.L.P. included in exhibit 5.1 (incorporated by reference to Exhibit 23.1 of 3CI's registration Form S-1 filed March 23, 1998).

       23.2 Consent of Heard, McElroy & Vestal, L.L.P. (incorporated by reference to Exhibit 23.2 of 3CI's registration Form S-1 filed March 23, 1998).

       23.3 Consent of Arthur Andersen, L.L.P. (incorporated by reference to Exhibit 23.3 of 3CI's registration Form S-1 filed March 23, 1998).

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






                       3CI COMPLETE COMPLIANCE CORPORATION
                                 (Company)




August 14, 1998                 /s/ Charles D. Crochet
                                ---------------------------------------
                                Charles D. Crochet
                                President (Principal Executive Officer)





August 14, 1998                 /s/  Curtis W. Crane
                                ---------------------------------------
                                Curtis W. Crane
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer
                                and  Principal Accounting Officer)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
       2.1.         Purchase Agreement and Plan of Reorganization dated February
                    4, 1994, among A/MED, Inc., 3CI Complete Compliance
                    Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to Exhibit 1.1 of 3CI's report on Form 8-K filed
                    February 7, 1994).

       2.2.         Purchase Agreement and Plan of Reorganization dated February
                    4, 1994, among A/Med, Inc., 3CI Complete Compliance
                    Corporation and 3CI Acquisition Corp./A/MED (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed
                    February 7, 1994).

       2.3.         Stock Purchase Agreement dated February 4, 1995, between
                    Waste Systems, Inc. and 3CI Complete Compliance Corporation
                    (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed February 7, 1994).

       2.4.         Purchase Agreement dated October 10, 1994, among 3CI
                    Complete Compliance Corporation, River Bay Corporation and
                    Marlan Baucum (incorporated by reference to Exhibit 1.1 of
                    3CI's report on Form 8-K filed October 27, 1994).

       2.5.         Addendum to Purchase Agreement dated October 12, 1994, among
                    3CI Complete Compliance Corporation, River Bay Corporation and Marlan Baucum. (incorporated by reference to Exhibit 1.2 of 3CI's report on Form 8-K filed October 27, 1994).

       2.6.         Assumption of Liabilities dated October 10, 1994, among 3CI
                    Complete Compliance Corporation, 3CI Acquisition
                    Corp./A/MED, Marlan Baucum and River Bay Corporation.
                    (incorporated by reference to Exhibit 1.11 of 3CI's report on Form 8-k filed October 27, 1994).

       2.7          Plan of Reorganization and Acquisition Agreement dated
                    August 9, 1994, among the 3CI, Med-Waste Disposal Service,
                    Inc., Jim Shepherd, Mike Shepherd and Richard McElhannon
                    (incorporated by reference to Exhibit 2.14 of 3CI's Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1992).

       3.1 Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       3.2          Amendment to Certificate of Incorporation effective June 13,
                    1995 (incorporated by reference to Exhibit 3.1 of 3CI's quarterly period ended June 30, 1995).

       3.3          Amendment to Certificate of Incorporation effective March
                    23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's registration Form S-1 filed March 23, 1998).

       3.4 Bylaws as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

       3.5          Bylaws effective May 14, 1995 (incorporated by reference to
                    Exhibit 3.1 of 3CI's quarterly period ended June 30, 1995).

       3.6          Certificate of Designations of the Company's Series A
                    Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration Form S-1 filed March
                    23, 1998).

       EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
       3.7          Certificate of Designations of the Company's Series B
                    Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration Form S-1 filed
                    March 23, 1998).

       3.8          Certificate of Designations of the Company's Series C
                    Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration Form S-1 filed
                    March 23, 1998).

       4.1          Copy of Representative Warrant Agreement dated as of April
                    14, 1992 (incorporated by reference to Exhibit 4(b) of 3CI's registration statement on Form S-1 (No. 33-45632) effective
                    April 14, 1992).

       4.2          Put Option Agreement dated October 10, 1994, among 3CI
                    Complete Compliance Corporation, River Bay Corporation and
                    Marlan Baucum (incorporated by reference to Exhibit 1.3 of
                    3CI's report on Form 8-K filed October 27, 1994).

       4.3          Stock Pledge Agreement dated October 10, 1994, between 3CI
                    Complete Compliance Corporation and River Bay Corporation
                    (incorporated by reference to Exhibit 1.4 of 3CI's report on Form 8-K filed October 27, 1994).

       4.4          Stock Escrow and Pledge Agreement dated July 1994, among
                    3CI, Med-Waste Disposal Service, Inc., Jim Shepherd, Mike
                    Shepherd and Richard McElhannon (incorporated by reference to Exhibit 4.11 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

       4.5 Revolving Promissory Note dated September 30, 1995 in the principal amount of $8,000,000 between 3CI and WSI, its majority stockholder (incorporated by reference to Exhibit
                    4.11 of 3CI's Annual Report on Form 10K for the fiscal year ended September 30, 1995).

       4.6 Warrant dated March 18,1998 issued to Klein Bank as escrow agent with respect to 1,002,964 shares of Common Stock
                    (incorporated by reference to Exhibit 4.6 of 3CI's registration Form S-1 filed March 23, 1998).

       4.7          Escrow agreement dated March 6, 1998 between the Company and
                    Klein Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration Form S-1 filed March 23,
                    1998).

       5.1 Opinion of Porter & Hedges, L.L.P. with respect to legality of securities (incorporated by reference to Exhibit 5.1 of 3CI's registration Form S-1 filed March 23, 1998).

       10.1         Contract dated August 22, 1989 between 3CI and the City of
                    Carthage, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10 of 3CI's registration statement on Form S-1 (No. 33-45632) effective
                    April 14, 1992).

       10.2 Addendum dated March 30, 1992 to Contract between 3CI and the City of Carthage, Texas (incorporated by reference to Exhibit 10 (p) of 3CI's registration statement on Form S-1
                    (No. 33-45632) effective April 14, 1992).

       10.3         First Amendment dated July, 1993 to Contract between 3CI and
                    City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

       10.4         1992 Stock Option Plan of 3CI (incorporated by reference to
                    Exhibit 10(m) of 3CI's registration statement on Form S-1
                    (No. 33-45632) effective April 14, 1992).

       10.5         Security Agreement dated October 10, 1994, among 3CI
                    Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).

       10.6         Security Agreement dated October 10, 1994, between 3CI
                    Complete Compliance Corporation and River Bay Corporation
                    (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed October 27, 1994).

       10.7         Mortgage, Security Agreement, Assignment of Leases and
                    Financing Statement dated October 10, 1994, among 3CI
                    Complete Compliance Corporation, 3CI Acquisition Corp.,
                    A/A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27,
                    1994).

       EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
       10.8         Debt Subordination Agreement dated October 10, 1994, among
                    3CI Complete Compliance Corporation, 3CI Acquisition
                    Corp./A/MED, River Bay Corporation, Marlan Baucum, Zeb
                    Baucum, III, Diedra Baucum, The Smith County Bank and the
                    Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).

       10.9         Employment Agreement dated August 31, 1995, between 3CI and
                    Charles D. Crochet incorporated by reference to Exhibit
                    10.21 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       10.10 Modification of Purchase Transaction dated January 25, 1995, among 3CI, 3CI Acquisition Corp./A/MED, River Bay
                    Corporation and Marlan Baucum (incorporated by reference to Exhibit 10.22 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       10.11        Settlement Agreement dated January 1996 among James H.
                    Shepherd, James Michael Shepherd and Richard T. McElhannon, as Releassors, and the Company, Georg Rethmann, Dr. Herrmann
                    Niehues, Jurgen Thomas, Charles Crochet and Waste Systems,
                    Inc., as Releasees (incorporated by reference to Exhibit
                    10.23 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

       10.12        Exchange agreement between 3CI Complete Compliance
                    Corporation and Waste Systems, Inc. dated as of June 24,
                    1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration Form S-1 filed March 23, 1998).

       10.13        Stock Purchase and Note Modification agreement between 3CI
                    Complete compliance Corporation and Waste Systems, Inc.
                    dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration Form S-1 filed March 23,
                    1998).

       23.1         Consent of Porter & Hedges, L.L.P. included in exhibit 5.1
                    (incorporated by reference to Exhibit 23.1 of 3CI's registration Form S-1 filed March 23, 1998).

       23.2 Consent of Heard, McElroy & Vestal, L.L.P. (incorporated by reference to Exhibit 23.2 of 3CI's registration Form S-1 filed March 23, 1998).

       23.3 Consent of Arthur Andersen, L.L.P. (incorporated by reference to Exhibit 23.3 of 3CI's registration Form S-1 filed March 23, 1998).

       27           Financial Data Schedule