Form 10-K
period 1998-09-30
3CI COMPLETE COMPLIANCE CORP
filed 1999-01-12
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (Fee Required)

         For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (No Fee Required)

         For the transition period from ______________ to ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the NASDAQ Small-Cap Market System on January 8, 1999 was approximately $4,663,377 million computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 8, 1999 was 9,767,825.


-------------------------------------------------------------------------------

                      3CI COMPLETE COMPLIANCE CORPORATION

                              TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K
              ---------------------------------------------------



                                                                                                    PAGE
                                                                                                    ----
                                                      PART I

     Item 1.    Business   ..........................................................................  3
     Item 2.    Properties .......................................................................... 12
     Item 3.    Legal Proceedings.................................................................... 12
     Item 4.    Submission of Matters to a Vote of Security Holders.................................. 13

                                                      PART II

     Item 5.    Market for Registrant's Common
                      Equity and Related Stockholder Matters......................................... 13
     Item 6.    Selected Financial Data.............................................................. 13
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................... 14
     Item 8.    Financial Statements and Supplementary Data.......................................... 20
     Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure............................................ 20

                                                     PART III

     Item 10.   Directors and Executive Officers of the Registrant .................................. 20
     Item 11.   Executive Compensation............................................................... 22
     Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management.......................................................... 24
     Item 13.   Certain Relationships and Related
                      Transactions................................................................... 25

                                                      PART IV

     Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K........................................................ 26

     Signature Page   ............................................................................... 29

                               ------------------


* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.   BUSINESS

GENERAL.

         3CI Complete Compliance Corporation ("3CI" or the "Company") was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. It services customers in a number of states in and contiguous to the southwestern and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Missouri, Kansas, Louisiana, Mississippi, Oklahoma, Tennessee, and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services to customers include collection, transportation, bar code identification and destruction by controlled high temperature incineration, autoclav, microwave and chemical grinding and heating technologies. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking.

         "Medical waste" or "biomedical waste," as used herein, is broadly defined to mean any liquid or solid waste generated in the diagnosis, treatment or immunization of human beings or animals or in related research, that may result in an infectious disease. State and federal regulations tend to focus on regulated and infectious medical waste, which includes pathological wastes, including tissues, organs and body parts; blood and the products or components of blood; "sharps," including needles, scalpels, pipettes and other medical instruments; waste from surgery or autopsy; dialysis wastes, including contaminated disposable equipment and supplies; cultures and stocks of infectious agents, including cultures from medical and pathological laboratories; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals. Also included are out of date or off specification pharmaceutical wastes. "Medical waste" or "biomedical waste" as used herein, does not include "hazardous waste," as such term is commonly defined under state and federal regulations.

         The Company believes the key to success in the medical waste management business is to provide customers a total solution to their medical waste compliance and disposal needs at competitive prices. To achieve and sustain a competitive advantage in the medical waste disposal industry, the Company provides the products and services described below to its customers.

DISPOSAL TECHNOLOGY

         INCINERATION. The Company operates two incinerators with a capacity to treat 36 tons of medical waste per day at its Springhill, Louisiana facility and one incinerator with a treatment capacity of 12 tons per day at its Birmingham, Alabama location. The incineration process is a two-stage process that ensures the complete destruction of all pathogens. Most medical waste consists of disposable paper and plastic products, which burn readily. In an incinerator, medical waste is first burned and reduced to ash. The resulting gases are then heated in the incinerator to a temperature of approximately 1800(Degree)F to 2000(Degree)F, assuring the destruction of all pathogens. This process produces exhaust gas that is subsequently passed through scrubbers and bag houses to incinerator stacks to ensure compliance with applicable air quality standards. The remaining ash, which at this stage is sterilized and free of pathogens, is then transported by truck to licensed landfills. Ash currently is not considered hazardous under regulations of the Environmental Protection Agency ("EPA"), but is regulated at the state level by various state agencies.

         AUTOCLAVING. The Company has a contract with a facility in Austin, Texas to treat waste that utilizes autoclaving as a method of medical waste disposal. A conventional steam autoclave is a large cylindrical chamber with a vacuum lock door. It uses high temperature steam in a multi-stage process to sterilize or disinfect waste. Once waste is placed in the chamber and the door locked, a vacuum pump evacuates air from the chamber. The chamber is then filled with steam at a temperature of approximately 275(Degree)F for approximately 30 minutes to ensure sterilization. Steam condensate is collected on the chamber floor where the liquid is subjected to high temperature for the full cycle, ensuring sterility. At the end of the exposure time, this steam condensate is drained through a valve in the chamber floor and a pump again evacuates air from the chamber. Once this has been accomplished, the chamber is returned to atmospheric pressure, the chamber doors are opened and the processed, sterilized waste is mechanically removed for cooling to room temperature. In some processing facilities the treated waste is then transported to a landfill without any shredding, while in others the treated waste is fed into a shredder/grinder. The treated, disinfected and shredded waste is then conveyed into containers or large transfer trailers and transported for disposal at a licensed landfill or municipal solid waste incinerator.

         Although there are a range of other methods used for disposal of medical waste, such as the use of microwave technology, incineration and autoclaving are the most widely used technologies in the United States. The other technologies below are accepted, but either is new or developing.

         MICROWAVE. The Company operates one microwave unit with a capacity to treat 10.8 tons of medical waste per day at its Birmingham, Alabama location. The microwave process is an alternative technology that is compact and designed to shred and treat medical waste in an enclosed environment. The process uses a combination of steam and microwave heat to destroy any pathogens that are present. The resultant waste is then classified as ordinary municipal solid waste and is disposed of in an approved solid waste landfill.

         CHEM-CLAV. The Company operates one Chem-Clav unit with a capacity to treat 30 tons of medical waste per day at its Springhill, Louisiana facility. The Chem-Clav is a chemically enhanced steam autoclave that uses sodium hypocholrite, a sanitizing chemical, to pre-treat the medical waste before its introduction into the steam autoclave. The pretreatment reduces the time, temperature and pressure requirements of a traditional autoclave while allowing for a safer, more efficient processing of the medical waste. The waste is loaded into the feed hopper. The feed hopper and recirculation tanks are under negative pressure created by a negative pressure blower. Air is drawn through a High Efficiency Particulate Air Filter chamber before exhausting to the atmosphere. An interlock prevents the introduction of untreated medical waste unless the negative pressure system is functional. As the waste drops from the hopper into the shredding unit, a mixture of sodium hypochlorite and water is applied to the containers of waste before their being broken open by the shredders. The shredded materials fall through a transition where additional chemical and water solution are applied. The treated waste is then introduced into a screw press for de-watering. The bulk of the liquid solution is separated from the waste, leaving a chemically active film on the residual material. The liquids are drained back into the re-circulation tank. The liquid from the clean side of the tank is re-circulated and additional treatment chemical is automatically added before reintroduction to the process flow. The temperature of the re-circulated liquids is controlled at approximately 105(degree) F. to optimize chlorine release. The residual matter exits the screw press and enters the steam conveyor where low-pressure steam is injected at multiple ports. The residence time in the steam conveyor is thirty minutes. The steam conveyor has integral thermocouples that are used to maintain operational temperature in the range of 205-212(degree) F. The steam conveyor incorporates mixing tabs enhancing the permeation of steam into the shredded materials. A vent installed at the end of the conveyor routes excess steam to atmosphere. The sterilized waste exits the distant end of the conveyor through a discharge flapper valve into a compactor, and then is transported for disposal at a licensed landfill.

ALTERNATIVE TECHNOLOGIES; TECHNOLOGICAL OBSOLESCENCE

         The regulated medical waste management industry presents continuing opportunities for the development of alternative treatment and disposal technologies. These alternative technologies may emphasize operating cost efficiencies, reductions in the volume of regulated medical waste generated or other environmental factors. The development and commercialization of alternative treatment or disposal technologies has placed the Company into a more competitive environment as hospitals can install on site treatment technologies.

DISPOSAL AGREEMENTS

         The Company enters into medical waste disposal agreements with customers for the collection of their medical waste according to a schedule agreed upon between the parties. The Company accepts medical waste that has been packaged by customers in containers the Company provides and transports it in Company vehicles to treatment facilities the Company owns or for which the Company has long-term contractual rights. The Company uses a bar code technology to track and record the movement of medical waste through all phases of its handling and treatment, in compliance with applicable governmental regulations.

         The Company also enters into disposal agreements with other medical waste transporters and manufacturers and distributors of pharmaceuticals for the treatment and related documentation of medical waste and out dated pharmaceuticals. The Company intends to continue to enter into such agreements to the extent possible in order to maximize utilization of its treatment capacity without affecting its service to its regular customers.

MEDICAL WASTE CONTAINERS

         The Company's policy is to accept medical waste from customers only if it is packaged in containers provided or approved by the Company. The Company furnishes its customers with multiple containers, carts, plastic reusable and rigid cardboard containers for disposal of medical waste products. These containers are clearly marked with the "biohazard" symbol to draw attention to their contents and are lined with specialized plastic bags and sealed to minimize potential contact with the medical waste products by health care workers and medical waste handlers. The Company also furnishes its customers with rigid reusable plastic containers clearly marked as biohazardous and designed to contain certain types of medical waste, such as hypodermic needles, scalpels and other so-called "sharps". Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The Company believes that its emphasis on proper containerization results in safer medical waste disposal and minimizes potential hazard or liability to the Company and its customers.

         During the fiscal year 1996 and throughout the fiscal year 1997, the Company initiated the use of reusable plastic containers for certain customers. The Company believes the use of reusable containers has the potential to lower costs to the Company. The rigid, plastic containers generally are larger than the disposable boxes and can, therefore, potentially hold greater volumes of waste.

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

TREATMENT

         The Company owns two incinerators in Springhill, Louisiana, with a capacity to treat up to 36 tons of medical waste per day. During the fiscal year ended September 30, 1998, the Company installed a Chem-Clav unit in Springhill, Louisiana, with a capacity to treat up to 30 tons of medical waste per day. The Company also owns an incinerator that has the capacity to treat up to 12 tons per day and a microwave unit with the capacity to treat up to 10.8 tons per day, both of which are located in Birmingham, Alabama.

INCINERATION CONTRACTS

         The Company has exclusive incineration rights, for a capacity of 30 tons per day, at an incinerator operated by the City of Carthage, Texas, which expires in June 1999, subject to various renewal options. In order to maintain its rights under the agreement, the Company is required to pay minimum annual fees of approximately $550,000 to $1 million during the term of the agreement. During fiscal 1998, 1997 and 1996, the Company paid fees in the aggregate amount of approximately $1,277,033, $1,401,692 and $843,958 under the agreement.

         The Company also had exclusive incineration rights at an incinerator operated by the City of Center, Texas under an agreement expiring in June 1998, subject to various renewal options. In order to maintain its exclusive rights under the agreement, the Company was required to pay minimum annual fees of approximately $300,000 to $900,000 during the term of the agreement. During fiscal 1997 and fiscal 1996, the Company paid fees in the aggregate amount of approximately $27,000 and $779,000 under the agreement.

         During the fiscal year of 1996, the Company became aware that the City of Center was not meeting certain contractual obligations. The most critical obligation was the City of Center's breach of the exclusivity clause in the contract. The Company stopped using the City of Center's incinerator and ceased making payments of burn fees. In 1997, the City of Center filed a lawsuit to recover $80,000 for the non-payment of burn fees and the Company filed counter claims against the City of Center for the breach of the exclusivity in the contract. The lawsuit was settled. The City of Center has foregone its claim of burn fees as originally demanded and agreed to make installment payments over 24 months to the Company in the aggregate amount of $380,000 for breaking the exclusivity of the contract.

DOCUMENTATION AND REPORTING

         The bar code label affixed to each of the Company's medical waste containers is used in conjunction with computers, laser scanners and digital scales to document the handling, treatment, disposal and weighing of the customer's medical waste stream. Bar coded containers allow proper documentation and tracking of waste materials and meet all applicable local, state and federal regulations concerning packaging and labeling of medical waste materials. The Company provides its customers on a regular basis with medical waste destruction reports that document the acceptance, transportation, treatment and third party verification of their medical waste disposal. The Company's detailed documentation provides information on all waste it accepts and treats, including individual container bar code number, point of origin, date and time of pick up, date and time of treatment, weight at time of treatment and certificate of destruction.

SAFETY TRAINING AND CONSULTATION

         The Company can design specialized on-site training systems for the identification, segregation, handling and containerizing of waste products. These systems are designed to assist customers in reducing their waste disposal costs while maintaining regulatory compliance and to reduce potential exposure to the Company's employees. The Company can instruct health care workers in the most efficient methods of handling, recording and documenting their waste streams in compliance with local, state or federal regulations. The Company will, on request, review a customer's internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of medical waste within the customer's facility from its creation to the point of its acceptance by the Company.

CUSTOMERS

         The Company's health care customer base is diverse, with about 17,000 accounts in Arkansas, Florida, Georgia, Kansas, Louisiana, Oklahoma, Texas, Alabama, Mississippi, Missouri and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no individual customer generates five percent or more of the Company's consolidated revenues.

MARKETS

         The Company divides its market into three categories within each geographic region: the hospital market, the professional market and the third party market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and major medical complexes. The professional market consists principally of physician and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians' offices, and clinics and mortuaries. The third party market consists principally of pharmaceutical manufacturers and distributors and other medical waste transportation companies.

         The Company uses a three-fold strategy to increase its presence and customer base in a particular geographical market. First, Company representatives meet personally with a prospective customer to describe the Company's services and to negotiate a disposal agreement that reflects the prospective customer's service needs. Second, the Company uses direct mail to establish potential customer leads, particularly in the professional market. Third, the Company seeks endorsements or referral relationships with hospitals and professional associations in the market areas.

PRICING

         The Company has experienced intense competition in pricing. Profit margins have declined and could deteriorate further if price-cutting within the industry persists. During fiscal 1998, there continued to be a downward pressure in pricing by competitors to increase and maintain market share and from the threat of on site treatment. Due to continued deep discounting targeted toward larger hospital accounts, the Company has directed more of its marketing efforts toward the professional market accounts, such as physicians and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians offices, clinics and mortuaries.

COMPETITION

         The market for regulated medical waste collection and processing services is highly competitive and requires substantial labor and capital resources. The Company experiences intense competition from national, regional and local waste disposal (i.e., collection) companies as well as national, regional and local companies providing integrated medical waste services (i.e., collection and processing). These companies compete directly with the Company for business from medical waste generators located in the Company's regional markets. In addition, the Company faces competition from businesses and other organizations that are attempting to commercialize alternate treatment technologies collectively to member groups of regulated medical waste generators. The Company majority shareholder, Waste

Systems, Inc. ("WSI") is owned by Stericycle, Inc. ("Stericycle") which competes in two of the Company's operating markets.

INSURANCE COVERAGE

         The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. The Company carries a range of insurance coverage, including a comprehensive general liability policy in the amount of $1,000,000 with a combined single limit for bodily injury and property damage, and a $2,000,000 excess umbrella liability policy. The Company carries $3,000,000 per occurrence of such coverage for the incineration facilities used by the Company. The Company also carries $1,000,000 per occurrence of transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during transportation. The Company believes that the types of insurance it carries and amounts of coverage are customary in the industry and are sufficient to protect the Company against the covered liabilities. There can be no assurance, however, the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain it's current insurance at existing levels.

EMPLOYEES

         At September 30, 1998, the Company had approximately 213 full time and 12 part-time employees, three of whom were employed in executive capacities and the remainder of whom were in transportation operations, treatment facility operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

GOVERNMENTAL REGULATIONS

         GENERAL. All aspects of the Company's business are heavily regulated. The Company's collection, hauling, processing and disposal activities are governed by numerous federal, state and local agencies and authorities under laws, rules and ordinances relating to the definition, generation, segregation, handling and packaging of medical waste. In addition, facility citing, construction, operations, occupational training, safety, air, water and incineration ash characteristics and disposal are regulated under different but related laws, rules and ordinances.

         The Company's activities are subject to federal laws and regulations relating to public health and the environment. In addition to those federal environmental and public health related laws that apply generally to the Company's activities, there are a number of federal laws and regulations which directly pertain to the handling, transport and processing of medical waste. The most pertinent of these federal environmental and public health laws are discussed below.

         TREATMENT FACILITIES. The Company is required to obtain permits at federal, local and state levels for the construction and operation of treatment facilities, which have to date, and may continue to involve, the expenditure of substantial resources without any assurance of success. Such permits may include: (i) air quality permits relating to the emissions from treatment facilities, (ii) solid waste permits relating to storage, receipt and treatment of medical waste, the storage and disposal of residues from the treatment facilities, and ancillary air pollution control equipment relative to incinerators, (iii) waste-water discharge permits, (iv) storm water discharge permits, (v) site permits, such as zoning or special use permits, relating to the appropriateness of sites for a waste processing facility under applicable zoning regulations, (vi) building permits and (vii) occupancy permits. Air quality permits and site permits, and in some cases solid waste permits, can be difficult to obtain, and may take a year or longer to be issued.

         Companies in the medical waste disposal industry often face resistance to various permit applications from local and regional organizations, citizens groups and residents because of the nature of the waste and the perceived threat to air quality and public health caused by waste processing. The Company often must conduct a public relations campaign, with an emphasis on education, to overcome local opposition, which often is highly political and emotional. Furthermore, once granted, permits often are subject to continuing review and may be challenged either in court or otherwise even after construction or operations have commenced. Accordingly, the Company's operations could be subject to suspension or termination even after substantial funds have been expended in reliance upon state or local regulatory approvals.

         Operating permits generally incorporate performance standards. The failure to comply with such standards could subject the Company to the suspension or revocation of its permits or financial penalties for failure to comply with permit requirements.

         TRANSFER STATIONS. Transfer of medical waste, generally from a small local pick-up vehicle to a large transport trailer, is necessary to consolidate and transport waste in an economical fashion to regional processing centers. Most states permit such transfer operations under their solid waste regulatory authority or their department of health. After receiving local approvals, such as necessary zoning or special use permits, application may be made to the appropriate state solid waste authority.

         STATE TRANSPORT PERMITS. Transportation permits currently are required in a number of states. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally include driver safety and training, waste packaging, labeling and tracking requirements. The Company currently holds necessary hauling permits in Arkansas, Louisiana, Texas, Mississippi, Alabama, Georgia, Florida, Oklahoma, Kansas, Missouri and Tennessee. There can be no assurance that any of the Company's current permits will be renewed or that, if the Company is able to identify and secure additional locations for treatment or other waste processing facilities or transfer stations, all necessary permits will be obtained, or that if such permits are granted that they will be granted in a timely manner or under conditions that will be acceptable to the Company.

         THE OCCUPATIONAL SAFETY AND HEALTH ACT ("OSHA"). OSHA gives the federal government the authority to regulate the management of infectious medical waste. Liability may be imposed under the general duty clause found in
Section 654 of OSHA. This section requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees. The regulations promulgated under OSHA require employers to give notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. This may be found to apply in the case of chemicals that could be present in infectious medical waste.

         OSHA contains rules regarding exposure to blood borne pathogens, which increase the cost of providing medical waste management services. These rules impose, among other things, engineering and work practice controls, use of personal protective clothing and equipment, training, medical surveillance, labeling and record keeping requirements with respect to occupational exposure to blood and other potentially infectious materials.

         THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). RCRA establishes a regulatory program administered by the Environmental Protection Agency ("EPA") covering the generation, storage, transportation, treatment and disposal of hazardous waste. RCRA defines "hazardous waste" as any solid waste, or combination of solid waste, which because of quantity, concentration, physical, chemical, or infectious characteristics may:

                  (a) cause, or significantly contribute to, an increase in mortality or an increase in serious irreversible or incapacitating reversible illness; or

                  (b) poses a substantial present or potential hazard to human health or the environment when improperly treated, stored, transported or disposed of, or otherwise managed.

         Although this general statutory definition of hazardous waste may provide the EPA with the authority to regulate at least certain infectious medical wastes as hazardous wastes, the EPA has not chosen to do so. To date, infectious medical wastes have not been listed by the EPA as hazardous waste, nor has being infectious been designated by the EPA as one of the characteristics of a hazardous waste. Thus, infectious medical wastes, which do not otherwise qualify as hazardous wastes, currently are not subject to regulation under RCRA as hazardous wastes.

         Although the EPA has not chosen to regulate infectious wastes as hazardous wastes, it has developed and issued informal guidance outlining practical approaches to infectious waste management. Moreover, although RCRA does not comprehensively address the area of medical waste, certain wastes common to the medical field currently are listed as hazardous wastes and, therefore, certain medical wastes may be subject to the requirements of RCRA. With respect to those solid wastes, which are deemed hazardous, RCRA contains extensive regulatory requirements pertaining to reporting to the EPA, record keeping, labeling, the use of containers, the furnishing of information to persons handling the hazardous wastes and the tracking of hazardous wastes from the point of generation to the point of disposal involving, among other things, the use of transportation manifests.

         Finally, facility ash may constitute hazardous waste depending upon the composition and characteristics of the waste ash generated by the incineration technology employed. If so, the ash would be subject to the hazardous waste transportation, disposal and other hazardous waste management requirements of RCRA discussed above.

         U.S. DEPARTMENT OF TRANSPORTATION. The Company's medical waste transportation activities are subject to federal regulation by the DOT pursuant to the Hazardous Waste Materials Transportation Act and the Hazardous Materials Regulations promulgated thereunder (as amended by the Hazardous Materials Uniform Transportation Act of 1990).

         The DOT regulations contain packaging and labeling requirements, which are imposed on different waste categories, depending on the perceived hazards of each category. The regulations impose the most stringent requirements on packages containing over four liters gross volume of "etiologic agents", which are defined as "viable microorganism(s) or (their) toxin(s), which cause or may cause human disease," and are limited to certain agents listed in the Hazardous Materials Regulations. These standards are intended to prevent the release of such agents into the environment. The DOT requirements are intended to supplement etiologic waste regulations promulgated by the Public Health Service of the U.S. Department of Health and Human Services.

         A significant portion of the waste the Company handles is "Regulated Medical Waste" which, as defined in the DOT Regulations, includes cultures and stocks, pathological waste, human blood and any blood products, sharps, animal waste, isolation waste, and unused sharps. These wastes are considered to be of medium danger. To meet the packaging standards, packages containing these wastes must be rigid, leak resistant and impervious to moisture, of sufficient strength to prevent tearing or bursting while under normal conditions of use and handling, sealed to prevent leakage during transport, puncture resistant for sharps and sharps with residual fluids, and break resistant and tightly sealed for fluids in quantities greater than 20 cubic centimeters.

         The DOT Regulations also prescribe labeling standards for all infectious and regulated waste and testing protocols for manufacturers and suppliers of packaging. These regulations have not become final and have been postponed a number of times.

         In addition, the Company generally is subject to regulation by the DOT and may be subject to regulation by the Interstate Commerce Commission pursuant to a number of other statutes and bodies of regulation, some of which specifically pertain to the transport of medical waste and which address, among other things, vehicle operating procedures and the training of persons to operate commercial vehicles carrying hazardous materials.

         CERCLA. Federal regulations are included in the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Super-fund Amendments and Reauthorization Act of 1986 ("CERCLA"), which in general imposes strict liability in the event of a release or threatened release of hazardous substances from a facility. Certain medical wastes may be categorized as hazardous substances under CERCLA.

         FEDERAL CLEAN AIR ACT. The Company's medical waste processing facilities may be regulated under certain other environmental statutes. The Federal Clean Air Act, and related regulations may apply to the air emissions from the Company's incineration facilities. The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. These regulatory programs are based on several types of air quality standards: national air quality standards, national emissions standards for hazardous air pollutants, new source performance standards, technology-based standards and acid deposition requirements.

         FEDERAL CLEAN WATER ACT. Water discharges from the disposal processes, if any, and storm water discharges may be regulated under the Federal Clean Water Act and implementing regulations. Pursuant to the Federal Clean Water Act, the EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges of water. The Company is required to design, construct and operate its facilities in accordance with the Federal Clean Air Act and the Federal Clean Water Act and obtain all permits and approvals required therein.

         THE FOOD AND DRUG ADMINISTRATION ("FDA"). The Company and its products are subject to regulations by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Such regulation, among other things, relates to the testing, marketing, export and manufacture of medical devices. The FDA considers sharps containers to be "medical devices", as defined under the Federal Food, Drug, and Cosmetic Act. Most sharps containers, according to the FDA, are class II accessories to sharps devices.

STATE REGULATION

         The states in which the Company operates generally have complex regulatory frameworks governing, among other issues, the storage, treatment, labeling, transport and disposal of medical waste. The Company's vehicles, packaging, facilities and operating procedures are subject to detailed and comprehensive regulation on the state level. The Company's incineration facilities are required to include controlled air combustion units, air quality control equipment, pollution control equipment and ancillary control and monitoring equipment. All facilities are required to provide monitoring equipment. State regulatory authorities may inspect Company operations on a regular basis and assess fines and penalties or may halt operations for failures by the Company to follow specific regulations. In addition, the failure of state regulatory agencies to issue required permits or renewals, or any delays by such agencies, could have a material adverse impact on the Company's operations.

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in approximately 6,100 square feet of office space in Shreveport, Louisiana, which is leased under a lease expiring in December 2001, under which the Company paid approximately $71,339 during fiscal 1998. The Company owns or leases approximately 166 specially equipped trailers and 71 trucks and tractors used for the transportation of containerized waste. A summary description of the Company's operating properties is set forth below:


  LOCATION                     TYPE OF FACILITY                            CAPACITY                  OWNED/LEASE
  --------                     ----------------                            --------                  -----------

Shreveport, LA               Corporate Office                                 N/A                       Leased
San Marcos, TX               Sales Office & Transport                         N/A                       Leased

Tulsa, OK                    Transportation & Transfer                        N/A                       Leased
Carthage, TX                 Sales & Transportation                           N/A                       Leased
Grand Prairie, TX            Sales & Transportation                           N/A                       Leased
Kenner, LA                   Sales & Transportation                           N/A                       Leased
Fresno, TX                   Transfer  &  Transportation  Station,  &  Sales  N/A                       Owned
                             Office

Birmingham, AL               Transportation & Sales                           N/A                       Leased
Jackson, MS                  Sales, Transfer Station, Transportation          N/A                     Owned Land
Springhill, LA               Transportation & Sales                           N/A                       Owned
Bismarck, AR                 Transfer Station, & Sales                        N/A                       Leased
Carthage, TX                 Incinerator                                      30 tons/day               Leased
Springhill, LA               Incinerator                                      36 tons/day               Owned
Springhill, LA               Chem-Clav                                        30 tons/day               Owned
Birmingham, AL               Incinerator                                      12 tons/day               Owned
Birmingham, AL               Microwave Unit                                   10.8 tons/day             Owned


         The Company believes that its facilities are adequate for its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

         In September 1998, Insurance Company of the State of Pennsylvania filed suit in Insurance Company of the State of Pennsylvania v. 3CI Complete Compliance Corporation, No. CV98-1756S, in the United Sates District Court of Louisiana, Shreveport, Louisiana. The plaintiff has alleged approximately $390,000 in unpaid premiums for workers compensation insurance policies allegedly issued between February 1994 and February 1997. The Company believes the outcome of this lawsuit will not have a material adverse effect on the Company's financial position, results of operations and net cash flows.

         The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, results of operations or net cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Companys Common Stock is traded over-the-counter on the NASDAQ Small-Cap Market under the symbol TCCC. The following table sets forth the high and low bid quotations for the Common Stock on the NASDAQ Small-Cap Market for each of the quarterly periods indicated. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                            HIGH              LOW
        FISCAL 1997:

        First Quarter                    $ 1 5/16         $   13/16
        Second Quarter                       15/16            1/32
        Third Quarter                      1                  3/8
        Fourth Quarter                       5/8              9/16

        FISCAL 1998:

        First Quarter                    $ 2 11/16        $   3/4
        Second Quarter                       11/2           2 3/32
        Third Quarter                      2 1/8            1
        Fourth Quarter                     1 3/4              7/8


         As of December 31, 1998, the approximate number of holders of record of the Company's Common Stock was 425, and the closing sale price of the Common Stock on December 31, 1998 was $1.03.

         The Company has paid no cash dividends on its Common Stock since its inception. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the Board of Directors and will depend, among other things upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. By reason of the Company's current financial condition and contemplated financial requirements, the Company has no plans to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following information is derived from the Company's audited financial statements and includes the historical financial information of American Medical Transports Corporation ("AMTC") and A/MED, Inc. ("A/MED"), the assets and liabilities of which were acquired by the Company, as well as the historical financial information since the date of acquisition for each acquired company. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.



                                               YEAR ENDED       YEAR ENDED        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                  1998              1997             1996             1995 (2)          1994 (1)
                                             --------------    -------------     -------------     -------------     --------------
Selected Statement of  Operations Data:
   Revenues ...............................  $ 19,008,697      $ 18,789,749      $ 17,748,300      $ 16,522,025      $ 12,422,717
Costs and expenses:
Cost of Sales ..........................       14,058,523        14,285,834        13,815,480        11,756,968         9,273,011
Write off of intangibles ...............             --                --          11,385,328              --                --

Write off of assets ....................             --                --           1,183,446              --                --

Selling, general and administrative ....        3,110,671         3,080,398         4,343,246         6,996,575         2,452,840

Depreciation and amortization ..........        1,297,620         1,352,015         2,224,161         1,976,212         1,236,592
                                             ------------      ------------      ------------      ------------      ------------
Total operating expenses ...............       18,466,814        18,718,247        32,951,543        20,729,755        12,962,443
                                             ------------      ------------      ------------      ------------      ------------
Gain (Loss) from operations ............          541,883            71,502       (15,203,243)       (4,207,730)         (539,726)

Other Expense, net .....................         (529,994)       (1,159,690)       (1,053,424)         (655,080)         (423,890)
 Accretion of put option ...............             --                --             (26,052)         (217,075)             --
                                             ------------      ------------      ------------      ------------      ------------

Net Income (Loss) ......................     $     11,889      $ (1,088,188)     $(16,282,837)     $ (5,079,885)     $   (963,616)
                                             ============      ============      ============      ============      ============
Basic net income (loss)
   per common share ....................     $        .01      $      (0.12)     $      (1.84)     $      (0.60)     $      (0.17)
                                             ============      ============      ============      ============      ============

Diluted net income (loss) per share ....     $        .01      $      (0.12)     $      (1.84)     $      (0.60)     $      (0.17)
                                             ============      ============      ============      ============      ============

Selected Balance Sheet Data:

Working Capital (deficit) ..............       (6,785,489)       (6,135,666)     $(10,774,499)     $ (2,546,818)     $   (191,840)

Property, plant and equipment, net .....        9,897,085         8,449,748         8,462,619         9,388,722         7,641,402

   Total Assets ........................       14,618,340        13,157,605        13,374,817        25,518,596        21,567,824

Long-term Debt, current Maturities .....        1,619,889         1,373,617         1,314,290         1,475,622              --

Long-term Debt, net of current
Maturities .............................          986,524           986,467           742,400         5,575,622         1,403,316

  Shareholders' Equity .................        2,759,511         1,964,122        (4,014,035)       11,821,339        15,892,569
  Cash dividends per share .............             --                --                --                --                --


(1) The fiscal 1994 balances include the acquisitions of AMTC and A/MED and acquisition of the assets of Med-Waste Disposal Services, Inc. for periods after the acquisition date.

(2) The fiscal 1995 balances include the acquisition of the assets of River Bay Corporation after the acquisition date.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged in the business of medical waste management services in the southwestern and southeastern United States. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services include collection, transportation, bar code identification and destruction by controlled, high temperature incineration and alternative treatment technologies.

         The Company has experienced significant losses in recent years caused by the debt incurred in connection with the Company's acquisitions and the expenses related to certain litigation arising out of those acquistions, as well as expenses of a minority shareholder suit that was settled in 1998. Although the Company's cash flow from operations during 1998 was positive, the Company continues to experience cash shortages because the Company uses its current working capital to purchase capital assets. The Company anticipates continued improvement in its cash flow from operations, but will continue to experience limited liquidity due to the Company's debt service requirements.

         Competition in the medical waste industry has been high for several years. The Company competes against companies that have access to greater capital resources. One of those competitors is Stericycle, which owns 100% of the captial stock of WSI, the Company's majority shareholder. To compete in the medical waste disposal industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from WSI, and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company. If WSI fails to advance funds to the Company or demands payment of its current indebtedness when due, the Company would have limited financing sources and would likely be forced to seek bankruptcy.

         The Company has substantial indebtedness owed to WSI. This indebtedness currently consists of (i) an Amended and Restated 1995 Note (the "Restated 1995 Note") in the principal amount of $5,488,000, and (ii) a Loan Agreement and Note Amendment dated as of December 31, 1998 in the principal amount of $750,000. Through a series of transactions described below, certain additional debt that the Company owed to WSI previously was converted into 7,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") and 750,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"). The Series B Preferred Stock and Series C Preferred Stock have substantially identical terms. See "--Liquidity and Capital Resources."

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

REVENUES increased by $218,947, or 1.2%, to $19,008,696 during the fiscal year ended September 30, 1998, from $18,789,749 for the fiscal year ended September 30, 1997. This increase is primarily attributable to the Company focusing on higher margin generators of medical waste, offset by lower service fees that resulted from increasing price competition in the industry.

CASH FLOW FROM OPERATIONS increased by $1,405,126 to $818,057 for the fiscal year ended September 30, 1998 compared to a negative of $587,069 for the fiscal year ended September 30, 1997.

NET INCOME (LOSS) increased to $11,889 during the year ended September 30, 1998, compared to a loss of $1,088,188 during the year ended September 30, 1997. The increase was attributable to an increase in revenues, the proceeds from the settlement of the City of Center litigation, along with decreases in interest expense and in depreciation and amortization.

DEPRECIATION AND AMORTIZATION expense decreased to $1,297,620 for fiscal 1998 from $1,352,015 for fiscal 1997. The decrease was attributable to the completed depreciation of of certain assets during 1997.

WORKING CAPTIAL DEFICIT increased to ($6,785,489), or 10.6%, during the fiscal year ended September 30, 1998 compared to a deficit of ($6,135,666) at September 30, 1997. The increased deficit was due to bank overdrafts.

COST OF SERVICES decreased $227,312, or 1.6%, to $14,058,522 during the year ended September 30, 1998, compared to $14,285,834 for fiscal 1997. The principal reasons for the decrease were due to the reduction of outside incineration fees and from lowered transportation costs. Cost of revenues as a percentage of revenues decreased to 74.0% during 1998 from 76.0% during 1997.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $3,110,671 during the year ended September 30, 1998 from $3,080,398 during the year ended September 30, 1997. The increase was primarily attributable to legal fees. Selling, general and administrative as a percentage of revenue was 16.4% in fiscal 1998 and in fiscal 1997.

INTEREST EXPENSE decreased by $240,514, or 26.7%, to $661,715 during the fiscal year ended September 30, 1998, from $902,229 in fiscal 1997. This decrease resulted from WSI converting $7,750,000 of outstanding indebtedness owed by the Company to WSI into preferred stock.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

REVENUES increased by $1,041,449, or 5.9%, to $18,789,749 during the fiscal year ended September 30, 1997, from $17,748,300 for the fiscal year ended September 30, 1996. This increase was primarily attributable to the Company focusing on higher margin generators of medical waste, offset by lower service fees caused by competition in the industry.

CASH FLOW FROM OPERATIONS increased by $1,320,270 to ($587,069) for the fiscal year ended September 30, 1997 compared to a negative of ($1,907,339) for the fiscal year ended September 30, 1996.

NET INCOME (LOSS) decreased to a loss of $1,088,188 in 1997 compared to a loss of $16,282,837 in 1996. The decrease in the loss was attributable to one-time charges incurred in 1996 consisting of $11,385,328 in write-offs relating to intangible assets, $1,183,446 of write-offs of fixed assets, a $1,000,000 accrual of legal fees relating to a shareholder lawsuit, an increase in revenues from 1996 of $1,041,449 and a decrease in depreciation and amortization.

DEPRECIATION AND AMORTIZATION expense decreased by $872,146, or 39.2%, to $1,352,015 during the fiscal year ended September 30, 1997 from $2,224,161 for the fiscal year ended September 30, 1996, due principally to the impairment loss for the intangible assets in fiscal 1996, and the related reduction in amortization.

WORKING CAPTIAL DEFICIT dEcreased by $4,638,833 to ($6,135,666) for the fiscal year ended September 30, 1997, from ($10,774,499) for the fiscal year ended September 30, 1996. The decrease was due to WSI converting $7,000,000 of debt into 1,000,000 shares of preferred stock.

COST OF SERVICES increased by $470,354, or 3.4%, to $14,285,834 during the year ended September 30, 1997, compared to $13,815,480 for fiscal 1996. The principal reasons for the increase was higher workers compensation insurance, and higher fuel and labor costs. Cost of revenues as a percentage of revenues decreased to 76.0% during 1997 from 77.8% during 1996.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased to $3,080,398 during the year ended September 30, 1997 from $4,343,246 during the year ended September 30, 1996. The decrease was primarily attributable to the reduction of legal fees that the Company had accrued during the fiscal year ended 1996 related to its minority shareholders lawsuit. Selling, general and administrative as a percentage of revenue decreased to 16.4% in fiscal 1997 from 24.5% in fiscal 1996.

INTEREST EXPENSE increased by $30,319, or 3.5%, to $902,229 in fiscal 1997 from $871,910 in fiscal 1996 due primarily to the increase in the principal amount of a note payable to WSI.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, and debt service through cash advances from WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the construction of the Chem-Clav unit, and the indebtedness incurred in connection with the purchase of rolling stock.

         The Company historically has financed its capital expenditures with internally generated funds. During fiscal 1998, 1997 and 1996, the Company invested approximately $2,789,934, $1,417,000 and $1,180,000 respectively, for transportation, machinery and equipment at its treatment and transportation locations, computer equipment and software, and for certain extraordinary expenditures. The 1998 amount includes approximately $810,000 for the construction of the Chem-Clav technology at the Company's Springhill, Louisiana treatment facility. The 1996 amount includes approximately $791,000 to complete the construction of incineration facilities in Birmingham, Alabama. The Company previously spent $550,000 during fiscal 1995 on the construction of that facility.

         The Company finances its capital expenditures along with its insurance payments, lease payments on the Chem-clav unit and indebtedness financing its rolling stock, with internally generated funds. Since the Company has no external sources of financing currently available other than WSI, if the Company is unable to fund its capital expenditure budget and other indebtedness with internally generated funds, the Company will be required to curtail its budget and could default on its other obligations. The Company does not currently have any external sources of financing and does not believe any currently available.

         In June 1995, the Company executed a $6,000,000 revolving promissory note with WSI ("the 1995 Note"). The 1995 Note was renegotiated in September 1995, to increase the total borrowings available thereunder to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note was due and payable in full on September 30, 1998, at which time the Company had outstanding borrowings of $5,004,403.

         During fiscal year 1996, the Company received cash advances from WSI in excess of amounts available under the 1995 Note. As a result, in December 1996, the Company and WSI entered into a $2.7 million Revolving Credit Facility (the "1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997.

         In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of the Company's Series A preferred stock and canceled the 1996 Credit Facility and reduced the outstanding indebtedness of the 1995 Note by $4,300,000. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 into Series C preferred stock. In March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

         On October 1, 1998, WSI and the Company executed the Restated 1995 Note. The principal amount of the Restated 1995 Note is approximately $5,488,000, which includes the then outstanding balance under the 1995 Note and certain accounts to WSI as of September 30, 1998. The Restated 1995 Note bears interest at the prime plus 2.0%. Interest is payable in quarterly installments on the last business day of each month, with the first installment being payable on the last business day of January 1999. Accrued and unpaid interest outstanding on December 31, 1998 was capitalized and added to the principal amount of this Note effective as January 1, 1999. The outstanding principal of this Note and accrued but unpaid interest is due and payable on September 30, 1999 (the "Initial Maturity Date"). The Company may, at any time on or before the Initial Maturity Date, extend the maturity to a date not later than March 31, 2000 (the "Subsequent Maturity Date") upon payment to WSI a commitment fee equal to 1.0% of the outstanding principal amount on the 1995 Restated Note. The Company may at any time on or before the Subsequent Maturity Date extend the maturity to a date not later than September 30, 2000 upon payment to WSI of a commitment fee equal to 1.5% of the outstanding principal amount of the 1995 Restated Note.

         On December 18, 1998, WSI and the Company entered into a Loan Agreement and Note Amendment (the "New Loan") under which WSI agreed to lend $750,000 to the Company. Borrowings under the New Loan bear interest at the lesser of (i) Prime Rate plus 3.0% or (ii) the Maximum Rate. In either case, accrued and unpaid interest outstanding on June 30, 1999 shall be capitalized and added to the principal amount of the New Loan effective as of July 1, 1999. Interest accruing after June 30, 1999 shall be due and payable in monthly installments on the last day of each month, with the first such installment being due and payable on the last day of July 1999. The outstanding principal balance of the New Loan is due and payable on September 30, 1999. The maturity date of the New Loan may not be extended. Included in the New Loan is a Sale Event fee, whereby a fee shall be due to WSI based on the occurrence of a Sale Event, the aggregate fee payable shall not exceed $50,000.

         The Company purchased a Chem-Clav unit for its Springhill, Louisiana, facility during the fiscal year 1998. The financing was completed through a lease purchase agreement. The Company has the option to buy out the lease at the end of the first anniversary for $665,000 or renew the lease agreement, for another year increasing the lease payment from $15,000 to $18,000. The Company currently intends to renew the lease rather than exercise its buy out option.

IMPACT OF ACCOUNTING STANDARDS

         In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived assets and for the Long-Lived Assets to be disposed of. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. In 1996, the Company conducted an evaluation of the long-lived assets associated with the Company operations. The Company estimated its future cash flows to generate by its assets less the future cash outflows expected to be necessary to obtain those cash inflows. In preparing the analysis, the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the Company's intangible assets, and the Company recognized an impairment loss in accordance SFAS 121 of $11,385,328.

         Set forth below is a summary of the write-offs relating to fixed assets during fiscal 1996:

         BUILDINGS/EQUIPMENT $12,700. During 1996, the Company replaced the refractory in one of its incinerators due to the normal wear and tear. The net book value of $12,700 of the previously capitalized refractory was written-off.

         LEASEHOLD IMPROVEMENTS $80,000. During 1996, the Company updated and refurbished several of its transportation and incinerator locations. Management believed the updating and refurbishment was necessary to make the locations more functional and efficiently operational. The Company also made an operational decision to close its Austin, Texas, transportation location. This closure was made in order to reduce operating costs and personnel costs. Previous leasehold improvement costs, which were being amortized over the life of the lease (lease was terminated due to this decision to close the location, were written-off as they remained a part of the leased building.

         TRANSPORTATION EQUIPMENT $500,746. In February 1994, the Company had a lease agreement that was accounted for as a capitalized lease and was being depreciated over the term of the lease agreement. During 1996, the Company terminated the lease early due to the high cost of maintenance of the leased equipment. The Company had also capitalized other costs associated with these leased assets that the Company wrote off when the lease was terminated. As the transportation equipment was returned, the Company wrote off the remaining capitalized net book value of $500,746.

         REUSABLE CONTAINERS $12,000. In 1996, the Company moved a portion of its customer base from disposable cardboard boxes to reusable plastic containers. A significant investment was then made in reusable plastic containers because the Company had estimated that the life of reusable containers was five years. Based upon operating experience, however, the Company estimated that a three-year life was more reflective of the actual life of the reusable containers. Due to this change in estimate, the Company wrote off previously capitalized reusable containers with a net book value of $12,000.

         MACHINERY & EQUIPMENT $88,000. During fiscal 1996, the Company changed out the bags inside the scrubber at an incinerator because its bags became excessively worn and their integrity was deteriorating. These bags had a remaining net book value of $22,200 that was written-off. The Company also wrote off a previously capitalized major improvement that was done to the upper chamber of the incinerator. During 1996, the Company completed a major improvement in the upper chamber and the previously capitalized improvement was written-off at its net book value of $28,405. In the River Bay division, machinery and equipment with a net book value of $37,395 was written-off.

         COMPUTER & SOFTWARE $490,000. During 1994 and 1995, the Company began capitalizing costs associated with a bar coding system and an accounting system. The system was put into service in fiscal 1995 and was being amortized. During fiscal 1996, due to continued problems in the ongoing training of employees on the use of the software and the prohibitive expense of replacing hardware due to harsh conditions, management determined the bar coding system was no longer cost effective and abandoned the project, and wrote-off the unamortized costs of $472,000. The Company also wrote off previously capitalized accounting software with a remaining net book value of $18,000 that was acquired in a previous acquisition but was abandoned when the acquired company was integrated into the Company's accounting system in the fourth quarter of 1996.

YEAR 2000 ISSUES

         The Company has developed a plan to modify its information technology for the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially completed by July 1999 at a cost in the range of $100,000 to $200,000. The Company has an established plan to address all hardware and software issues related to its business. The year 2000 plan comprises both a plan for existing hardware and software, and a larger project to upgrade the Company's overall business information systems. The Company is conducting an extensive search for other potential year 2000 issues that could affect its business. Software used in accounting is not at risk as the Company has upgraded to new software, which is already year 2000 compliant. The Company's business is not materially impacted by interfaces with either customers or vendors. The Company does not believe that the year 2000 presents an exposure as it relates to the Company's key products and services.

         The Company has not yet completed all phases of its year 2000 program. As of today, and if the Company does not complete any additional phases, the Company would be unable to invoice a portion of its customers.

         Disruption in the economy generally resulting from year 2000 issues could adversely also affect the Company. The Company could be subject to litigation or fines for equipment shutdown or failure to properly date business records.

         The Company intends to develop contingency plans for certain critical applications. The contingency plans involve, among other actions, manual workarounds, increasing parts and supplies inventories, conversion to the new business information systems, and adjusting staffing strategies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule listed in
Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 31, 1998, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.


            NAME                     AGE     POSITION
            ----                     ---     --------

            Jack W. Schuler           57     Chairman of the Board

            Charles D. Crochet        40     President and Director

            Curtis W. Crane           39     Chief Financial Officer, Secretary
                                             and Treasurer

            Mark C. Miller            43     Director

            Frank J.M. ten Brink      42     Director

            David J. Schoonmaker      54     Director

            Anthony J. Tomasello      52     Director

         There are no arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Messrs. Jack Schuler, Mark Miller, Frank J.M. ten Brink and Anthony Tomasello are senior officers of Stericycle, which beneficially owns 52.2% of the outstanding shares of the Company.

         The following is a summary of the business background and experience of each of the persons named above:

         JACK W. SCHULER has served as a Director of the Company since October 1998. Mr. Schuler has served as Chairman of the Board of Directors of Stericycle since January 1990. From January 1987 to August 1989, Mr. Schuler served as President and Chief Operating Officer of Abbott Laboratories, a diversified care company, where he served as a Director from April 1985 to August 1989. Mr Schuler serves as Chairman of the Board of Directors of Ventana Medical Systems, Inc., and as a Director of Chiron Corporation and Medtronic, Inc. He is a co-founder of Crabtree Partners LLC, a private investment firm in Deerfield, Illinois, which was formed in June 1995. Mr. Schuler received a B.S. degree in mechanical engineering from Tufts University and a M.B.A. degree from the Stanford University Graduate School of Business Administration.

         CHARLES D. CROCHET has served as President and a Director of the Company since February 1994. Mr. Crochet founded and served as President of a predecessor of the Company and has worked in the medical waste business since 1988. Prior to 1988, Mr. Crochet was employed for over ten years in senior positions with two public, national companies engaged in the business of hazardous waste management. Mr. Crochet received a B.S./B.A. in business management degree from University of Southwestern Louisiana.

         CURTIS W. CRANE has served as Chief Financial Officer of the Company since September 1995. From 1993 until 1995, he served as Chief Financial Officer for NDE Environmental Corporation and from 1988 until 1993, he served as Director of Finance and Tax for Lone Star Steel Company. Mr. Crane received a B.B.A. degree in accounting from the University of Texas.

         MARK C. MILLER has served as a Director of the Company since October 1998. Mr. Miller has served as Stericycle's President and Chief Executive Officer and a Director since May 1992. From May 1989 until he joined Stericycle, Mr. Miller served as Vice President for Pacific Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976 and where he held a number of management and marketing positions. He is a Director of Affiliated Research Centers, Inc., which provides clinical research for pharmaceutical companies, and is a director of Lake Forest Hospital. Mr. Miller received a B.S. degree in computer science from Purdue University.

         FRANK J.M. tEN BRINK has served as a Director since October 1998. Mr. Ten Brink has served as Stericycle's Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996, he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining Stericycle, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, Mr. ten Brink held various financial management positions with Interlake Corporation and Continental Bank of Illinois. He received a B.B.A. degree in international business and a M.B.A. degree in finance from the University of Oregon.

         ANTHONY J. TOMASELLO has served as a Director since October 1998. Mr. Tomasello has served as Stericycle's Vice President, Operations, since August 1990. For eight years prior to joining Stericycle, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. Mr. Tomasello received a B.S. degree in mechanical engineering from the University of Pittsburgh.

         DAVID J. SCHOONMAKER has served as a Director since February 1998. Mr. Schoonmaker has served as President and Chief Executive Officer of RxThermal, Inc., a company that permits, designs, builds, and operates medical waste treatment facilities, since 1989. Mr. Schoonmaker is also President of BMWNC, Inc. a commercial incinerator of medical waste, since 1995. Mr. Schoonmaker received a B.S. degree in chemistry from the University of California and a M.B.A. from California State College.

DIRECTOR COMPENSATION

         During the fiscal year ended September 30, 1998, Directors who are officers or employees of the Company or associated with WSI received no additional compensation for their services as members of the Board of Directors. Directors who are not such officers or employees currently received $2,000 for each meeting of the Board of Directors and were awarded an option to purchase 5,000 shares of Common Stock.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers, and persons who own more than 10% of a registered class of its equity securities to file reports of ownership and reports of changes in ownership of such equity securities with the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer for the fiscal years ended September 30, 1996, September 30, 1997 and September 30, 1998. No other named executive officer received bonus and salary which exceeded $100,000 in 1996, 1997 and 1998.

                                                        ANNUAL             LONG TERM
                                                     COMPENSATION     COMPENSATION AWARDS
                                                     ------------         SECURITIES
                                                                          UNDERLYING
       NAME AND PRINCIPAL POSITION           YEAR       SALARY          OPTIONS/SARS(#)
       ---------------------------           ----       ------          ---------------
       Charles D. Crochet, President         1998      $160,000           180,000 (1)
                                                                           84,000 (2)
                                             1997      $145,000
                                             1996      $130,000

----------------

(1) In July 1998, Mr. Crochet received an option to purchase 180,000 shares of Common Stock at $1.50 per share that vests in annual increments of 60,000 shares on July 31 of each year for three years commencing July 31, 1999. All of such options expire July 31, 2008.

(2) Under the terms of Mr. Crochet's current employment agreement, which became effective June 1, 1998, certain options that Mr. Crochet held for a total of 122,500 shares of Common Stock were converted into new options for 84,000 shares of Common Stock and repriced. At the time of such repricing, 32,500 options had an exercise price of $3.00 per share and 90,000 options had an exercise price of $2.00 per share. The 84,000 new options have an exercise price of $1.50 per share and expire August 31, 2005.

1998 STOCK OPTION GRANTS

         The following table provides certain information regarding stock options granted to the Company's Chief Executive Officer during the fiscal year ended September 30, 1998, including the potential realizable value over the term of the options (i.e., the period from the date of grant to the date of expiration) based upon assumed rates of stock appreciation of 5% and 10%, compound annually. These amounts do not represent the Company's estimate of future appreciation of the price of its Common Stock. The Company did not grant stock options to any other named executive officer during the fiscal year ended September 30, 1998.


                                                                                              POTENTIAL REALIZABLE VALUE
                                          % OF TOTAL                                          AT ASSUMED ANNUAL RATES OF
                                           OPTIONS                     MARKET                  STOCK PRICE APPRECIATION
                          NUMBER OF       GRANTED TO                  PRICE OF                    FOR OPTION TERM (2)
                          SECURITIES     EMPLOYEES IN     EXERCISE    STOCK AT                    -------------------
                          UNDERLYING        FISCAL       PRICE PER    TIME OF    EXPIRATION
   NAME                    OPTIONS         YEAR (1)        SHARE     REPRICING      DATE        5%        10%        0%
   ----                    -------         --------        -----     ---------      ----       ----       ---       ---

   Charles D. Crochet     180,000 (3)        68.2%         $1.50       $1.94       7/31/08    298,812    39,728    $1.94

                           84,000 (4)        31.8%         $1.50       $1.94       8/31/05    139,445   296,669    $1.94


----------------

(1) The percentage shown in the table reflects options for a total of 264,000 shares of Common Stock granted to employees during the fiscal year ended September 30, 1998. All of these options were granted under the Company's 1992 Option Plan.

(2) The potential realizable value was calculated on the basis of the term of each option on its grant date, assuming that the fair market value of the underlying stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(3) The options vest in three annual installments of 60,000 shares each on July 31, 1999, 2000 and 2001.

(4) Under the terms of Mr. Crochet's current employment agreement, which became effective June 1, 1998, certain options that Mr. Crochet held for a total of 122,500 shares of Common Stock were converted into new options for 84,000 shares of Common Stock and repriced. At the time of such repricing, 32,500 options had an exercise price of $3.00 per share and 90,000 options had an exercise price of $2.00 per share.

1998 OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the named executives during the fiscal year ended September 30, 1998. No executives exercised any Common Stock options during fiscal 1998.



                                     NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED IN-THE-MONEY
                                         OPTIONS/SARS AT                              OPTIONS AT
NAME                                  FISCAL YEAR-YEAR (#)                    FISCAL YEAR-YEAR (#)(1)
----                                  --------------------                    -----------------------

                                 Exercisable        Unexercisable           Exercisable       Unexercisable
                                 -----------        -------------           -----------       -------------
Charles D. Crochet                 84,000              180,000                   -                      -

----------------

(1) The exercise price per share exceeded the closing price of a share of Common Stock on September 30, 1998, and accordingly, none of Mr. Crochet's stock options were in the money at fiscal year end.

EMPLOYMENT AGREEMENTS

         Charles D. Crochet serves as the Company's President pursuant to an employment agreement that commenced on June 1, 1998 and expires May 31, 2001. The Board of Directors established Mr. Crochet's salary at $160,000 during the term of the agreement. Adjustments are to be made annually to reflect any increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers as published by the United States Department of Labor, Bureau of Labor Statistics; provided however, that should there be a decline in the index in any year of the term of the agreement, there shall be no downward adjustment of the base salary. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus based on the Company's earnings before interest, taxes, depreciation and net operating profit. The amount of such annual bonus is between 5% and 15% of an amount determined by the Board of Directors from an approved bonus plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors of the Company performs, among other functions, the functions normally performed by a compensation committee. During the fiscal year 1998, the following persons served on the Board of Directors and participated in the deliberations concerning executive officer compensation:
Dr. Werner Kook, David J. Schoonmaker and Valerie Banner. No officer or employee of the Company, or any former officer of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation in fiscal 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, to the best of the Company's' knowledge, as of December 31, 1998, regarding the beneficial ownership (as defined by Rule 13d-3 of the Securities Exchange Act of 1934) of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all Directors and executive officers of the Company as a group. Unless otherwise noted, each person has sole voting power and sole investment power with respect to shares owned.


      NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF
      BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP              PERCENT OF CLASS
      -----------------                                     ---------------------             ----------------
      Waste Systems, Inc.(1)...........................          5,104,448                         52.2%
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      River Bay Corporation(2).........................            565,500                          5.8%
      P.O. Box 13313
      Jackson, Mississippi   39236

      American Medical Technologies, Inc.(3)...........          1,061,755                          9.8%
      5847 San Felipe, Suite 900
      Houston, Texas 77057

      Jim  Shepherd (4)................................            477,889                          4.9%
      Route 3, Box 264
      Bismarck, AR 71929

      Jack W. Schuler..................................               _                               _
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      Charles D. Crochet(5)............................            146,159                          1.5%
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      Mark C. Miller...................................               _                               _
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      Frank J.M. ten Brink.............................               _                               _
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      David Schoonmaker................................             10,000                          0.1%
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      Anthony Tomasello................................               _                               _
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      Curtis W. Crane..................................               _                               _
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      All Directors and executive officers as a                    156,159                          1.6%
      group (7 persons)

-------------------




(1) A Schedule 13D dated October 14, 1998 reflects that WSI is the beneficial owner of 5,104,448 shares. Such Schedule 13D reflects that WSI is owned 100% by Stericycle.

(2) A Schedule 13D dated October 20, 1994 reflects that River Bay Corporation is the beneficial owner of 865,500 shares and has sole voting and dispositive power with respect to such shares. The Company has repurchased 300,000 shares pursuant to a put option.

(3)      Includes the exercise of 260,272 warrants that expire April 2000.

(4) Includes shares issued in the acquisition of the Med-Waste assets and settlement of a lawsuit.

(5) Includes 6,500 shares held in the name of Mr. Crochet's son. Also included are 84,000 stock options and 15,237 warrants that expire in April 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1998, WSI made a cash advance to the Company of $500,000. The advance was used for the payment of settlement costs and expenses incurred in the minority shareholder litigation.

         During February 1998, the Company and WSI converted $750,000 of debt under the 1995 Note into Series C preferred stock. Also, during March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

         On September 30, 1998, Stericycle acquired 100% of the common stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. WSI owns 52.5% or 5,104,448 shares of the Company's Common Stock and 100% of the Company's outstanding preferred stock, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock.

         On October 1, 1998, WSI and the Company entered into the Restated 1995 Note. The 1995 Restated Note is in the principal amount of approximately $5,488,000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview."

         During fiscal 1998, the Company shared certain facilities, personnel and administrative services with WSI. The related costs allocated to the Company were based on management's estimates of time expended by personnel on, or benefit received by periods.

         During 1998, the Company made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms Company during fiscal year ended September 30, 1998 totaled $72,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         1.       Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 1998, the year ended September 30, 1997 and the year ended September 30, 1996, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2.       Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 1998, the year ended September 30, 1997, and the year ended September 30, 1996, required by Item 8 of Form 10-K, is annexed to this report as a separate section.

(b)      REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998:

         The Company filed a Form 8-K in October 1998 to report the acquisition of WSI by Stericycle.

(c) EXHIBITS - THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION

2.1. Stock Purchase Agreement dated February 4, 1995, between Waste Systems, Inc. and 3CI Complete Compliance Corporation (incorporated by reference to Exhibit 1.3 of 3CI's report on Form 8-K filed February 7, 1994).

3.1. Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

3.2. Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit
                3.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.3. Amendment to 3CI's Certificate of Incorporation, as amended effective March 23, 1998 (incorporated by reference to Exhibit
                3.3 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

3.4             Bylaws, effective May 14, 1995 (incorporated by reference to
                Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.5*            Amendment of Bylaws effective October 1, 1998.

3.6. Certificate of Designations of 3CI's Series A Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

3.7. Certificate of Designations of 3CI's Series B Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

3.8. Certificate of Designations of 3CI's Series C Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

4.1.* Warrant dated September 11, 1998, issued to Klein Bank as escrow agent with respect to 11,061 shares of Common Stock.

4.2. Escrow Agreement dated March 6, 1998 between 3CI and Klein Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

4.3.* First Amendment to Escrow Agreement dated as of April 22, 1998, between 3CI and Klein Bank.

4.4.* Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,308.13 between 3CI and Waste Systems, Inc.

4.5.* Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc.

10.1. Copy of Contract dated August 22, 1989 between 3CI and the City of Carthage, Texas, related to the incineration of medical waste (incorporated by reference to Exhibit 10(c) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

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

10.5. Security Agreement Note dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).

10.6. Security Agreement dated October 10, 1994, between 3CI Complete Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed October 27, 1994).

10.7. Mortgage, Security Agreement, Assignment of Leases and Financing Statement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp. /A/MED and River Bay Corporation (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27, 1994).

10.8. Debt Subordination Agreement dated October 10, 1994, among 3CI Complete Compliance Corporation, 3CI Acquisition Corp./A/MED, River Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra Baucum, The Smith County Bank and the Bank of Raleigh (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).

10.9. Modification of Purchase Transaction dated January 25, 1995, among 3CI, 3CI Acquisition Corp A/MED, River Bay Corporation and Marlan Baucum (incorporated by reference to Exhibit 10.21 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.10. Settlement Agreement dated January 1996 between James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).

10.11. Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.12. Stock Purchase and Note Modification Agreement between 3CI and Waste Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.13.          Employment Agreement dated May 30, 1998, between 3CI and Charles
                D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.14.* Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc. and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law.

10.15.* Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues.

27.*            Financial Data Schedule

                * Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   3CI COMPLETE COMPLIANCE CORPORATION
                                     (Company)


January 12, 1999                   /s/Charles D. Crochet
                                   ----------------------------
                                   Charles D. Crochet
                                   President (Principal Executive Officer)

January 12, 1999                   /s/Curtis W. Crane
                                   ----------------------------
                                   Curtis W. Crane
                                   Chief Financial Officer, Secretary and
                                   Treasurer (Principal Financial Officer and
                                   Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                               DATE
---------                                 -----                               ----
/s/Charles D. Crochet                     President and Director              January 12, 1999
------------------------
Charles D. Crochet


/s/Mark C. Miller                         Director                            January 12, 1999
------------------------
Mark C. Miller

/s/Jack W. Schuler                        Chairman and Director               January 12, 1999
------------------------
Jack W. Schuler

/s/Curtis W. Crane                        Chief Financial Officer,            January 12, 1999
------------------------                  Secretary and Treasurer
Curtis W. Crane

/s/Frank J.M. ten Brink
------------------------
Frank J.M. ten Brink                      Director                            January 12, 1999

/s/Anthony J. Tomasello
------------------------
Anthony J. Tomasello                      Director                            January 12, 1999

/s/David J. Schoonmaker
------------------------
David J. Schoonmaker                      Director                            January 12, 1999

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          PAGE
---------------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS OF 3CI COMPLETE COMPLIANCE CORPORATION

      Report of Independent Public Accountants Heard, McElroy, & Vestal, L.L.P.                             31

      Consolidated Balance Sheets -- September 30, 1998 and 1997                                            32


      Consolidated Statements of Operations for the years ended September 30, 1998,                         33
                 1997 and 1996.

      Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
                 September 30, 1998, 1997 and 1996.                                                         34

      Consolidated Statements of Cash Flows for the years ended September 30, 1998                          35
                 1997 and  1996

      Notes to Consolidated Financial Statements                                                            37

FINANCIAL STATEMENT SCHEDULE

      The following schedule is filed as part of this Annual Report on Form
                 10-K.

      Schedule II Valuation and Qualifying Accounts                                                         52


        All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended September 30, 1998, 1997 and 1996. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 1998 and 1997, and the results of its consolidated operations and cash flows for the years ended September 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company (i) has an accumulated deficit from operations, (ii) has a negative working capital and (iii) continues to rely on its majority stockholder for funding, all of which collectively raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                          HEARD, McELROY & VESTAL, LLP


Shreveport, Louisiana
January 11, 1999

                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                    1998              1997
                                                                                -------------    --------------
                          ASSETS

Current Assets:
   Cash and cash equivalents                                                    $       --        $       --
   Restricted cash                                                                      --                --
   Accounts receivable, net allowances of $573,937 and $875,144
     at September 30, 1998 and 1997, respectively                                  3,252,673         3,559,091
   Inventory                                                                          96,771            71,886
   Other current assets                                                              737,372           440,373
                                                                                ------------      ------------
       Total current assets                                                        4,086,816         4,071,350
                                                                                ------------      ------------

Property, plant and equipment, at cost                                            13,780,158        10,927,159
      Accumulated depreciation                                                    (3,883,073)       (2,477,411)
                                                                                ------------      ------------
         Net property, plant and equipment                                         9,897,085         8,449,748
                                                                                ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $223,656 and $74,988 at September 30, 1998 and 1997 respectively                    337,243           362,243

Other intangible assets, net of accumulated amortization of $223,656 and
      $149,104 at September 30, 1998 and 1997, respectively                          149,104           223,656
Other assets                                                                         148,092            50,608
                                                                                ------------      ------------
       Total assets                                                             $ 14,618,340      $ 13,157,605
                                                                                ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank overdrafts                                                              $    666,834      $    156,880
   Notes payable                                                                     352,388           217,525
   Current portion of long-term debt, unaffiliated lenders                         1,619,889         1,373,617
   Accounts payable                                                                1,646,751         1,034,924
   Accounts payable, affiliated companies                                            483,406           391,156
   Accrued liabilities                                                             1,098,634         2,188,697
   Note payable majority shareholder                                               5,004,403         4,844,217
                                                                                ------------      ------------
        Total current liabilities                                                 10,872,305        10,207,016
                                                                                ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                          986,524           986,467

                                                                                ------------      ------------
        Total liabilities                                                         11,858,829        11,193,483
                                                                                ------------      ------------


Shareholders' Equity:
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 at June 30, 1998,                              77,500              --
   Preferred stock, no par value, authorized 1,000,000 shares;
      Issued and outstanding 1,000,000 at September 31, 1997                                         7,000,000
   Additional paid-in capital - preferred stock                                    7,672,500              --
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 and 9,154,811 at
     September 30, 1998 and 1997, respectively                                        92,329            91,549
   Less cost of treasury stock (28,500 shares)                                       (44,516)             --
   Additional Paid-in capital - common stock                                      20,259,779        20,182,543
   Accumulated deficit                                                           (25,298,081)      (25,309,970)
                                                                                ------------      ------------
        Total shareholders' equity                                                 2,759,511         1,964,122
                                                                                ------------      ------------

        Total liabilities and shareholders' equity (deficit)                      14,618,340      $ 13,157,605
                                                                                ============      ============



The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION



                                                                   FOR THE           FOR THE           FOR THE
                                                                  YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                     1998              1997              1996
                                                                -------------      ------------      ------------

Revenues                                                         $ 19,008,696      $ 18,789,749      $ 17,748,300
Expenses:
     Cost of services                                              14,058,522        14,285,834        13,815,480
     Depreciation and amortization                                  1,297,620         1,352,015         2,224,161
     Write off of intangibles (note 12)                                  --                --          11,385,328
     Write off of fixed assets (note 3)                                  --                --           1,183,446
     Selling, general and administrative                            3,110,671         3,080,398         4,343,246
                                                                 ------------      ------------      ------------
     Net income (loss) from operations                           $    541,883      $     71,502      $(15,203,361)

Other income (expense):
     Other income                                                     380,000              --                --
     Interest and other expense,                                     (909,994)       (1,159,690)       (1,053,424)
                                                                 ------------      ------------      ------------
Income (loss) before income taxes and accretion of stock put           11,889        (1,088,188)      (16,256,785)
                                                                 ------------      ------------      ------------

Income taxes                                                             --                --                --

Accretion of stock put                                                (26,052)
                                                                 ------------      ------------      ------------
Net income (loss)                                                $     11,889      $ (1,088,188)     $(16,282,837)
                                                                 ============      ============      ============

Weighted average shares outstanding                                 9,160,034         9,064,071         8,872,348
                                                                 ============      ============      ============

Net income (loss) per common share                               $       0.01      $      (0.12)     $      (1.84)
                                                                 ============      ============      ============




 The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                           ADDITIONAL           ADDITIONAL
                                                 SHARES      PREFERRED       PAID-IN        SHARES    COMMON     PAID-IN
                                                 ISSUED        STOCK         CAPITAL        ISSUED    STOCK      CAPITAL
                                                ---------   -----------     ----------    ---------   -------   -----------
Balance at September 30, 1995                        --           --             --       9,504,841    95,049    19,665,235

Issuance of Med-Waste earnout shares                                             --         145,470     1,455       196,008

Issuance of Med-Waste settlement shares                                          --         250,000     2,500       247,500

Net loss
                                                ---------   -----------     ----------    ---------   -------   -----------
Balance at September 30, 1996                        --           --             --       9,900,311    99,004    20,108,743

Conversion of WSI debt and accrued interest
  to equity                                     1,000,000     7,000,000

Issuance of Grafton lawsuit settlement shares                                    --         120,000     1,200        73,800

Remove put option shares from equity                                             --        (865,500)   (8,655)

Net loss
                                                ---------   -----------     ----------    ---------   -------   -----------
Balance at September 30, 1997                   1,000,000   $ 7,000,000                  (9,154,811)  $91,549   $20,182,543



Conversion of Series A to series B
  preferred stock                              (1,000,000)  $(7,000,000)

Issuance of Series B for Series A
  preferred stock                               7,000,000   $    70,000     $6,930,000

Conversion of WSI debt and accrued
  interest to equity                              750,000   $     7,500     $  742,500

Issuance of minority lawsuit settlement shares                                               78,014       780        77,236

Purchase of treasury stock                                                                  (28,500)

Net income
                                                ---------   -----------     ----------    ---------   -------   -----------
Balance at september 30, 1998                   7,750,000   $    77,500     $7,672,500    9,204,325   $92,329   $20,259,779
                                                =========   ===========     ==========    =========   =======   ===========



                                                                                                 Total
                                                     Accumulated          Treasury            Shareholers'
                                                       Deficit              stock           Equity (Deficit)
                                                  ---------------      ---------------      ----------------
Balance at September 30, 1995                          (7,938,945)                --             11,821,339

Issuance of Med-Waste earnout shares                                                                197,463

Issuance of Med-Waste settlement shares                                                             250,000

Net loss                                              (16,282,837)                              (16,282,837)
                                                  ---------------      ---------------      ----------------
Balance at September 30, 1996                         (24,221,782)                --             (4,014,035)

Conversion of WSI debt and accrued interest
  to equity                                                                                       7,000,000

Issuance of Grafton lawsuit settlement shares                                                        75,000

Remove put option shares from equity                                                                 (8,655)

Net loss                                               (1,088,188)                               (1,088,188)
                                                  ---------------      ---------------      ----------------
Balance at September 30, 1997                     $   (25,309,970)                   0      $     1,964,122


Conversion of Series A to series B
  preferred stock                                                                                (7,000,000)

Issuance of Series B for Series A
  preferred stock                                                                                 7,000,000

Conversion of WSI debt and accrued
  interest to equity                                                                                750,000

Issuance of minority lawsuit settlement
  shares                                                                                             78,016

Purchase of treasury stock                                                     (44,516)             (44,516)

Net income                                                 11,889                                    11,889
                                                  ---------------      ---------------      ----------------
Balance at september 30, 1998                     $   (25,298,081)     $       (44,516)     $     2,759,511
                                                  ===============      ===============      ================

The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             FOR THE          FOR THE          FOR THE
                                                                           YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                          SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                              1998             1997               1996
                                                                          ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                      $     11,889      $ (1,088,188)     $(16,282,837)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:
      (GAIN) LOSS ON DISPOSAL OF FIXED AND INTANGIBLE ASSETS                   (24,078)             --
      DEPRECIATION AND AMORTIZATION                                          1,297,620         1,352,015         2,224,161
      ACCRETION OF STOCK PUT                                                      --                --              26,052
      DISCOUNT ON BANK NOTE                                                       --                --                --
      WRITE OFF OF IMPAIRED INTANGIBLE ASSETS                                     --                --          11,385,328
      WRITE OFF OF FIXED ASSETS                                                   --                --           1,183,446
      CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECT OF PURCHASE
         OF RIVER BAY
            (INCREASE) DECREASE IN RESTRICTED CASH                                --             130,000           (30,000)
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE, NET                    306,418           194,330          (782,916)
            (INCREASE) DECREASE IN INVENTORY                                   (24,885)          (12,841)           31,339
            (INCREASE) DECREASE IN PREPAID EXPENSES                           (296,999)         (207,384)           (5,005)
            (INCREASE) DECREASE IN OTHER CURRENT ASSETS                        (90,000)              685           (45,098)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                            611,827          (831,299)          573,709
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE,
             AFFILIATED COMPANIES                                               92,250            72,000            12,110
            INCREASE (DECREASE) IN ACCRUED LIABILITIES                      (1,090,063)         (172,309)         (197,628)
                                                                          ------------      ------------      ------------
                   TOTAL ADJUSTMENTS TO NET INCOME (LOSS)                      806,168           501,119        14,375,498
                                                                          ------------      ------------      ------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         818,057          (587,069)       (1,907,339)
                                                                          ------------      ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                      214,661           248,873            61,986
      PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                             (2,789,934)       (1,416,758)       (1,679,675)
                                                                          ------------      ------------      ------------
                   NET CASH USED IN INVESTING ACTIVITES                     (2,575,273)       (1,167,885)       (1,617,689)
                                                                          ------------      ------------      ------------


CASH FLOW FROM FINANCING ACTIVITIES:
      INCREASE IN BANK OVERDRAFTS                                              509,954           122,498            34,382
      PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                                1,094,266         1,018,404           521,542
      PRINCIPAL REDUCTION OF NOTES PAYABLE                                    (959,403)       (1,012,807)         (536,115)
      PURCHASE OF TREASURY STOCK                                               (44,516)             --                --
      REDUCTION OF PUT OPTION                                                     --            (861,421)             --
      PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT, UNAFFILIATED LENDERS         1,723,331           931,006         1,221,411
      REDUCTION OF LONG-TERM DEBT, UNAFFILIATED LENDERS                     (1,477,002)       (1,443,975)       (2,637,717)
      PROCEEDS FROM ISSUANCE OF NOTE PAYABLE TO MAJORITY SHAREHOLDERS          500,000         2,303,000         4,000,000
      UNPAID INTEREST ADDED TO NOTE PAYABLE TO MAJORITY SHAREHOLDERS           410,586           698,249           842,969
                                                                          ------------      ------------      ------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,757,216         1,754,954         3,446,472
                                                                          ------------      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         --                --             (78,556)
                                                                          ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    --                --              78,556
                                                                          ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       --        $       --        $       --
                                                                          ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                FOR THE       FOR THE       FOR THE
                                                              YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                1998           1997           1996
                                                             ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURES:
          CASH PAID FOR INTEREST                             $  251,129     $  203,980     $  241,294
                                                             ==========     ==========     ==========

          CASH PAID FOR TAXES                                $      --      $      --      $      --
                                                             ==========     ==========     ==========

INCREASE IN SHAREHOLDERS' EQUITY                             $  750,000     $7,000,000     $     --
                                                             ----------     ----------     ----------
CONVERSION OF DEBT AND ACCRUED INTEREST                        (750,000)    (7,000,000)          --
                                                             ----------     ----------     ----------
                             CASH EFFECT                     $      --      $-     --      $     --
                                                             ==========     ==========     ==========


INCREASE IN SHAREHOLDERS' EQUITY                             $   78,014     $   75,000     $  447,463
FAIR VALUE OF COMMON STOCK ISSUED FOR ACQUISITION                                            (197,463)
FAIR VALUE OF COMMON STOCK ISSUED IN LAWSUIT SETTLEMENTS        (78,014)       (75,000)      (250,000)
                                                             ----------     ----------     ----------
                             CASH EFFECT                     $      --      $      --      $-     --
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

Effective October 1, 1998, after approval by the then properly constituted 3CI board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million, in a transaction that was financed by LaSalle National Bank of Chicago, IL (the "Transaction"). As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. Waste Systems owns 52.5% or 5,104,448 shares of the outstanding common stock of 3CI, a Delaware corporation, and 100% of the outstanding preferred stock of the Company, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock.

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

During the year ended September 30, 1996 the subsidiaries were merged into 3CI Complete Compliance Corporation. Accordingly, for the years ended September 30, 1998 and 1997, the financial statements include the accounts of 3CI and its operating divisions and do not include any subsidiary entities.

SUBSTANTIAL DOUBT REGARDING ABILITY  TO CONTINUE AS A GOING CONCERN

The Company has consistently suffered losses for the past several fiscal years, but during the fiscal year ended September 30, 1998, the Company has reported income and has positive cash flows from operations but continues to experience cash shortages. As of September 30, 1998, the Company has a working capital deficit of $6,785,489 and a positive shareholders equity of $2,759,511.

The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1998. In the absence of the Company being able to secure third party financing, WSI agreed to provide the Company with a revolving credit facility of $8 million, the Promissory Note dated September 30, 1995, (the "1995 Note"), including deferred interest with cash advances not to exceed $7.4 million, of which $5.0 million including deferred interest is owed and outstanding as of September 30, 1998. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note into Series C preferred stock.

During the fiscal year ended September 30, 1996, WSI made additional cash advances that have were in excess of the principal in 1995 Note. The Company entered into a second Revolving Credit Facility of $2.7 million including deferred interest (the "1996 Credit Facility"), dated December 20, 1996 with maturity date of February 28, 1997. It was the intent of WSI and 3CI that the 1996 Credit Facility shall evidence all sums owing by 3CI to WSI to the extent that such sums represent advances of funds to 3CI in excess of the maximum limits fixed under that certain $8,000,000 the 1995 Note. The 1995 Note had a due date of December 31, 1996 of which the Company requested and received an extension from WSI. In February 1997, the Company received a letter from the NASDAQ Stock Market, Inc. regarding the Company's failure to meet listing requirements. These requirements include maintaining a minimum capital and surplus of at least $1,000,000 and a minimum bid price of $1.00. While the Company remained out of compliance with this requirement, the NASDAQ allowed the Company to remain listed with an exception added to it's trading symbol. The NASDAQ Stock Market gave the Company until June 25, 1997, to meet the listing requirement. In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of 3CI preferred stock. This conversion allowed the Company to meet the listing requirement of the NASDAQ Stock Market, Inc. On June 26, 1997, the NASDAQ Stock Market Inc. informed the Company that it had been found to be in compliance with all requirements necessary to for continued listing on the exchange, the exception to it's trading symbol has been removed. In connection with the conversion of debt to preferred stock, WSI cancelled the 1996 Credit Facility which had been previously extended to June 30, 1997. The conversion has also resulted in the reduction of the outstanding indebtedness of the 1995 Note. During the fiscal years ended September 30, 1998, 1997, and 1996 WSI has made cash advances to the Company of $500,000, $2,303,000 and $4,000,000, respectively. As more fully described in Note 5, the 1995 Note was amended and restated on October 1, 1998.

As more fully described in Note 5, on December 18, 1998, the Company completed a Loan Agreement and Note Amendment whereby WSI loaned the Company $750,000. Such note is due on September 30, 1999.

WSI is under no obligation to provide additional advances. During the year, the Company had discussions with third party lenders to obtain alternative sources of financing apart from WSI. In the event the Company and WSI do not come to a resolution on the possible additional restructuring and/or extensions on the above notes and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize the recorded value of its assets and would likely be forced to seek bankruptcy protection.

The nature and level of competition in this industry has remained at a high level for several years. This condition has produced aggressive price competition and results in pressure on profit margins. The Company competes against companies which may have access to greater capital resources. In order to compete in this industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from its current shareholders and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company.

INVENTORY

Inventory, consisting of containers and supplies, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed on the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized; expenditures for repairs and maintenance are charged to expense as incurred.

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
                  Customer lists                                 5 - 10 years

Amortization expense charged to operations for the years ended September 30, 1998, 1997 and 1996 was $99,552, $99,552 and $839,089, respectively.

Management evaluates the realization of the intangible assets recorded for each acquisition based on the prospects for the ongoing operations of each acquired company.

See Note 12 for write off of intangibles during the fiscal year 1996.

REVENUE RECOGNITION

The Company recognizes revenue when the treatment of the regulated medical waste is completed on-site or the waste is shipped off-site for processing and disposal. For waste shipped off-site, all costs are recognized at time of shipment.

SHAREHOLDERS' EQUITY (DEFICIT)

During the fiscal year 1998, the Company increased the number of common and preferred shares authorized to 40,450,000 million and 16,050,000 million from 15,000,000 million and 1,000,000 million, respectively.

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

2.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:



                                  SEPTEMBER 30,      SEPTEMBER 30,
                                     1998                1997            USEFUL LIFE
                                  ------------       -------------       -----------

Land                           $       590,600     $       590,600
Buildings and improvements           1,835,973           1,622,026          3-40 years
Transportation equipment             4,701,763           3,286,537          5-10 years
Machinery and equipment              6,336,221           5,098,484          5-20 years
Furniture and fixtures                 315,601             329,512          3-10 years
                                   -----------        ------------
                                   $13,780,158        $ 10,927,159
                                   ===========        ============

Depreciation expense charged to operations was $1,198,068, $1,252,463, and $1,385,072 for years ending September 30, 1998, 1997, and 1996, respectively. Subsequent to the year ending September 30, 1998, management made the determination that the useful lives of certain incinerators and bag houses should be revised to reflect shorter estimated useful lives. As a result of this change, the estimated annual depreciation in future years will increase by approximately $285,000. During fiscal year ended September 30, 1996, an analysis was done of all the fixed assets of the Company. In conjunction with the analysis, the Company reconsidered the appropriate asset lives as well as revising various accounting estimates as a result of recent operating experiences and current market conditions. This write down of $1,183,446 appears as "Write off of fixed assets" on the Consolidated Statement of Operations.

Substantially all of the Company's property, plant and equipment has been pledged as collateral against certain of the Company's liabilities.

Set forth below is a summary of the write-offs relating to fixed assets during fiscal 1996:

         BUILDINGS/EQUIPMENT $12,700. During 1996, the Company replaced the refractory in one of its incinerators due to the normal wear and tear. The net book value of $12,700 of the previously capitalized refractory was written-off.

         LEASEHOLD IMPROVEMENTS $80,000. During 1996, the Company updated and refurbished several of its transportation and incinerator locations. Management believed the updating and refurbishment was necessary to make the locations more functional and efficiently operational. The Company also made an operational decision to close its Austin, Texas, transportation location. This closure was made in order to reduce operating costs and personnel costs. Previous leasehold improvement costs, which were being amortized over the life of the lease (lease was terminated due to this decision to close the location, were written-off as they remained a part of the leased building.

         TRANSPORTATION EQUIPMENT $500,746. In February 1994, the Company had a lease agreement that was accounted for as a capitalized lease and was being depreciated over the term of the lease agreement. During 1996, the Company terminated the lease early due to the high cost of maintenance of the leased equipment. The Company had also capitalized other costs associated with these leased assets that the Company wrote off when the lease was terminated. As the transportation equipment was returned, the Company wrote off the remaining capitalized net book value of $500,746.

         REUSABLE CONTAINERS $12,000. In 1996, the Company moved a portion of its customer base from disposable cardboard boxes to reusable plastic containers. A significant investment was then made in reusable plastic containers because the Company had estimated that the life of reusable containers was five years. Based upon operating experience, however, the Company estimated that a three-year life was more reflective of the actual life of the reusable containers. Due to this change in estimate, the Company wrote off previously capitalized reusable containers with a net book value of $12,000.

         MACHINERY & EQUIPMENT $88,000. During fiscal 1996, the Company changed out the bags inside the scrubber at an incinerator because its bags became excessively worn and their integrity was deteriorating. These bags had a remaining net book value of $22,200 that was written-off. The Company also wrote off a previously capitalized major improvement that was done to the upper chamber of the incinerator. During 1996, the Company completed a major improvement in the upper chamber and the previously capitalized improvement was written-off at its net book value of $28,405. In the River Bay division, machinery and equipment with a net book value of $37,395 was written-off.

         COMPUTER & SOFTWARE $490,000. During 1994 and 1995, the Company began capitalizing costs associated with a bar coding system and an accounting system. The system was put into service in fiscal 1995 and was being amortized. During fiscal 1996, due to continued problems in the ongoing training of employees on the use of the software and the prohibitive expense of replacing hardware due to harsh conditions, management determined the bar coding system was no longer cost effective and abandoned the project, and wrote-off the unamortized costs of $472,000. The Company also wrote off previously capitalized accounting software with a remaining net book value of $18,000 that was acquired in a previous acquisition but was abandoned when the acquired company was integrated into the Company's accounting system in the fourth quarter of 1996.

3. NET INCOME (LOSS) PER COMMON SHARE:

The following table sets forth the computation of net income (loss) per common share:


                                                                        1998             1997              1996
                                                                    ------------     ------------      ------------
Numerator:
     Net income (loss)                                              $     11,889     $ (1,088,188)     $(16,282,837)

Denominator:
   Denominator for basic earnings per share-- weighted
   Average shares                                                      9,160,034        9,064,071         8,872,348
                                                                    ------------     ------------      ------------
Effect of dilutive securities:
    Employee stock options                                                  --               --                --
    Warrants                                                                --               --                --
    Preferred shares                                                   7,750,000             --                --
                                                                    ------------     ------------      ------------
    Dilutive potential common shares                                   7,750,000             --                --
                                                                    ------------     ------------      ------------
Denominator  for diluted  earnings per share adjusted  weighted
average shares and assumed conversions                                16,910,034        9,064,071         8,872,348
                                                                    ============     ============      ============

Basics earnings per share                                           $       0.01     $      (0.12)     $      (1.84)
                                                                    ------------     ------------      ------------
Diluted earnings per common share                                   $       0.01     $      (0.12)     $      (1.84)
                                                                    ------------     ------------      ------------

For additional information regarding outstanding employee stock options and outstanding warrants, see note 8.

Preferred stock, stock options and warrants, to purchase shares of common stock outstanding during 1997 and 1996, respectively, were not included in the computation of diluted earnings per common share in these years because the Company had net losses in 1997 and 1996 and the effect would be antidilutive. For fiscal 1998, stock options and warrants were assumed not to be exercised, because they were considered to be antidilutive, as the exercise price of $1.50 was greater than the average price of the common stock.

4.    NOTES PAYABLE:

                                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1998                 1997
                                                                               ------------        -------------
Notes payable to an insurance company, due in monthly and quarterly installments including Interest of 7% to 9% through February 1998,
unsecured.                                                                        352,388             217,525
                                                                                  =======             =======


5.   LONG-TERM DEBT:


Long-term debt - unaffiliated lenders consists of the following:


                                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1998                 1997
                                                                               ------------        -------------
Note payable to prior owner of Incendere, at an annual adjustable interest rate ranging between 7.5% to 9.75, with 34% of interest being paid quarterly of interest being paid quarterly and 66% of interest deferred and to principal until May 21, 1995. Thereafter, principal and interest are due in equal monthly installments until maturity on May 21, 1998, convertible into common stock at
$3.00 per share, secured by substantially all of the assets of A/MED
                                                                               $      --             $  240,919

Notes payable for purchased vehicles and equipment
held as collateral, due in monthly installments,
including  interest,  at rates ranging from 7% to 18.0%,
maturing through 2003.                                                          2,387,080             1,302,802

Notes Payable to River Bay Corporation due in monthly payments with interest of 8.75% through December 1998, secured by accounts receivables,
equipment, and common stock.                                                      219,334               816,364
                                                                                ---------            ----------
Total long-term debt                                                            2,606,414             2,360,085
Less-Current portion                                                           (1,619,889)           (1,373,618)
                                                                               ----------            ----------
Long-term portion                                                              $  986,525            $  986,467
                                                                               ==========            ==========

Note Payable to majority shareholder consists of the following:

                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                       1998              1997
                                                                       ----              ----
Revolving note payable to WSI, bearing interest at the prime rate plus 2.0%, due September 30, 1998 with interest payable
monthly beginning in January 1999.                                  $5,004,403         $4,844,217
                                                                    ==========         ==========

In June 1995, the Company executed a $6,000,000 revolving promissory note with WSI (the "1995 Note"). The 1995 Note was renegotiated in September 1995, to increase the total borrowings available thereunder to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note was due and payable in full on September 30, 1998, at which time the Company had outstanding borrowings of $5,004,403.

During fiscal year 1996, the Company received cash advances from WSI in excess of amounts available under the 1995 Note. As a result, in December 1996, the Company and WSI entered into a $2.7 million Revolving Credit Facility (the "1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997.

In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of the Company's Series A preferred stock and canceled the 1996 Credit Facility and reduced the outstanding indebtedness of the 1995 Note by $4,300,000. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 into 750,000 shares Series C preferred stock. In March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

On October 1, 1998, WSI and the Company, Amended and Restated the 1995 Note ("1995 Restated Note"). The 1995 Restated Note of approximately $5,488,000, includes the outstanding balance of $5,004,000 due under the 1995 Note and also an accounts payable of $484,000 due to WSI as of September 30, 1998. The 1995 Restated Note bears interest at the prime rate plus 2.0%. Interest under the Restated Note shall be due and payable in quarterly installments on the last business day of each month with the first such installment being due and payable on the last business day of January 1999. Accrued and unpaid interest outstanding on December 31, 1998 shall be capitalized and added to the principal amount of this Note effective as January 1, 1999. The outstanding principal of this Note and an accrued but unpaid interest is due and payable on this Note's maturity date. The maturity date of this Note is September 30, 1999 (the " Initial Maturity Date"). The Company may, at any time on or before the Initial Maturity Date, extend the maturity of this Note to a date not later than March 31, 2000 (the "Subsequent Maturity Date") upon written notice to Payee of Makers election to extend the Initial Maturity Date, and (b) payment to Payee on or before the Initial Maturity Date of a commitment fee in immediately available funds in an amount equal to 1.0% of the outstanding principal amount on this Note. 3CI may at any time on or before the Subsequent Maturity Date extend the maturity of this Note to a date not later than September 30, 2000 (the "Final Maturity") upon (i) written notice to WSI of 3CI's election to extend the Subsequent Maturity Date to the Final Maturity Date, and (ii) payment to WSI on or before the Subsequent Maturity Date of a commitment fee in immediately available funds in an amount equal to 1.5% of the outstanding principal amount of this Note.

On December 18, 1998, WSI and the Company, entered into a Loan Agreement and Note Agreement (the "New Loan") whereby WSI shall lend $750,000 to 3CI upon written request. The New Loan shall bear interest at the lesser of (i) the Prime Rate plus 3.0% or (ii) the Maximum Rate, in either case. Accrued and unpaid interest outstanding on June 30, 1999 shall be capitalized and added to the principal amount of the New Loan effective as of July 1, 1999. Interest accruing after June 30, 1999 shall be due and payable in monthly installments on the last day of each month, with the first such installment being due and payable on the last day of July 1999. The outstanding principal balance of the New Loan, is due and payable on September 30, 1999. The maturity date of the New Loan may not be extended. Included in the New Loan is a Sale Event fee, whereby a fee shall be due to WSI based on the occurrence of a Sale Event, the aggregate fee payable shall not exceed $50,000.

Payments due on long-term debt, during each of the five years subsequent to September 30, 1998 are as follows:

1999..............................   $1,619,889
2000..............................      576,211
2001..............................      232,994
2002..............................      141,673
2003..............................       35,646

The total interest expense was $661,715, $902,229 and $871,910 for the years ended September 30, 1998, 1997 and 1996, respectively.

6.   INCINERATION CONTRACTS:

The Company is (was) a party to exclusive incineration contracts with the cities of Carthage and Center, Texas (the "Cities") whereby the Company is guaranteed minimum weekly burn capacity and is required to pay fees to the Cities based on the total pounds incinerated. These contract rights were obtained in exchange for the Predecessor Companies purchasing certain equipment for the Cities' incinerators which enabled the Cities to meet all current federal and state emissions control standards. As more fully explained below, due to problems arising from contractual agreements with the City of Center, the Company is presently not utilizing the incinerator at the City of Center.

The City of Carthage requires minimum annual payments under the combined contracts as follows:

                                      Minimum Required
  For The Year Ended September 30,        Payments
  --------------------------------        --------
1999..............................       1,000,000
2000..............................       1,000,000
                                        ----------
                                        $2,000,000

In the event the Company fails to meet the minimum amounts of annual guarantees to the City of Carthage, after giving effect to amounts paid in excess of prior years' annual required minimums (on a cumulative basis), the City of Carthage has the option to terminate the Company's exclusive incineration rights.

The Company had a minimum guaranteed payment to the City of Carthage, Texas for incineration fees for the years ended May 31, 1998, 1997, and 1996, of $1,000,000, $1,000,000, and $716,000 respectively. In the years ended May 31,
1998, 1997, and 1996 the Company paid incineration fees of $1,199,384, $1,401,692, and $843,000, respectively to the City of Carthage. The Company also had minimum guaranteed payments to the City of Center, Texas of for incineration fees for the years ended May 31, 1997, and 1996, of $762,000, and $695,000, respectively. In the years ended May 31, 1997 and 1996 the Company paid incineration fees of $27,000 and $779,000 respectively to the City of Center.

In October 1996, the Company discontinued use of the City of Center facility, due to the City of Center's breach of the exclusivity portion of the contract. The original agreement between the Company and the City of Center, Texas which was executed on August 22, 1990, gave the Company the exclusive and sole right to dispose of medical waste at the City of Center's resource Recovery facility. The Company discovered that the City of Center breached its exclusivity portions of the 1990 agreement, as amended on or about October 27, 1994. Due to this breach of contract, the Company does not believe that minimum guaranteed payment was due to the City of Center. Despite not having the ability to treat waste at the City of Center's Resource recovery facility, the Company has ample treatment capacity to dispose of its medical waste.

In January 1997, the City of Center, Texas filed suit in City of Center vs. 3CI Complete Compliance Corporation, Cause No. CV 9:97-CV-125, in United Sates District Court Eastern District of Texas. The plaintiffs filed suit to recover damages arising out of a delinquent account of 3CI, and 3CI filed counterclaims seeking damages arising out of the alleged breach of exclusivity and tortuous interference by the City of Center. The Company and the City of Center reached a settlement of the disputed claims whereby the City of Center would give up their claim for the outstanding burn fees of approximately $80,000 and pay to the Company $380,000 in settlement for breaking the exclusivity agreement in the contract. The Company received $200,000 of this settlement in October 1998, with the remaining balance of $180,000 to be paid over 24 months.

Included in cost of sales for the years ended September 30, 1998, 1997 and 1996, is $1,199,384, $1,429,097 and $1,542,842 respectively, related to incineration costs at both of the Cities.

7.   INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax rate used was 37 percent for the years ended September 30, 1998, 1997 and 1996 representing the federal rate and an average of state income tax rates. The components of deferred income tax liabilities and assets are as follows:

                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  1998             1997             1996
                                                  ----             ----             ----
Deferred income tax liabilites -
  Property and equipment                      $  1,757,197     $  1,461,197     $  1,115,998
  Other                                             68,735           68,735           67,200
                                              ------------     ------------     ------------
     Total deferred income tax liabilities       1,825,932        1,529,932        1,183,198
Deferred income tax assets
  Net operating loss carryforward                9,246,947        8,768,841        7,910,438
  Bad debt reserves                                190,156          301,603          344,468

Other                                            1,318,700        1,402,858          940,358
                                              ------------     ------------     ------------
     Total deferred income tax assets           10,755,803       10,473,302        9,195,264
 Valuation allowance                            (8,929,871)      (8,943,370)      (8,012,066)
                                              ------------     ------------     ------------
     Net deferred income tax asset              (1,825,932)      (1,529,932)      (1,183,198)
                                              ------------     ------------     ------------

 Total deferred income tax assets and
     Liabilities                              $       --       $       --       $       --


At September 30, 1998, the Company had approximately $23,612,562 of net operating loss carryforwards for federal tax purposes which will expire beginning in 2004 and continue through the year 2018. The Company also had state net operating losses at September 30, 1998. The Company has established a valuation allowance for the federal and state net operating losses of $8,929,871, $8,943,370 and $8,012,066 as of September 30, 1998, 1997 and 1996, respectively. Because of separate return limitations, change in ownership limitations, and the weight of available evidence, it is more likely than not that some portion or possibly all of the net operating losses will not be available for use by the consolidated entities.

8.   STOCK OPTION PLAN AND WARRANTS:

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

During the fiscal year ended September 30, 1998, the Company issued 84,000 stock options issued at a exercise price of $1.50, in exchange for the cancellation of 32,500 and 90,000 previously issued stock options which were exercisable at a price of $3.00 per share and $2.00 per share, respectively. The Company issued 180,000 stock options of the Company's Common Stock at an exercise price $1.50 per share.

As of the fiscal year ended September 30, 1998, the Company had issued 264,000 of the 500,000 options share described above. As of September 30, 1997, a total of 122,500 option shares are outstanding and a total of 377,500 option shares are available for issuance under the plan. The outstanding option shares vest annually over a three year period.

The Company, in connection with the settlement of a lawsuit with a group of its minority stockholders issued the minority shareholder class warrants to purchase up to 1,002,964 shares of common stock at $1.50 per share. At September 30, 1998, all of these warrants were outstanding. They expire in April 2000.

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

11.   RELATED PARTY TRANSACTIONS:

The Company had Notes payable to WSI, its majority shareholder, of $5,004,403 and $4,844,217, as September 30, 1998 and 1997, respectively. In addition, the Company owed current payables to WSI of $483,406 and $391,156 as of September 30, 1998 and 1997, respectively. Related interest expense in the amount of $410,596, $698,248 and $585,468, was recorded for the years ended September 30, 1998, 1997, and 1996, respectively. Transactions and other information relating to the debt owed to WSI are more fully described in Note 5 above.

During the fiscal years ending September 30, 1998, 1997 and 1996, the Company shared certain facilities, personnel and administrative services with WSI. Certain costs were allocated between the Companies based on management's best estimate.

The Company purchased business forms from a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. The payments made were $72,000, $62,000, and $22,000, during fiscal years ended September 30, 1998, 1997, and 1996, respectively.

12. INTANGIBLE ASSET WRITE-OFF:

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An evaluation of the fair value of the assets associated with the Company's operations resulted in the determination that certain intangible assets were impaired. The impaired assets were written down by $11,385,328. Fair value was based on the estimated future cash flows to be generated by these intangible assets. This writedown is included in the "Write off of Intangibles" amount for fiscal 1996 on the Consolidated Statements of Operations. During fiscal year 1995, the Company's majority shareholder sent an advisor to the company to review ongoing operations of the company and to make recommendations to achieve profitability. From this review the Company developed specific detail plans for its fiscal year end September 1996. In September 1995, management put together a business plan for the fiscal year ended September 30, 1996. The Board of Directors reviewed the plan in detail and after thorough consideration in every aspect, the plan was approved by the Board of Directors. The Chairman of the Board met with key operating personnel and officers of the Company to discuss the actions to be taken. Additionally the board installed a new officer to oversee the operations and implementation of its plan. The business plan for the fiscal year ended September 30, 1996, included cost reductions and a small amount of price increases. As the fiscal year began to develop key operating objectives of the business plan were not being achieve. In one of the company's key operating territories (Houston, Texas), a competitor opened a treatment facility that significantly increased the capacity to treat waste and because of the competitors desire to fill the capacity, the competitor began deep discounting pricing to fill the capacity of the new treatment facility. Also the Company, did not bring it's newly constructed incinerator into full operational use until March 1996, the business plan had projected the incinerator to be fully operational in January 1996. As the losses continued the Company prepared a forecast based on the best available business information. This forecast was prepared in the fourth quarter of 1996. Because of the forecasted continued losses it became apparent that an impairment.

13.  PREFERRED STOCK:

In June 1997, Waste Systems, Inc., converted $7,000,000 of their Promissory Note with 3CI Complete Compliance Corporation to Preferred Stock. The Company issued 1,000,000 shares of Series A cumulative convertible preferred stock, with no par value, at $7.00 per share or $7,000,000 million, to Waste Systems, Inc., the Company's majority shareholder. The Series A preferred shares has cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.5775 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series A Preferred Stock. Accruals of dividends shall not bear interest.

The shares of Series A Preferred Stock may be redeemed at any time on or after the second anniversary of the original issuance date of the Series A Preferred Stock, at the option of the Company in whole or, from time to time in part, in any such case at a per share redemption price equal to $7.00, plus accrued dividends, if any. In case of redemption of only a part of the series A Preferred stock at the time outstanding, the shares to be redeemed shall be selected by lot.

Subject to certain adjustments, the series A Preferred stock may be converted at any time on or after the second anniversary of the original issuance thereof into full shares of Common Stock of the Company based on a conversion rate of series A Preferred Stock to Common Stock equal to $7.00 divided by the Market Price of the Common Stock on the date of the related Conversion Notice.

In February 1998, Waste Systems, Inc., exchanged the 1,000,000 shares of the Series A Preferred Stock for 7,000,000 shares of Series B cumulative convertible preferred stock, with a par value $.01. The Series B preferred shares has cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, of dividends accrued from the second anniversary of the original issuance date of the Series B Preferred Stock. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series B Preferred Stock. Accruals of dividends shall not bear interest. For so long as any shares of Series B Preferred Stock shall be outstanding, without the written consent of the holders of a majority in interest of the series B Preferred Stock, the Corporation shall not (i) purchase or redeem any shares of its common stock, par value $.01 per share ("Common Stock"), or declare, pay or set apart for any payment any dividend on its Common Stock.

The shares of Series B Preferred Stock may be redeemed at any time on or after the second anniversary of the original issuance date of the Series B Preferred Stock, at the option of the Company in whole or, from time to time in part, in any such case at a per share redemption price equal to $1.00, plus accrued dividends, if any. In case of redemption of only a part of the Series B Preferred stock at the time outstanding, the shares to be redeemed shall be selected by lot.

Subject to certain adjustments, the series B Preferred Stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into Common Stock. The Series B Preferred Stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, in to full shares of Common Stock of the Corporation with a Market Price of $7,000,000 based on a conversion rate determined by (i) dividing $7,000,000 by the Market Price of the Common Stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $7,000,000; provided however, that at the option of the holder, the holder may convert the Series B Preferred Stock into solely that number of shares of common Stock determined as provided in (i), and forego obtaining the additional Common Stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion.

During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into 750,000 shares of Series C Convertible Preferred Stock which have cumulative dividends, with a par value $.01. The Series C preferred shares has cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, and no more, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, of dividends accrued from the second anniversary of the original issuance date of the Series B Preferred Stock. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series C Preferred Stock. Accruals of dividends shall not bear interest. For so long as any shares of Series C Preferred Stock shall be outstanding, without the written consent of the holders of a majority in interest of the series C Preferred Stock, the Corporation shall not (i) purchase or redeem any shares of its common stock, par value $.01 per share ("Common Stock"), or declare, pay or set apart for any payment any dividend on its Common Stock.

The shares of Series C Preferred Stock may be redeemed at any time on or after the second anniversary of the original issuance date of the Series C Preferred Stock, at the option of the Company in whole or, from time to time in part, in any such case at a per share redemption price equal to $1.00, plus accrued dividends, if any.

Subject to certain adjustments, the Series C Preferred Stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into Common Stock. The Series C Preferred Stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, in to full shares of Common Stock of the Corporation with a Market Price of $750,000 based on a conversion rate determined by (i) dividing $750,000 by the Market Price of the Common Stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $750,000; provided however, that at the option of the holder, the holder may convert the Series C Preferred Stock into solely that number of shares of common Stock determined as provided in (i), and forego obtaining the additional Common Stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion.

14.  COMMITMENTS AND CONTINGENCIES:

In September 1998, Insurance Company of the State of Pennsylvania filed suit in Insurance Company of the State of Pennsylvania v. 3CI Complete Compliance Corporation, No. CV98-1756S, in the United Sates District Court of Louisiana, Shreveport, Louisiana. The plaintiffs have alleged approximately $390,000 in unpaid premiums for workers compensation insurance policies allegedly issued between February 1994 and February 1997. The outcome of this lawsuit will not have a material adverse effect on the Company's financial position, result of operations and net cash flows.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have materially adverse effect on the Company's financial position, result of operations or net cash flows except where noted above.

The Company operates within the regulated medical waste disposal industry, which is subject to intense governmental regulation at the federal, state and local levels. The Company believes it is currently in compliance in all material respects with all applicable laws and regulations governing the medical waste disposal business. However, continuing expenditures may be required in order for the Company to remain in compliance with existing and changing regulations. Furthermore, because the medical waste disposal industry is predicated upon the existence of strict governmental regulation, any material relaxation of regulatory requirements governing medical waste disposal or of their enforcement could result in a reduced demand for the Company's services and have a material adverse effect on the Company's revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to changing political and economic pressures.

At September 30, 1998, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under such leases for the following fiscal years are as follows:

1999                   $605,000
2000                    353,000
2001                    106,000
2002                     60,000
2003 and thereafter     135,000

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II
================================================================================


                                                                        ADDITIONS
                                          BALANCE AT      CHARGED TO    CHARGED TO     BALANCE AT
                                          BEGINNING       COSTS AND       OTHER         END OF
           CLASSIFICATION                 OF PERIOD       EXPENSES       ACCOUNTS        PERIOD
                                          ----------     ----------     ----------     ----------
FOR THE YEAR ENDED SEPTEMBER 30, 1998:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS          875,144       (278,783)       (22,424)       573,937
                                          ----------     ----------     ----------     ----------
                                             875,144       (278,783)       (22,424)       573,937
                                          ==========     ==========     ==========     ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1997:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS          990,994        212,867       (328,717)       875,144
                                          ----------     ----------     ----------     ----------
                                             990,994        212,867       (328,717)       875,144
                                          ==========     ==========     ==========     ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1996:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS        1,283,269        380,256       (672,531)       990,994
                                          ----------     ----------     ----------     ----------
                                           1,283,269        380,256       (672,531)       990,994
                                          ==========     ==========     ==========     ==========

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
2.1.            Stock Purchase Agreement dated February 4, 1995, between Waste
                Systems, Inc. and 3CI Complete Compliance Corporation
                (incorporated by reference to Exhibit 1.3 of 3CI's report on
                Form 8-K filed February 7, 1994).

3.1. Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

3.2. Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit
                3.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.3. Amendment to 3CI's Certificate of Incorporation, as amended effective March 23, 1998 (incorporated by reference to Exhibit
                3.3 of 3CI's registration statement on Form S-1 (No.
                333-48499), filed March 24, 1998).

3.4             Bylaws, effective May 14, 1995 (incorporated by reference to
                Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.5*            Amendment of Bylaws effective October 1, 1998.

3.6. Certificate of Designations of 3CI's Series A Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration statement on Form S-1 (No. 333-48499), filed
                March 24, 1998).

3.7. Certificate of Designations of 3CI's Series B Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed
                March 24, 1998).



3.8. Certificate of Designations of 3CI's Series C Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration statement on Form S-1 (No. 333-48499), filed
                March 24, 1998).

4.1.* Warrant dated September 11, 1998, issued to Klein Bank as escrow agent with respect to 11,061 shares of Common Stock.

4.2. Escrow Agreement dated March 6, 1998 between 3CI and Klein Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed
                March 24, 1998).

4.3.* First Amendment to Escrow Agreement dated as of April 22, 1998, between 3CI and Klein Bank.

4.4.*           Amended and Restated Secured Promissory Note dated October 1,
                1998, in the principal amount of $5,487,308.13 between 3CI and Waste Systems, Inc.

4.5.*           Loan Agreement and Note Amendment dated December 18, 1998, by
                3CI and Waste Systems, Inc.

10.1. Copy of Contract dated August 22, 1989 between 3CI and the City of Carthage, Texas, related to the incineration of medical waste
                (incorporated by reference to Exhibit 10(c) of 3CI's registration statement on Form S-1 (No. 33-45632) effective
                April 14, 1992).

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

10.5.           Security Agreement Note dated October 10, 1994, among 3CI
                Complete Compliance Corporation, 3CI Acquisition Corp./A/MED and
                River Bay Corporation (incorporated by reference to Exhibit 1.7 of 3CI's report on Form 8-K filed October 27, 1994).

10.6.           Security Agreement dated October 10, 1994, between 3CI Complete
                Compliance Corporation and River Bay Corporation (incorporated by reference to Exhibit 1.8 of 3CI's report on Form 8-K filed
                October 27, 1994).

10.7.           Mortgage, Security Agreement, Assignment of Leases and Financing
                Statement dated October 10, 1994, among 3CI Complete Compliance
                Corporation, 3CI Acquisition Corp. /A/MED and River Bay
                Corporation (incorporated by reference to Exhibit 1.9 of 3CI's report on Form 8-K filed October 27, 1994).

10.8.           Debt Subordination Agreement dated October 10, 1994, among 3CI
                Complete Compliance Corporation, 3CI Acquisition Corp./A/MED,
                River Bay Corporation, Marlan Baucum, Zeb Baucum, III, Diedra
                Baucum, The Smith County Bank and the Bank of Raleigh
                (incorporated by reference to Exhibit 1.10 of 3CI's report on Form 8-K filed October 27, 1994).

10.9. Modification of Purchase Transaction dated January 25, 1995, among 3CI, 3CI Acquisition Corp A/MED, River Bay Corporation and
                Marlan Baucum (incorporated by reference to Exhibit 10.21 of
                3CI's Annual Report on Form 10-K for the fiscal year ended
                September 30, 1995).

10.10.          Settlement Agreement dated January 1996 between James Shepherd,
                Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen
                Thomas, Charles Crochet and Waste Systems, Inc., as Releasees
                (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).

10.11. Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of
                3CI's registration statement on Form S-1 (No. 333-48499), filed
                March 24, 1998).


10.12.          Stock Purchase and Note Modification Agreement between 3CI and
                Waste Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.13.          Employment Agreement dated May 30, 1998, between 3CI and Charles
                D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March
                24, 1998).

10.14.*         Agreement dated September 30, 1998 among 3CI, Waste Systems,
                Inc. and Stericycle, Inc. regarding Section 203 of the Delaware
                General Corporation Law.

10.15.* Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles
                Crochet, Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues.

27.*            Financial Data Schedule

                * Filed herewith