Form 10-Q
period 1998-12-31
3CI COMPLETE COMPLIANCE CORP
filed 1999-02-16
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ____________________

                         Commission file number 1-11097
                                               --------

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

         The number of shares of Common Stock outstanding as of the close of business on February 12, 1999, was 9,763,825.

                     3CI COMPLETE COMPLIANCE CORPORATION


                                     INDEX




                                                                                 Page
                                                                                Number
                                                                                ------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of
              December 31, 1998 (unaudited) and September 30, 1998..............   3

           Consolidated Statements of Operations for the three months
              ended December 31, 1998 and 1997 (unaudited)......................   4

           Consolidated Statements of Cash Flows for the
              three ended December 31, 1998 and
              1997 (unaudited)..................................................   5

           Notes to Consolidated Financial Statements (unaudited)...............   6


  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................  10

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................  13

  Item 2.  Changes in Securities................................................  14

  Item 3.  Defaults Upon Senior Securities......................................  14

  Item 4.  Submission of Matters to a Vote
              Of Security Holders...............................................  14

  Item 5.  Other Information....................................................  14

  Item 6.  Exhibits and Reports on Form 8-K.....................................  14

SIGNATURES......................................................................  21


                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                                    December 31,      September 30,
                                                                                       1998               1998
                                                                                    ------------      ------------
                            ASSETS

Current Assets:
   Cash and cash equivalents                                                        $         --      $         --
   Restricted cash                                                                            --                --
   Accounts receivable, net allowances of $540,599 and $573,937
     at December 31, 1998 and September 30, 1998, respectively                         3,393,978         3,252,673
   Inventory                                                                              60,109            96,771
   Other current assets                                                                  284,344           737,372
                                                                                    ------------      ------------
       Total current assets                                                            3,738,431         4,086,816
                                                                                    ------------      ------------

Property, plant and equipment, at cost                                                14,208,382        13,780,158
      Accumulated depreciation                                                        (4,289,090)       (3,883,073)
                                                                                    ------------      ------------
         Net property, plant and equipment                                             9,919,292         9,897,085
                                                                                    ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $106,238 and $99,988 at December 31, 1998 and September 30, 1998, respectively          330,993           337,243

Other intangible assets, net of accumulated amortization of $242,294 and
      $223,656 at December 31, 1998 and September 30, 1998, respectively                 130,466           149,104
Other assets                                                                             128,909           148,092
                                                                                    ------------      ------------
       Total assets                                                                 $ 14,248,091      $ 14,618,340
                                                                                    ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdrafts                                                                  $    464,122      $    666,834
   Notes payable                                                                          61,867           352,388
   Current portion of long-term debt, unaffiliated lenders                             1,473,585         1,619,889
   Accounts payable                                                                    1,291,391         1,646,751
   Accounts payable, affiliated companies                                                     --           483,406
   Accrued liabilities                                                                   937,739         1,098,634
   Note payable majority shareholder                                                   6,381,809         5,004,403
                                                                                    ------------      ------------
        Total current liabilities                                                     10,610,513        10,872,305
                                                                                    ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                              989,097           986,524

                                                                                    ------------      ------------
        Total liabilities                                                             11,599,610        11,858,829
                                                                                    ------------      ------------


Shareholders' Equity:
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 at December 31, 1998
        and September 30, 1998, respectively                                              77,500            77,500
   Additional Paid-in capital - preferred stock                                        7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 and 9,154,811 at
     December 31, 1998 and September 30, 1998, respectively                               92,329            92,329
   Less cost of treasury stock (34,500 shares)                                           (49,356)          (44,516)
   Additional Paid-in capital - common stock                                          20,259,779        20,259,779
   Accumulated deficit                                                               (25,404,271)      (25,298,081)
                                                                                    ------------      ------------
        Total Shareholders' equity                                                     2,648,481         2,759,511
                                                                                    ------------      ------------
        Total liabilities and shareholders' equity (deficit)                        $ 14,248,091      $ 14,618,340
                                                                                    ============      ============




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)




                                                             For the                 For the
                                                        Three Months Ended      Three Months Ended
                                                           December 31,            December 31,
                                                               1998                    1997
                                                        ------------------      ------------------

Revenues                                                $        4,726,168      $        4,600,534
Expenses:
     Cost of Services                                            3,354,343               3,437,167
     Depreciation and Amortization                                 445,222                 294,979
     Selling, general and administrative                           732,680                 767,959
                                                        ------------------      ------------------
     Net income (loss) from Operations                  $          193,923      $          100,429

Other Income (expense):
Interest and other expense,                                       (300,113)               (223,131)
                                                        ------------------      ------------------
Loss before income taxes and accretion of stock put               (106,190)               (122,702)
                                                        ------------------      ------------------

Income taxes                                                            --                      --

                                                        ------------------      ------------------
Net loss                                                $         (106,190)     $         (122,702)
                                                        ==================      ==================

Weighted average shares outstanding                              9,202,521               9,153,833
                                                        ==================      ==================

Net loss per common share                               $            (0.01)     $            (0.01)
                                                        ==================      ==================



 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                                       For the                  For the
                                                                                  Three Months Ended      Three Months Ended
                                                                                      December 31,            December 31,
                                                                                         1998                    1997
                                                                                  ------------------      ------------------

Cash flow from operating activities:
   Net loss                                                                                 (106,190)               (122,702)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      (Gain) loss on disposal of fixed and intangible assets                                      --                  34,888
      Depreciation and amortization                                                          445,222                 294,979
      Change in assets and liabilities, net

            (Increase) decrease in accounts receivable, net                                 (141,305)                567,713
            (Increase) decrease in inventory                                                  36,662                  13,734
            (Increase) decrease in prepaid expenses                                          472,043                 263,386
            Increase (decrease) in accounts payable                                         (355,360)                500,602
            Increase (decrease) in accounts payable, affiliated companies                         --                  18,000
            Increase (decrease) in accrued liabilities                                      (160,895)               (772,579)
                                                                                  ------------------      ------------------
                          Total adjustments to net loss                                      296,367                 920,723
                                                                                  ------------------      ------------------
                          Net cash provided by (used in) operating activities                190,177                 798,021
                                                                                  ------------------      ------------------


Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                         --                  22,325
      Purchase of property, plant and equipment                                             (442,373)               (261,690)
                                                                                  ------------------      ------------------
                          Net cash used in investing activities                             (442,373)               (239,365)
                                                                                  ------------------      ------------------


Cash flow from financing activities:
      Increase (decrease) in bank overdrafts                                                (202,712)               (132,704)
      Proceeds from issuance of notes payable                                                     --                      --
      Principal reduction of notes payable                                                  (290,521)               (178,731)
      Proceeds from issuance of long-term debt, unaffiliated lenders                         236,446
      Reduction of long-term debt, unaffiliated lenders                                     (380,177)               (344,685)
      Repurchase of treasury stock                                                            (4,840)                 (7,065)
      Proceeds from issuance of note payable to majority shareholders                        750,000                      --
      Unpaid interest added to note payable to majority shareholders                         144,000                 104,529
                                                                                  ------------------      ------------------
                                                                                             252,196                (558,656)
                                                                                  ------------------      ------------------

Net decrease in cash and cash equivalents                                                         --                      --
                                                                                  ------------------      ------------------

Cash and cash equivalents, beginning of period                                                    --                      --
                                                                                  ------------------      ------------------

Cash and cash equivalents, end of period                                          $               --      $               --
                                                                                  ==================      ==================


The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998
                                  (unaudited)



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

         The accompanying consolidated financial statements have been prepared, without audit, by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading and the financial statements reflect all adjustments and are of a normal recurring nature which are necessary for a fair presentation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission.

(2)      Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per common share:



                                                                          December 31,       December 31,
                                                                              1998               1997
                                                                         -------------      -------------


Numerator:
     Net income (loss)                                                   $    (106,190)     $    (122,702)
                                                                         -------------      -------------
Denominator:
Denominator for basic earnings per share--weighted average shares            9,202,521          9,153,833
                                                                         -------------      -------------

Effect of dilutive securities:
    Employee stock options                                                          --                 --
    Warrants                                                                        --                 --
    Preferred shares                                                                --                 --
                                                                         -------------      -------------
    Dilutive potential common shares                                                --                 --
                                                                         -------------      -------------

Denominator for diluted earnings per share adjusted weighted average
shares and assumed conversions                                               9,202,521          9,153,833
                                                                         -------------      -------------

Basics earnings per share                                                $       (0.01)     $       (0.01)
                                                                         -------------      -------------
Diluted earnings per common share                                        $       (0.01)     $       (0.01)
                                                                         -------------      -------------



         Preferred stock, stock options and warrants, to purchase shares of common stock outstanding during the three months ended December 31, 1998, were not included in the computation of diluted earnings per common share in these years because the Company had net losses and the effect would be antidilutive.

(3)      Business Conditions

         The Company has experienced significant cash short falls in recent years caused in large part by the debt incurred in connection with acquisitions and the expenses related to certain litigation arising from those acquisitions and a minority shareholder suit settled in 1998. Although the Company's cash flow from operations is positive for the quarter ending December 31, 1998, the Company continues to experience cash shortages primarily as a result of using current working capital to purchase capital assets and repay it's obligations as they become due. The Company anticipates continued improvement in its cash flow from operations, but will continue to experience limited liquidity due to the Company's debt service requirements.

         Competition in the medical waste industry has been high for several years. The Company competes against companies that have access to greater capital resources. One of those competitors is Stericycle, which owns 100% of the capital stock of WSI, the Company's majority shareholder. To compete in the medical waste disposal industry on a long-term basis and fully realize its business strategy, the Company will require additional and continued financing and other assistance from WSI, and if available, from outside sources. There is no assurance that adequate funds for these purposes will be available when needed or, if available, on terms acceptable to the Company. If WSI fails to advance funds to the Company or demands payment of its current indebtedness when due, the Company would have limited financing sources and would likely be forced to seek bankruptcy.

         The Company has substantial indebtedness owed to WSI. This indebtedness currently consists of (i) an Amended and Restated 1995 Note (the "Restated 1995 Note") in the principal amount of $5,488,000, and (ii) a Loan Agreement and Note Amendment dated December 31, 1998 in the principal amount of $750,000. Through a series of transactions described below, certain additional debt that the Company previously owed to WSI was converted into 7,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") and 750,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C

Preferred Stock"). The Series B Preferred Stock and Series C Preferred Stock have substantially identical terms.

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

         On October 1, 1998, WSI and the Company executed the Restated 1995 Note. The principal amount of the Restated 1995 Note is approximately $5,488,000, which includes the then outstanding balance under the 1995 Note and certain accounts to WSI as of September 30, 1998. The Restated 1995 Note bears interest at the prime plus 2.0%. Interest is payable in quarterly installments on the last business day of each quarter, with the first installment being payable on the last business day of January 1999. Accrued and unpaid interest outstanding on December 31, 1998 was capitalized and added to the principal amount of this Note effective as January 1, 1999. The outstanding principal of this Note and accrued but unpaid interest is due and payable on September 30, 1999 (the "Initial Maturity Date"). The Company may, at any time on or before the Initial Maturity Date, extend the maturity to a date not later than March 31, 2000 (the "Subsequent Maturity Date") upon payment to WSI a commitment fee equal to 1.0% of the outstanding principal amount on the 1995 Restated Note. The Company may at any time on or before the Subsequent Maturity Date extend the maturity to a date not later than September 30, 2000 upon payment to WSI of a commitment fee equal to 1.5% of the outstanding principal amount of the 1995 Restated Note. Under the terms of the Restated 1995 Note, the Company is among other things, is required to maintain minimum levels of net worth and profitability.

         On December 18, 1998, WSI and the Company entered into a Loan Agreement and Note Amendment (the "New Loan") under which WSI agreed to lend $750,000 to the Company. Borrowings under the New Loan bear interest at the lesser of (i) Prime Rate plus 3.0% or (ii) the Maximum Rate. In either case, accrued and unpaid interest outstanding on June 30, 1999 shall be capitalized and added to the principal amount of the New Loan effective as of July 1, 1999. Interest accruing after June 30, 1999 shall be due and payable in monthly installments on the last day of each month, with the first such installment being due and payable on the last day of July 1999. The outstanding principal balance of the New Loan is due and payable on September 30, 1999. The maturity date of the New Loan may not be extended. Included in the New Loan is a Sale Event fee, whereby a fee shall be due to WSI based on the occurrence of a Sale Event, the aggregate fee payable that shall not exceed $50,000. Under the terms of the New Loan, the Company is among other things, is required to maintain minimum levels of net worth and profitability, the same as the Restated 1995 Note.

         In January 1999, the Company sold certain assets of its medical waste collection business to American Medical Disposal, Inc., an Oklahoma corporation. Simultaneously with this transaction the Company acquired certain operating assets of American Medical Disposal, Inc., within the Company's current operating geographical area.

         During the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 32,500 shares at cost of $49,356 as of December 31, 1998, and an additional 2,000 shares for $3,421 as of February 11, 1999.

(4)      Commitments and Contingencies

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


RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:



                                                        Three Months     Three Months
                                                           Ended             Ended
                                                        December 31,      December 31,
                                                           1998              1997


Revenues                                               $      4,726      $      4,600

Cost of Services                                              3,354             3,437

Depreciation and Amortization                                   445               295

Selling, General and Administrative Expense                     733               768
                                                       ------------      ------------
Net Income from Operations                                      194               100
                                                       ------------      ------------
Interest Expense                                                229               150

Other Income (Expense) net                                      (71)              (73)
                                                       ------------      ------------
Net Income (Loss)                                      $       (106)     $       (123)
                                                       ============      ============

Three months ended December 31, 1998 compared to three months ended December 31, 1997:

Revenues increased by $125,634, or 2.7%, to $4,726,168 during the three months period ended December 31, 1998, from $4,600,534 for the three month period ended December 31, 1997. This increase is primarily attributable to the Company focusing on higher margin generators of medical waste, offset by lower service fees that resulted from increasing price competition in the industry.

Cost of services decreased $82,824, or 2.4%, to $3,354,343 during the three months ended December 31, 1998, compared to $3,437,167 for three month period ended December 31, 1997. The principal reasons for the decrease were due to lower operating costs at the Company's treatment facilities and from lowered transportation costs. Cost of revenues as a percentage of revenues decreased to 71.0% during the three months ended December 31, 1998 as compared to 74.7% during the three months ended December 31, 1997.

Depreciation and amortization expense increased to $445,222 for the three months ended December 31, 1998, from $294,979 from three months ended December 31, 1997. The increase is due to management decision to revise the useful lives of certain incinerators and bag houses to reflect shorter estimated useful lives.

Selling, general and administrative expenses decreased to $732,680 during the three months ended December 31, 1998, from $767,959 during the three months ended December 31, 1997. The decrease was primarily attributable to the reduction in professional and legal fees. Selling, general and administrative expenses decreased as a percentage of revenue to 15.5% in the three months ended December 31, 1998, as compared to 16.7% for the three months ended December 31, 1997.

Interest expense increased by $79,297, or 53.0%, to $228,921 during the three months ended December 31, 1998 as compared to 149,624 for the months period ended December 31, 1997. This increase resulted from increased borrowings to purchase capital equipment and from cash advances from WSI.


                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities:

         Cash flows provided by operating activities decreased to $190,177 during the three months ended December 31, 1998, as compared to $798,021 during the same period ended December 31, 1997. This decrease in cash from operations is primarily due to the decrease in accounts payables and accrued liabilities. The Company's net working capital deficit was ($6,872,082), compared to a deficit of ($6,785,489) at September 30, 1998. Net cash provided by operating activities decreased to $190,177 during the three months ended December 31, 1998, as compared to $798,021 the three months ended December 31, 1997. This decrease in cash from operations is primarily due to the decrease in accounts payables and accrued liabilities.

Investing Activities:

         During the first fiscal quarter ending December 31, 1998, the Company invested $442,373 for transportation, machinery and equipment, computer equipment and software, and other fixed assets.

         During the fiscal year ended September 30, 1998, the Company purchased a Chem-Clav unit for its Springhill, Louisiana, facility during the fiscal year 1998. The financing was completed through a lease purchase agreement.

Financing Activities:

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings -

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

3.2. Amendment to 3CI's Certificate of Incorporation as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
         1995).

3.3. Amendment to 3CI's Certificate of Incorporation as amended effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

3.4      Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit
         3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.5      Amendment of Bylaws effective October 1, 1998.

3.6. Certificate of Designations of 3CI's Series A Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

3.7. Certificate of Designations of 3CI's Series B Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

3.8. Certificate of Designations of 3CI's Series C Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

4.1. Warrant dated September 11, 1998, issued to Klein Bank as escrow agent with respect to 11,061 shares of Common Stock.

4.2. Escrow Agreement dated March 6, 1998 between 3CI and Klein Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

4.3. First Amendment to Escrow Agreement dated as of April 22, 1998, between 3CI and Klein Bank.

4.4. Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc.

4.5. Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc.

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

10.10. Settlement Agreement dated January 1996 between James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Juergen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).

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

10.13. Employment Agreement dated May 30, 1998, between 3CI and Charles D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

10.14. Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc. and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law.

10.15. Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues.



* Filed herewith


(b)       Reports on Form 8-K - The Company filed a Form 8-K in October 1998 to report the acquisition of WSI, by Stericycle.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 3CI COMPLETE COMPLIANCE
                                 CORPORATION
                                 (Registrant)

Dated: February 15, 1999

                                 By:      /s/ CHARLES D. CROCHET
                                     ------------------------------------------
                                              Charles D. Crochet
                                                   President
                                         (Principal Executive Officer)


Dated: February 15, 1999

                                 By:      /s/ CURTIS W. CRANE
                                      ------------------------------------------
                                              Curtis W. Crane, CPA
                                          Chief Financial Officer,
                                             Secretary and Treasurer
                                      (Principal Financial Officer, Principal
                                              Accounting Officer )

                               INDEX TO EXHIBITS



Exhibit
Number                              Description
-------                             -----------
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

3.2.     Amendment to 3CI's Certificate of Incorporation as amended effective
         June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's
         Quarterly Report on Form 10-Q for the quarterly period ended June 30,
         1995).

3.3.     Amendment to 3CI's Certificate of Incorporation as amended effective
         March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

3.4      Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit
         3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.5      Amendment of Bylaws effective October 1, 1998.

3.6. Certificate of Designations of 3CI's Series A Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

3.7. Certificate of Designations of 3CI's Series B Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

3.8. Certificate of Designations of 3CI's Series C Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

4.1. Warrant dated September 11, 1998, issued to Klein Bank as escrow agent with respect to 11,061 shares of Common Stock.

4.2. Escrow Agreement dated March 6, 1998 between 3CI and Klein Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
         1998).

4.3.     First Amendment to Escrow Agreement dated as of April 22, 1998, between
         3CI and Klein Bank.

4.4. Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc.

4.5.     Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and
         Waste Systems, Inc.

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

10.10.   Settlement Agreement dated January 1996 between James Shepherd, Michael
         Shepherd and Richard T. McElhannon as Releassors, and the Company,
         Georg Rethmann, Dr. Herrmann Niehues, Juergen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).

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

10.14.   Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc. and
         Stericycle, Inc. regarding Section 203 of the Delaware General
         Corporation Law.

10.15. Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles Crochet,
         Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues.


* Filed herewith