Form 10-Q
period 1999-03-31
3CI COMPLETE COMPLIANCE CORP
filed 1999-05-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                               76-0351992
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   910 Pierremont, #312 Shreveport, LA. 71106
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (318) 869-0440
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]   NO [ ]

                                   ----------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     The number of shares of Common Stock outstanding as of the close of business on May 11, 1999 was 9,197,325.

                     3CI COMPLETE COMPLIANCE CORPORATION

                                    I N D E X


                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1999 (unaudited) and September 30, 1998..................  3

          Consolidated Statements of Operations for the three months and six months ended March 31, 1999 and 1998 (unaudited)...............  4

          Consolidated Statements of Cash Flows for the
            six months ended March 31, 1999 and
            1998 (unaudited)...................................................  5

          Notes to Consolidated Financial Statements (unaudited)...............  6


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................  9

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings  .................................................. 12

  Item 2. Changes in Securities................................................ 12

  Item 3. Defaults Upon Senior Securities...................................... 12

  Item 4. Submission of Matters to a Vote
            Of Security Holders................................................ 12

  Item 5. Other Information  .................................................. 12

  Item 6. Exhibits and Reports on Form 8-K..................................... 12

SIGNATURES..................................................................... 15

                       3CI COMPLETE COMPLIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  MARCH 31,     SEPTEMBER 30,
                                                                                    1999            1998
                                                                                ------------    -------------
                                         ASSETS

Current Assets:
   Cash and cash equivalents                                                    $    345,074    $         --
   Restricted cash                                                                        --              --
   Accounts receivable, net allowances of $333,144 and $573,937
     at March 31, 1999 and September 30, 1998, respectively                        2,703,956       3,252,673
   Inventory                                                                          72,549          96,771
   Other current assets                                                              869,554         737,372
                                                                                ------------    ------------
       Total current assets                                                        3,991,133       4,086,816
                                                                                ------------    ------------

Property, plant and equipment, at cost                                            14,133,247      13,780,158
   Accumulated depreciation                                                       (4,598,025)     (3,883,073)
                                                                                ------------    ------------
       Net property, plant and equipment                                           9,535,222       9,897,085
                                                                                ------------    ------------

Excess of cost over net assets acquired, net of accumulated amortization of
  $116,488 and $99,988 at March 31, 1998 and September 30, 1998, respectively        440,743         337,243

Other intangible assets, net of accumulated amortization of $260,933 and
  $223,656 at March 31, 1999 and September 30, 1998, respectively                    111,828         149,104
Other assets                                                                         129,980         148,092
                                                                                ------------    ------------
       Total assets                                                             $ 14,208,906    $ 14,618,340
                                                                                ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdrafts                                                              $         --    $    666,834
   Notes payable                                                                     616,409         352,388
   Current portion of long-term debt, unaffiliated lenders                         1,473,102       1,619,889
   Accounts payable                                                                1,118,115       1,646,751
   Accounts payable, affiliated companies                                             20,000         483,406
   Accrued liabilities                                                               990,489       1,098,634
   Note payable majority shareholder                                               5,936,577       5,004,403
                                                                                ------------    ------------
       Total current liabilities                                                  10,154,692      10,872,305
                                                                                ------------    ------------

Long-term debt unaffiliated lenders, net of current portion                          789,497         986,524

                                                                                ------------    ------------
       Total liabilities                                                          10,944,189      11,858,829
                                                                                ------------    ------------


Shareholders' Equity:
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
     Issued and outstanding 7,750,000 at March 31, 1999
     and September 30, 1998, respectively                                             77,500          77,500
   Additional Paid-in capital - preferred stock                                    7,672,500       7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 and 9,154,811 at
     March 31, 1999 and September 30, 1998, respectively                              92,329          92,329
   Less cost of treasury stock (34,500 shares)                                       (55,777)        (44,516)
   Additional Paid-in capital - common stock                                      20,259,779      20,259,779
   Accumulated deficit                                                           (24,781,614)    (25,298,081)
                                                                                ------------    ------------
       Total Shareholders' equity                                                  3,264,717       2,759,511
                                                                                ------------    ------------
       Total liabilities and shareholders' equity (deficit)                     $ 14,208,906    $ 14,618,340
                                                                                ============    ============


See accompanying notes to consolidated financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE              FOR THE              FOR THE              FOR THE
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED     SIX MONTHS ENDED
                                                        MARCH 31,            MARCH 31,            MARCH 31,            MARCH 31,
                                                          1999                 1998                 1999                 1998
                                                   ------------------   ------------------    ----------------     ----------------
Revenues                                              $  4,384,323         $  4,810,576         $  9,110,494         $  9,411,110
Expenses:
     Cost of Services                                    3,090,635            3,500,905            6,444,973            6,938,936
     Depreciation and Amortization                         446,151              308,423              891,375              603,402
     Selling, general and administrative                   751,839              773,416            1,484,525            1,541,313
                                                      ------------         ------------         ------------         ------------
     Net income (loss) from Operations                $     95,698         $    227,832         $    289,621         $    327,459

Other Income (expense):
Net interest expense,                                     (227,846)            (150,244)            (456,053)            (299,855)
Other income (expense)                                     754,804              (53,860)             682,898             (127,376)
                                                      ------------         ------------         ------------         ------------
Net other income (expense)                                 526,958             (204,104)             226,845             (427,231)
                                                      ------------         ------------         ------------         ------------

Net income (loss)                                     $    622,656         $     23,728         $    516,466         $    (99,772)
                                                      ============         ============         ============         ============

Weighted average number of  shares outstanding
      common shares outstanding - basic                  9,197,658            9,160,147            9,200,138            9,106,659
                                                      ============         ============         ============         ============

Weighted average number of  shares outstanding
      common shares outstanding - diluted               16,947,658            9,160,147           16,950,138            9,106,659
                                                      ============         ============         ============         ============

Earnings per share - basic                            $       0.07         $       0.01         $       0.06         $      (0.01)
                                                      ============         ============         ============         ============

Earnings per share - diluted                          $       0.04         $       0.01         $       0.03         $      (0.01)
                                                      ============         ============         ============         ============


See accompanying notes to consolidated financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       FOR THE             FOR THE
                                                                                   SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                                       MARCH 31,           MARCH 31,
                                                                                         1999                1998
                                                                                   ----------------    ----------------
Cash flow from operating activities:
   Net income (loss)                                                                     516,466             (99,772)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      (Gain) loss on disposal of fixed and intangible assets                            (811,154)                 --
      Depreciation and amortization                                                      891,375             603,402
      Unpaid Interest included in long-term debt
      Change in assets and liabilities, net
            (Increase) decrease in restricted cash                                            --            (427,922)
            (Increase) decrease in accounts receivable, net                              548,717             550,518
            (Increase) decrease in inventory                                              24,222             (27,377)
            (Increase) decrease in prepaid expenses                                     (132,182)           (548,338)
            (Increase) decrease in other assets                                           18,112                  --
            Increase (decrease) in accounts payable                                     (528,636)            782,282
            Increase (decrease) in accounts payable, affiliated companies               (463,406)             42,750
            Increase (decrease) in accrued liabilities                                   (77,642)           (935,888)
                                                                                     -----------         -----------
                          Total adjustments to net loss                                 (530,594)             39,427
                                                                                     -----------         -----------
                          Net cash provided by (used in) operating activities            (14,128)            (60,345)
                                                                                     -----------         -----------

Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                672,250              59,389
      Purchase of property, plant and equipment                                         (487,332)         (1,072,624)
                                                                                     -----------         -----------
                          Net cash used in investing activities                          184,918          (1,013,235)
                                                                                     -----------         -----------

Cash flow from financing activities:
      Increase (decrease) in bank overdrafts                                            (666,834)           (156,880)
      Proceeds from issuance of notes payable                                            755,621           1,019,471
      Principal reduction of notes payable                                              (491,600)           (321,501)
      Proceeds from issuance of long-term debt                                           319,747             286,836
      Reduction of long-term debt, unaffiliated lenders                                 (663,563)           (410,604)
      Repurchase of treasury stock                                                       (11,261)            (16,982)
      Proceeds from issuance of note payable to majority shareholders                  1,233,406             500,000
      Interest added to note payable to majority shareholders                            292,965             202,520
      Reduction to note payable to majority shareholders                                (594,197)                 --
                                                                                     -----------         -----------
                                                                                         174,284           1,102,860
                                                                                     -----------         -----------

Net decrease in cash and cash equivalents                                                345,074              29,280
                                                                                     -----------         -----------

Cash and cash equivalents, beginning of period                                                --                  --
                                                                                     -----------         -----------

Cash and cash equivalents, end of period                                                 345,074         $    29,280
                                                                                     ===========         ===========


See accompanying notes to consolidated financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures in the accompanying Consolidated Financial Statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature which are necessary for a fair presentation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the three years ended September 30, 1998, as filed with the Company's Annual Report on Form 10-K. The results of operations for the six-month period ended March 31, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending September 30, 1999.


(2)  BUSINESS CONDITIONS

     The Company has experienced an overall improvement in its cash flows from operations during the first six months ended March 31, 1999. In recent years the Company experienced significant cash short falls caused in large part by the debt incurred in connection with acquisitions and the expenses related to certain litigation arising from those acquisitions and a minority shareholder suit settled in 1998.

     Competition in the medical waste industry has been high for several years. The Company competes against companies that have access to greater capital resources. One of those competitors is Stericycle, Inc. which owns 100% of the capital stock of Waste Systems, Inc. ("WSI"), the Company's majority shareholder. The Company has historically been able to benefit from its relationship with WSI. The Company has received financial and other assistance which otherwise may not have been available.

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

     On October 1, 1998, WSI and the Company executed the Restated 1995 Note. The principal amount of the Restated 1995 Note is approximately $5,488,000, which includes the then outstanding balance under the 1995 Note and certain accounts to WSI as of September 30, 1998. The Restated 1995 Note bears interest at the prime plus 2.0%. Interest is payable in quarterly installments on the last business day of each quarter, with the first installment being payable on the last business day of January 1999. Accrued and unpaid interest outstanding on December 31, 1998 was capitalized and added to the principal amount of this Note effective at January 1, 1999. The outstanding principal of this Note and accrued but unpaid interest is due and payable on September 30, 1999 (the "Initial Maturity Date"). The Company may, at any time on or before the Initial Maturity Date, extend the maturity to a date not later than March 31, 2000 (the "Subsequent Maturity Date") upon payment to WSI a commitment fee equal to 1.0% of the outstanding principal amount on the 1995 Restated Note. The Company may at any time on or before the Subsequent Maturity Date extend the maturity to a date not later than September 30, 2000 upon payment to WSI of a commitment fee equal to 1.5% of the outstanding principal amount of the 1995 Restated Note. Under the terms of the Restated 1995 Note, the Company is among other things, is required to maintain minimum levels of net worth and profitability.

     On December 18, 1998, WSI and the Company entered into a Loan Agreement and Note Amendment (the "New Loan") under which WSI agreed to lend $750,000 to the Company. Borrowings under the New Loan bear interest at the lesser of (i) Prime Rate plus 3.0% or (ii) the Maximum Rate. In either case, accrued and unpaid interest outstanding on June 30, 1999 shall be capitalized and added to the principal amount of the New Loan effective as of July 1, 1999. Interest accruing after June 30, 1999 shall be due and payable in monthly installments on the last day of each month, with the first such installment being due and payable on the last day of July 1999. The outstanding principal balance of the New Loan is due and payable on September 30, 1999. The maturity date of the New Loan may not be extended. Included in the New Loan is a Sale Event fee, whereby a fee shall be due to WSI based on the occurrence of a Sale Event, the aggregate fee payable that shall not exceed $50,000. Under the terms of the New Loan, the Company is among other things, required to maintain minimum levels of net worth and profitability, the same as the Restated 1995 Note.

     In January 1999, the Company sold for $920,000 certain assets of its medical waste collection business to American Medical Disposal, Inc., an Oklahoma corporation. Simultaneously with this transaction the Company acquired certain operating assets of American Medical Disposal, Inc., within the Company's current operating geographical area.

     During the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 34,500 shares at cost of $55,777 as of March 31, 1999. The company has ceased the repurchase of common stock.

(3)  COMMITMENTS AND CONTINGENCIES

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table summarizes (in thousands) the Company's operations:

                                          THREE MONTHS ENDED MARCH, 31                 SIX MONTHS ENDED MARCH, 31
                                    ----------------------------------------    ----------------------------------------
                                           1999                  1998                  1999                  1998
                                    ------------------    ------------------    ------------------    ------------------
                                                   %                     %                     %                     %
Revenue                             $ 4,384        100    $ 4,810        100    $ 9,110        100    $ 9,411        100
Cost of Services                     (3,091)     (70.5)    (3,500)     (72.7)    (6,445)     (70.7)    (6,939)     (73.7)
Depreciation and amortization          (446)     (10.2)      (309)      (6.4)      (891)      (9.8)      (604)      (6.4)
Selling Gen. & Admin                   (751)     (17.1)      (773)     (16.1)    (1,485)     (16.3)    (1,541)     (16.4)
Net income (loss) from operations        96        2.2        778        4.8        289        3.2        327        3.5
Net other income (exp.) and
  net interest exp                      526       12.0       (206)      (4.3)       227        2.5       (427)      (4.5)
Net income (loss)                       622       14.2         24       .005        516        5.7       (100)      (1.1)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

REVENUES decreased by $426,253, or 8.9%, to $4,384,323 during the three month period ended March 31, 1999, from $4,810,576 for the three months period ended March 31, 1998. This decrease was primarily a result of the Company selling off certain routes in its Oklahoma territory.

COST OF SERVICES decreased by $410,270 or approximately 11.7%, to $3,090,635 for the three months ended March 31, 1999, as compared to $3,500,905 for the three month period ended March 31, 1998. The decrease is attributable to lower costs at the Company's treatment facilities and a reduction in transportation cost, as well as the sale of certain routes. Costs of services as a percentage of revenues decreased to 70.5% during the three months ended March 31, 1999, as compared to 72.8% during the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION expense increased to $446,151 for the three months ended March 31, 1999, from $308,423 from the three months ended March 31, 1998. This increase is primarily due to management's decision to revise the useful lives of certain incinerators, bag houses and other treatment technology to reflect a more accurate estimated life, and due to increased purchases of transportation and property, plant and equipment assets.

SELLING, GENERAL AND ADMINISTRATIVE expense decreased to $751,839 during the three months ended March 31, 1999, from $773,416 during the three months ended March 31, 1998. The decrease was primarily attributable to a reduction in bad debt reserves, professional and legal fees. Selling, general and administrative expenses increased as a percentage of revenue to 17.1% in the three months ended March 31, 1999, as compared to 16.1% for the three months ended March 31, 1998 due to the decrease in revenue described above.

INTEREST EXPENSE increased by $77,008 or 50.8%, to $228,678 during the three months ended March 31, 1999, as compared to $151,670 for the three months ended March 31, 1998. This increase resulted from increased borrowings to purchase capital equipment and cash advances from WSI.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998:

REVENUES decreased by $300,616, or 3.2%, to $9,110,494 during the six month period ended March 31, 1999, from $9,411,110 for the six months period ended March 31, 1998. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory.

COST OF SERVICES decreased by $493,905 or approximately 7.1%, to $6,444,973 for the six months ended March 31, 1999, as compared to $6,938,878 for the six month period ended March 31, 1998. The decrease is attributable to lower costs at the Company's treatment facilities and a reduction in transportation cost, as well as the sale of certain routes. Costs of services as a percentage of revenues decreased to 70.7% during the three months ended March 31, 1999, as compared to 73.7% during the six months ended March 31, 1998.

DEPRECIATION AND AMORTIZATION expense increased to $891,375 for the six months ended March 31, 1999, from $603,503 from the six months ended March 31, 1998. This increase is primarily due to management's decision to revise the useful lives of certain incinerators, bag houses and other treatment technology to reflect a more accurate estimated life, and increased purchases of transportation and property, plant and equipment assets.

SELLING, GENERAL AND ADMINISTRATIVE expense decreased to $1,484,525 during the six months ended March 31, 1999, from $1,541,313 during the six months ended March 31, 1998. The decrease was primarily attributable to a reduction in bad debt reserves, and professional and legal fees. Selling, general and administrative expenses decreased as a percentage of revenue to 16.3% in the six months ended March 31, 1999, as compared to 16.4% for the six months ended March 31, 1998.

INTEREST EXPENSE increased by $156,309 or 51.9%, to $457,599 during the six months ended March 31, 1999, as compared to $301,290 for the six months ended March 31, 1998. This resulted from increased borrowings to purchase capital equipment and cash advances from WSI.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:

     At March 31, 1999, the Company's net working capital was a negative $(6,163,559) compared to a negative net working capital of $(6,785,489) at September 30, 1998. This increase in net working capital of $621,930 is due to increased billing efficiency, which improved accounts receivable turnover and collections. Net cash provided by operating activities increased to $(14,128) during the six months ended March 31, 1999, as compared to $(60,345) during the same period ended March 31, 1998. This increase in cash flow from operations is primarily due to the decrease accounts receivable net of a decrease in accounts payables and accrued liabilities.

Earnings before interest, taxes, depreciation and amortization, increased 132% from the three months ended March 31, 1998 to $1,054,286 comparable to $804,920 to the similar period ended March 31, 1998. This increase consisted of the sale of certain routes described above totaling approximately $800,000 and an overall improvement in the operations of the Company.

INVESTING ACTIVITIES:

     During the six months ended March 31, 1999, the Company invested $487,332 as compared to $1,072,624 for the same time period ended 1998. This decrease is primarily related to the Company constructing a new treatment technology in the six months month ended 1998.

FINANCING ACTIVITIES:

     The Company has historically funded its operations, acquisitions, and debt service through cash advances from WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the construction of the Chem-Clave unit, and the indebtedness incurred in connection with the purchase of rolling stock.

Net cash provided by financing activities was $174,284 during the six months ended March 31, 1999, as compared to net cash used in financing activities of $1,102,860 for the same period ended March 31, 1998. The difference between the periods results primarily in the repayment of bank overdrafts, notes payable, long-term debt, and affiliated debt.

YEAR 2000 ISSUES

     The Company has developed a plan to modify its information technology for the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially completed by July 1999 at a cost not to exceed $50,000. The Company has an established plan in place to address all hardware and software issues related to its business. Furthermore, the business is not materially impacted by the interfaces with either customers or vendors, nor do any individual customers comprise a large portion of the company's total revenue. Software used in accounting is not at risk as the Company has upgraded to new software, which is already year 2000 compliant. The Company does not believe that the year 2000 presents an exposure as it relates to the Company's key products and services.

     The year 2000 plan comprises both a remediation plan for existing hardware and software, while the backup plan is part of a larger project to upgrade the Company's overall business information systems. The Company has conducted an extensive search for potential issues, which could affect the business and potentially has included in it issues relating to the year 2000. An assessment of our production equipment resulted in no exposure to potentially not being able to treat medical waste. Software used in accounting is not at risk as the Company has upgraded to new software, which is already year 2000 compliant. Company hardware is presently being tested, and adjustments are being made to it as required. Testing plans have been designed and are being implemented on a continuous basis for both hardware and software. The Company is in the process of developing a compliance status from its significant vendors.

     Management of the Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Company has not yet completed all phases of the year 2000 program. As of today, and in event that the company does not complete any additional phases, the company would be unable to invoice a portion of its customers.

     Disruption in the economy generally resulting from year 2000 issues could adversely also affect the Company. The Company could be subject to litigation or fines for equipment shutdown or failure to properly date business records.

     The Company will develop contingency plans for certain critical applications. The contingency plans involve, among other actions, manual workarounds, increasing parts and supplies inventories, conversion to the new business information systems, and adjusting staffing strategies.

     FROM TIME TO TIME THE COMPANY ISSUES FORWARD-LOOKING STATEMENTS RELATING TO SUCH THINGS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, ACQUISITION ACTIVITIES AND SIMILAR MATTERS.

     A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXCEPTIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDE DIFFICULTIES AND DELAYS IN COMPLETING AND INTEGRATING BUSINESS ACQUISITIONS; DELAYS AND DIVERSION OF ATTENTION RELATING TO PERMITTING AND OTHER REGULATORY COMPLIANCE; DIFFICULTIES AND DELAYS RELATING TO MARKETING AND SALES ACTIVITIES; AND GENERAL UNCERTAINTIES ACCOMPANYING THE EXPANSION INTO NEW GEOGRAPHIC SERVICE AREAS.


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

 10.3. Copy of First Amendment dated July 1993 to Contract between 3CI and City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of 3CI's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

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

 10.11. Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499) filed March 24, 1998.

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

*11       Statement Re: Computation of Per Share Earnings (unaudited)

*27       Financial Data Schedule


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


                                      3CI COMPLETE COMPLIANCE
                                      CORPORATION
                                      (Registrant)

Dated:  May __, 1999

                                      By:
                                         ---------------------------------------
                                                    Charles D. Crochet
                                                         President
                                               (Principal Executive Officer)


Dated: May __, 1999

                                      By:
                                         ---------------------------------------
                                                  Curtis W. Crane, CPA
                                                Chief Financial Officer,
                                                Secretary and Treasurer
                                         (Principal Financial Officer, Principal
                                                   Accounting Officer)

                                 EXHIBIT INDEX


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

 10.3.    Copy of First Amendment dated July 1993 to Contract between 3CI and
          City of Carthage, Texas (incorporated by reference to Exhibit 10.3 of
          3CI's Annual Report on Form 10-K for the fiscal year ended September
          30, 1993).

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

 10.11.   Exchange Agreement between 3CI and Waste Systems, Inc. dated as of
          June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499) filed March 24,
          1998.

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

*11       Statement Re: Computation of Per Share Earnings (unaudited)

*27       Financial Data Schedule


* Filed herewith