Form 10-Q
period 1999-06-30
3CI COMPLETE COMPLIANCE CORP
filed 1999-08-13
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  ------------------    ------------------

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
              ----------------------------------------------------
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

         The number of shares of Common Stock outstanding as of the close of business on August 13, 1999 was 9,197,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X



                                                                                                PAGE
                                                                                                NUMBER
                                                                                                ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                    June 30, 1999 (unaudited) and September 30, 1998........................      3

                 Consolidated Statements of Operations for the three months and
                    nine months ended June 30, 1999 and 1998 (unaudited)....................      4

                 Consolidated Statements of Cash Flows for the
                     nine months ended June 30, 1999 and
                     1998 (unaudited).......................................................      5

                 Notes to Consolidated Financial Statements (unaudited).....................      6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................      9

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................     12

      Item 2.    Changes in Securities......................................................     12

      Item 3.    Defaults Upon Senior Securities............................................     12

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................     12

      Item 5.    Other Information  ........................................................     12

      Item 6.    Exhibits and Reports on Form 8-K...........................................     12

SIGNATURES  ................................................................................     15

ITEM 1.  FINANCIAL STATEMENTS

                       3CI COMPLETE COMPLIANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     JUNE 30,        SEPTEMBER 30,
                                                                                       1999              1998
                                                                                   ------------      ------------
                            ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    298,184      $         --
   Restricted cash                                                                           --                --
   Accounts receivable, net allowances of $311,539 and $573,937
     at June 30, 1999 and September 30, 1998, respectively                            2,576,350         3,252,673
   Inventory                                                                             67,875            96,771
   Other current assets                                                                 605,875           737,372
                                                                                   ------------      ------------
       Total current assets                                                           3,548,284         4,086,816
                                                                                   ------------      ------------

Property, plant and equipment, at cost                                               14,113,812        13,780,158
      Accumulated depreciation                                                       (4,925,802)       (3,883,073)
                                                                                   ------------      ------------
         Net property, plant and equipment                                            9,188,010         9,897,085
                                                                                   ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $128,738 and $99,988 at June 30, 1999 and September 30, 1998, respectively             428,493           337,243

Other intangible assets, net of accumulated amortization of $279,571 and
      $223,656 at June 30, 1999 and September 30, 1998, respectively                     93,190           149,104
Other assets                                                                             94,270           148,092
                                                                                   ------------      ------------
       Total assets                                                                $ 13,352,247      $ 14,618,340
                                                                                   ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Overdrafts                                                                 $         --      $    666,834
   Notes payable                                                                        305,942           352,388
   Current portion of long-term debt, unaffiliated lenders                              838,917         1,619,889
   Accounts payable                                                                     970,617         1,646,751
   Accounts payable, affiliated companies                                                 1,275           483,406
   Accrued liabilities                                                                  785,550         1,098,634
   Note payable majority shareholder                                                  6,082,843         5,004,403
                                                                                   ------------      ------------
        Total current liabilities                                                     8,985,144        10,872,305
                                                                                   ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                           1,247,583           986,524

                                                                                   ------------      ------------
        Total liabilities                                                            10,232,727        11,858,829
                                                                                   ------------      ------------


Shareholders' Equity:
   Preferred stock,$0.01 par value, authorized 16,050,000 shares;
     Issued and outstanding 7,750,000 at June 30, 1999
        and September 30, 1998, respectively                                             77,500            77,500
   Additional Paid-in capital - preferred stock                                       7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 and 9,154,811 at
     June 30, 1999 and September 30, 1998, respectively                                  92,329            92,329
   Less cost of treasury stock (35,500 shares)                                          (55,777)          (44,516)
   Additional Paid-in capital - common stock                                         20,259,779        20,259,779
   Accumulated deficit                                                              (24,926,811)      (25,298,081)
                                                                                   ------------      ------------
        Total Shareholders' equity                                                    3,119,520         2,759,511
                                                                                   ------------      ------------
        Total liabilities and shareholders' equity (deficit)                       $ 13,352,247      $ 14,618,340
                                                                                   ============      ============


 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                       FOR THE             FOR THE            FOR THE            FOR THE
                                                  THREE MONTHS ENDED  THREE MONTHS ENDED  NINE MONTHS ENDED  NINE MONTHS ENDED
                                                       JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                        1999               1998                1999               1998
                                                  ------------------  ------------------  -----------------  -----------------
Revenues                                          $        4,457,973  $        4,715,964  $      13,568,396  $      14,127,077
Expenses:
     Cost of Services                                      3,183,389           3,535,882          9,628,364         10,474,755
     Depreciation and Amortization                           432,820             326,249          1,324,198            929,651
     Selling, general and administrative                     717,532             610,133          2,202,055          2,151,511
                                                  ------------------  ------------------  -----------------  -----------------
     Net income (loss) from Operations             $         124,232  $          243,700  $         413,779  $         571,160

Other Income (expense):
      Net interest expense,                                 (225,940)           (157,312)          (681,986)         (457,168)
      Other income (expense)                                 (43,422)            (49,673)           639,477          (177,047)
                                                  ------------------  ------------------  -----------------  -----------------
      Total other income (expense)                          (269,362)           (206,985)           (42,509)         (634,215)
                                                  ------------------  ------------------  -----------------  -----------------

Net income (loss)                                 $         (145,130) $           36,715  $         371,270  $         (63,055)
                                                  ==================  ==================  =================  =================

Weighted average number of shares outstanding
      common shares outstanding - basic                    9,197,325           9,116,026          9,199,432          9,143,519
                                                  ==================  ==================  =================  =================

Weighted average number of shares outstanding
      common shares outstanding - diluted                  9,197,325           9,116,026         16,949,432          9,143,519
                                                  ==================  ==================  =================  =================

Earnings per share - basic                        $            (0.02) $             0.01  $            0.04  $           (0.01)
                                                  ==================  ==================  =================  =================

Earnings per share - diluted                      $            (0.02) $             0.01  $            0.02  $           (0.01)
                                                  ==================  ==================  =================  =================

                       3CI COMPLETE COMPLIANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      FOR THE               FOR THE
                                                                                  NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                       JUNE 30,             JUNE 30,
                                                                                         1999                 1998
                                                                                  -----------------     -----------------
Cash flow from operating activities:
   Net income (loss)                                                                        371,270               (63,055)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      (Gain) loss on disposal of fixed and intangible assets                               (819,976)                   --
      Depreciation and amortization                                                       1,324,198               929,651
      Unpaid Interest included in long-term debt
      Change in assets and liabilities, net
            (Increase) decrease in restricted cash                                               --                    --
            (Increase) decrease in accounts receivable, net                                 676,323               746,200
            (Increase) decrease in inventory                                                 28,896               (14,949)
            (Increase) decrease in prepaid expenses                                         131,497              (278,768)
            (Increase) decrease in other assets                                              53,822                    --
            Increase (decrease) in accounts payable                                        (676,134)              346,339
            Increase (decrease) in accounts payable, affiliated companies                     1,275                67,500
            Increase (decrease) in accrued liabilities                                     (313,084)           (1,354,855)
                                                                                  -----------------     -----------------
                          Total adjustments to net loss                                     406,817               441,118
                                                                                  -----------------     -----------------
                          Net cash provided by (used in) operating activities               778,087               378,063
                                                                                  -----------------     -----------------


Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                   681,099                98,932
      Purchase of property, plant and equipment                                            (511,581)           (1,411,360)
                                                                                  -----------------     -----------------
                          Net cash used in investing activities                             169,518            (1,312,428)
                                                                                  -----------------     -----------------


Cash flow from financing activities:
      Increase (decrease) in bank overdrafts                                               (666,834)              198,722
      Proceeds from issuance of notes payable                                               918,533             1,088,116
      Principal reduction of notes payable                                                 (964,979)             (663,522)
      Proceeds from issuance of long-term debt                                              342,572               632,948
      Reduction of long-term debt, unaffiliated lenders                                    (862,486)           (1,091,676)
      Repurchase of treasury stock                                                          (11,261)              (35,105)
      Proceeds from issuance of note payable to majority shareholders                     1,732,579               500,000
      Interest added to note payable to majority shareholders                               141,570               304,882
      Reduction to note payable to majority shareholders                                 (1,279,115)                   --
                                                                                  -----------------     -----------------
                          Net cash provided (used) in financing activities                 (649,421)              934,365
                                                                                  -----------------     -----------------

Net decrease in cash and cash equivalents                                                   298,184                    --
                                                                                  -----------------     -----------------

Cash and cash equivalents, beginning of period                                                   --                    --
                                                                                  -----------------     -----------------

Cash and cash equivalents, end of period                                                    298,184     $              --
                                                                                  =================     =================




The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


(1)    BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures in the accompanying Consolidated Financial Statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature which are necessary for a fair presentation of these financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto for the three years ended September 30, 1998, as filed with the Company's Annual Report on Form 10-K. The results of operations for the nine-month period ended June 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending September 30, 1999.

(2)      BUSINESS CONDITIONS

         The Company has experienced an overall improvement in its cash flows from operations during the nine months ended June 30, 1999. In recent years the Company experienced significant cash short falls caused in large part by the debt incurred in connection with acquisitions and the expenses related to certain litigation arising from those acquisitions and a minority shareholder suit settled in 1998.

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

         On October 1, 1998, WSI and the Company executed the Restated 1995 Note. The principal amount of the Restated 1995 Note was approximately $5,488,000, which includes the then outstanding balance under the 1995 Note and certain amounts owed to WSI as of September 30, 1998. The Restated 1995 Note bears interest at the prime plus 2.0%. Interest is payable in quarterly installments on the last business day of each quarter, with the first installment being payable on the last business day of January 1999. Accrued and unpaid interest outstanding on December 31, 1998 was capitalized and added to the principal amount of this Note effective at January 1, 1999. The outstanding principal of this Note and accrued but unpaid interest is due and payable on September 30, 1999 (the "Initial Maturity Date"). The Company may, at any time on or before the Initial Maturity Date, extend the maturity to a date not later than March 31, 2000 (the "Subsequent Maturity Date") upon payment to WSI a commitment fee equal to 1.0% of the outstanding principal amount on the 1995 Restated Note. The Company may at any time on or before the Subsequent Maturity Date extend the maturity to a date not later than September 30, 2000 upon payment to WSI of a commitment fee equal to 1.5% of the outstanding principal amount of the 1995 Restated Note. Under the terms of the Restated 1995 Note, the Company is among other things, is required to maintain minimum levels of net worth and profitability, which at June 30, 1999 these levels have been met. As of June 30, 1999, the outstanding balance of this promissory note is approximately $5,788,000.

         On December 18, 1998, WSI and the Company entered into a Loan Agreement and Note Amendment (the "New Loan") under which WSI agreed to lend $750,000 to the Company. Borrowings under the New Loan bear interest at the lesser of (i) Prime Rate plus 3.0% or (ii) the Maximum Rate. In either case, accrued and unpaid interest outstanding on June 30, 1999 was capitalized and added to the principal amount of the New Loan effective as of July 1, 1999. Interest accruing after June 30, 1999 shall be due and payable in monthly installments on the last day of each month, with the first such installment being due and payable on the last day of July 1999. The outstanding principal balance of the New Loan is due and payable on September 30, 1999. The maturity date of the New Loan may not be extended. Included in the New Loan is a Sale Event fee, whereby a fee shall be due to WSI based on the occurrence of a Sale Event, the aggregate fee payable that shall not exceed $50,000. Under the terms of the New Loan, the Company is among other things, required to maintain minimum levels of net worth and profitability, the same as the Restated 1995 Note. As of June 30, 1999, the outstanding balance of this promissory note is approximately $295,000.

         In January 1999, the Company sold for $920,000 certain assets of its medical waste collection business to American Medical Disposal, Inc., an Oklahoma corporation. Simultaneously with this transaction the Company acquired certain operating assets of American Medical Disposal, Inc., within the Company's current operating geographical area.

         During the fiscal year 1998, the Board of Directors of the Company authorized the repurchase of up to 150,000 shares of 3CI common stock from time to time in the open market. Since the authorization by the board of Directors, the Company has repurchased 34,500 shares at cost of $55,777 as of June 30, 1999. The company has ceased the repurchase of common stock.

         On March 15, 1999, the Company received notification from NASDAQ Stock Market, Inc. of failure to meet the minimum bid price requirement for continued listing of its common stock for trading on the NASDAQ SmallCap Market. A hearing took place on July 29, 1999, before a Nasdaq panel, which will determine whether 3CI's common stock will be delisted. Based upon recent communications from Nasdaq, 3CI's believes that a substantial likelihood exists that 3CI's common stock will be delisted. In the event of delisting, 3CI has been advised by Nasdaq that if a delisting were to occur the Company will automatically have its common stock listed for trading on the Nasdaq Bulletin Board.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table summarizes (in thousands) the Company's operations:

                                             Three Months Ended June 30,               Nine Months Ended June 30,
                                             ---------------------------               --------------------------

                                       ------------------ ---------------------  ---------------------  --------------------
                                             1999                 1998                  1999                   1998
                                       ------------------ ---------------------  ---------------------  --------------------
                                                     %                     %                      %                     %
Revenue                                  $ 4,458      100   $ 4,716         100    $13,568         100     $14,127       100
Cost of Services                          (3,183)   (71.4)   (3,536)      (75.0)    (9,628)      (70.9)    (10,475)    (74.1)
Depreciation and amortization               (433)    (9.7)     (326)       (6.9)    (1,324)       (9.8)       (930)     (6.6)
Selling Gen. & Admin.                       (718)   (16.1)     (610)      (12.9)    (2,202)      (16.2)     (2,151)    (15.2)
Net income (loss) from operations            124      2.8       244         5.2        414         3.1         571       4.1
Other Exp. & Net interest exp.              (269)    (6.0)     (207)       (4.4)       (43)      (.004)       (634)     (4.5)
Net income (loss)                           (145)    (3.2)       37        .008        371         2.7         (63)     (.04)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

REVENUES decreased by $257,991, or 5.5%, to $4,457,973 during the three month period ended June 30, 1999, from $4,715,964 for the three months period ended June 30, 1998. This decrease was primarily a result of the Company selling off certain routes in its Oklahoma territory.

COST OF SERVICES decreased by $352,493 or approximately 10.0%, to $3,183,389 for the three months ended June 30, 1999, as compared to $3,535,882 for the three month period ended June 30, 1998. The decrease is attributable to lower costs at the Company's treatment facilities and a reduction in transportation cost, as well as the sale of certain routes. Costs of services as a percentage of revenues decreased to 71.4% during the three months ended June 30, 1999, as compared to 75.0% during the three months ended June 30, 1998.

DEPRECIATION AND AMORTIZATION expense increased to $432,820 for the three months ended June 30, 1999, from $326,249 from the three months ended June 30, 1998. This increase is primarily due to management's decision to revise the useful lives of certain incinerators, bag houses and other treatment technology to reflect a more accurate estimated life, and due to increased purchases of transportation and property, plant and equipment assets.

SELLING, GENERAL AND ADMINISTRATIVE expense increased to $717,532 during the three months ended June 30, 1999, from $610,133 during the three months ended June 30, 1998. The increase was primarily attributable to a one time adjustment to bad debt reserve for $130,000 included in the three month ended June 30, 1998. Selling, general and administrative expenses increased as a percentage of revenue to 16.1% in the three months ended June 30, 1999, as compared to 12.9% for the three months ended June 30, 1998 due to the decrease in revenue described above.

INTEREST EXPENSE increased by $69,488 or 43.8%, to $228,045 during the three months ended June 30, 1999, as compared to $158,557 for the three months ended June 30, 1998. This increase resulted from increased borrowings to purchase capital equipment and an increase in its borrowing rate from WSI.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998:

REVENUES decreased by $558,617, or 4.0%, to $13,568,396 during the nine month period ended June 30, 1999, from $14,127,077 for the nine month period ended June 30, 1998. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory.

COST OF SERVICES decreased by $846,391 or approximately 8.1%, to $9,628,364 for the nine months ended June 30, 1999, as compared to $10,474,755 for the nine month period ended June 30, 1998. The decrease is attributable to lower costs at the Company's treatment facilities and a reduction in transportation cost, as well as the sale of certain routes. Costs of services as a percentage of revenues decreased to 71.0% during the nine months ended June 30, 1999, as compared to 74.1% during the nine months ended June 30, 1998.

DEPRECIATION AND AMORTIZATION expense increased to $1,324,198 for the nine months ended June 30, 1999, from $929,651 from the nine months ended June 30, 1998. This increase is primarily due to management's decision to revise the useful lives of certain incinerators, bag houses and other treatment technology to reflect a more accurate estimated life, and increased purchases of transportation and property, plant and equipment assets.

SELLING, GENERAL AND ADMINISTRATIVE expense increased to $50,544, to $2,202,055 for the nine months ended June 30, 1999, as compared to $2,151,511 for the nine months ended June 30, 1998. This increase was primarily attributable an increase in sales and marketing, and a one time adjustment to bad debt reserve for $130,000, included in the three month ended June 30, 1998. Selling, general and administrative expenses increased as a percentage of revenue to 16.2% in the nine months ended June 30, 1999, as compared to 15.2% for the nine months ended June 30, 1998.

INTEREST EXPENSE increased by $225,797 or 49.1%, to $685,645 during the nine months ended June 30, 1999, as compared to $459,848 for the nine months ended June 30, 1998. This increase resulted from increased borrowings to purchase capital equipment and an increase in its borrowing rate from WSI.


                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:

        At June 30, 1999, the Company's net working capital was a negative $(5,436,860) compared to a negative net working capital of $(6,785,489) at September 30, 1998. This increase in net working capital of $1,348,629 is due to increased billing efficiency, which improved accounts receivable turnover and collections. As a result of this improvement net cash provided by operating activities increased to $778,087 during the nine months ended June 30, 1999, as compared to $378,063 during the same period ended June 30, 1998. This increase in cash flow from operations is primarily due to the decrease accounts receivable and a decrease in accounts payables and accrued liabilities.

Earnings before interest, taxes, depreciation and amortization increased $1,053,690, or approximately 79.6% for the nine months ended June 30, 1999 to $2,377,545, as compared to $1,323,764 for the same period ended June 30, 1998. This increase consisted of the sale of certain routes described above totaling approximately $800,000 and an overall improvement in the operations of the Company.

INVESTING ACTIVITIES:

        During the nine months ended June 30, 1999, the Company invested $511,581 as compared to $1,411,360 for the same time period ended 1998. This decrease is primarily related to the Company constructing new treatment technology in the nine months month ended 1998.

FINANCING ACTIVITIES:

        The Company has historically funded its operations, acquisitions, and debt service through cash advances from WSI. The Company's indebtedness currently consists of amounts owed to WSI, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the construction of the Chem-Clav unit, and the indebtedness incurred in connection with the purchase of rolling stock.

Net cash used by financing activities was $(649,421) during the nine months ended June 30, 1999, as compared to net cash provided in financing activities of $934,365 for the same period ended June 30, 1998. The difference between the period's results primarily in the repayment of bank overdrafts, notes payable, long-term debt, and the interest of affiliated debt.


YEAR 2000 ISSUES

         The Company has developed a plan to modify its information technology for the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially completed by October 1999 at a cost not to exceed $50,000. The Company has an established plan in place to address all hardware and software issues related to its business. Furthermore, the business is not materially impacted by the interfaces with either customers or vendors, nor do any individual customers comprise a large portion of the company's total revenue. Software used in accounting is not at risk as the Company has upgraded to new software, which is already year 2000 compliant. The Company does not believe that the year 2000 presents an exposure as it relates to the Company's key products and services.

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


                                          3CI COMPLETE COMPLIANCE
                                          CORPORATION
                                          (Registrant)

Dated:  August 13, 1999

                                          By: /s/ CHARLES D. CROCHET
                                             --------------------------------
                                                   Charles D. Crochet
                                                        President
                                               (Principal Executive Officer)


Dated:  August 13, 1999

                                          By: /s/ CURTIS W. CRANE
                                             --------------------------------
                                                  Curtis W. Crane, CPA
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                              (Principal Financial Officer, and
                                                Principal Accounting Officer)

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