Form 10-K405
period 1999-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2000-01-12
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (Fee Required)
         For the fiscal year ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (No Fee Required)
         For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the OTC Bulletin Board on January 11, 2000 was approximately $2,811,807 million computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 11, 2000 was 9,197,325.

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

                       -----------------------------------

                                                                                  PAGE
                                                                                  ----
                                     PART I
Item 1.    Business ............................................................    3
Item 2.    Properties ..........................................................   10
Item 3.    Legal Proceedings ...................................................   11
Item 4.    Submission of Matters to a Vote of Security Holders .................   11

                                     PART II

Item 5.    Market for Registrant's Common
                 Equity and Related Stockholder Matters.........................   11
Item 6.    Selected Financial Data .............................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .........................................   14
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk ..........   17
Item 8.    Financial Statements and Supplementary Data .........................   17
Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ...........................   18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..................   18
Item 11.   Executive Compensation ..............................................   20
Item 12.   Security Ownership of Certain Beneficial
                 Owners and Management .........................................   22
Item 13.   Certain Relationships and Related
                 Transactions ..................................................   23

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K .......................................   24

Signature Page .................................................................   26

                               ------------------


* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.   BUSINESS

GENERAL.

         3CI Complete Compliance Corporation ("3CI" or the "Company") was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. It services customers in a number of states in and contiguous to the south and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, Oklahoma, Tennessee, and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services to customers include collection, transportation, bar code identification and destruction by controlled high temperature incineration, autoclav, microwave and chemical grinding and heating technologies. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking.

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

         AUTOCLAVING. The Company treats a portion of its waste using autoclaving. A conventional steam autoclave is a large cylindrical chamber with a vacuum lock door. It uses high temperature steam in a multi-stage process to sterilize or disinfect waste. In some processing facilities the treated waste is then transported to a landfill without any shredding, while in others the treated waste is fed into a shredder/grinder to render the waste unrecognizable and to reduce volume.

         Although there are a range of other methods used for disposal of medical waste, such as the use of microwave technology, incineration and autoclaving are the most widely used technologies in the United States. The other technologies below are accepted, but are either new or developing.

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

         CHEM-CLAV. The Company operates one Chem-Clav unit with a capacity to treat 24 tons of medical waste per day at its Springhill, Louisiana facility. The Chem-Clav is a chemically enhanced steam autoclave that uses sodium hypocholrite to sanitize the medical waste before its introduction into the steam autoclave. The Chem-Clave process runs waste through a grinder prior to treatment to enhance sterilization and to render it unrecognizable. The treated waste is then transferred to an approved landfill.

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

MEDICAL WASTE CONTAINERS

         The Company's policy is to accept medical waste from customers only if it is packaged in containers provided or approved by the Company. The Company furnishes its customers with multiple containers including, reusable plastic carts, plastic reusable containers, and rigid cardboard containers for disposal of medical waste products. These containers are clearly marked with the "biohazard" symbol to draw attention to their contents and are lined with specialized plastic bags and sealed to minimize potential contact with the medical waste products by health care workers and medical waste handlers. The Company also furnishes its customers with rigid reusable plastic containers clearly marked as biohazardous and designed to contain certain types of medical waste, such as hypodermic needles, scalpels and other so-called "sharps". Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The Company believes that its emphasis on proper containerization results in safer medical waste disposal and minimizes potential hazards or liabilities to the Company and its customers.

         Beginning in 1996, the Company began to increase the use of reusable plastic containers for certain customers. The Company believes the use of reusable containers has the potential to lower costs to the Company. The rigid, plastic containers generally are larger than the disposable boxes and can therefore hold greater volumes of waste.

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

INCINERATION CONTRACTS

         The Company had exclusive incineration rights, for a capacity of 30 tons per day, at an incinerator operated by the City of Carthage, Texas, which expired in June 1999. In order to maintain its rights under the agreement, the Company was required to pay minimum annual fees of approximately $550,000 to $1,000,000 during the term of the agreement. During the contract period ending May 31, 1999, 1998, and 1997, the Company paid fees in the aggregate amount of approximately $492,235, $1,277,033, and $1,401,692 respectively under the agreement. The Company elected not to pay the minimum fee for the period ended May 31, 1999 required to retain exclusivity as the sole company to treat medical waste at the facility.

         The Company also had exclusive incineration rights at an incinerator operated by the City of Center, Texas under an agreement expiring in June 1998, subject to various renewal options. In order to maintain its exclusive rights under the agreement, the Company was required to pay minimum annual fees of approximately $300,000 to $900,000 during the term of the agreement. During fiscal 1997, the Company paid fees in the aggregate amount of approximately $27,000 under the agreement.

         During fiscal year 1996, the Company became aware that the City of Center was not meeting certain contractual obligations. The most critical obligation was the City of Center's breach of the exclusivity clause in the contract. The Company stopped using the City of Center's incinerator and ceased making payments of burn fees. In 1997, the City of Center filed a lawsuit to recover $80,000 for the non-payment of burn fees and the Company filed counter claims against the City of Center for the breach of the exclusivity in the contract. The lawsuit was settled. The City of Center has foregone its claim of burn fees as originally demanded and agreed to make installment payments over 24 months to the Company in the aggregate amount of $380,000 for breaking the exclusivity of the contract. The Company received $200,000 of this settlement in October 1998, with the remaining balance of $180,000 to be paid over 24 months. The balance as of September 30, 1999 is $105,000.


DOCUMENTATION AND REPORTING

         The bar code label affixed to each of the Company's medical waste containers is used in conjunction with computers, laser scanners and digital scales to document the handling, treatment, disposal and weighing of the customer's medical waste stream. Bar coded containers allow proper documentation and tracking of waste materials and meet all applicable local, state and federal regulations concerning packaging and labeling of medical waste materials. The Company provides its customers on a regular basis with medical waste destruction reports that document the acceptance, transportation, treatment and third party verification of their medical waste disposal. The Company's detailed documentation provides information on all waste it accepts and treats, including the individual container bar code number, point of origin, date and time of pick up, date and time of treatment, weight at time of treatment and certificate of destruction.

SAFETY TRAINING AND CONSULTATION

         The Company designs specialized on-site training systems for the identification, segregation, handling and containerizing of waste products. These systems are designed to assist customers in reducing their waste disposal costs while maintaining regulatory compliance and to reduce potential exposure to the Company's employees. The Company instructs health care workers in the most efficient methods of handling, recording and documenting their waste streams in compliance with local, state or federal regulations. The Company will, on request, review a customer's internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of medical waste within the customer's facility from its creation to the point of its acceptance by the Company.

CUSTOMERS

         The Company's health care customer base is diverse, with about 15,000 accounts in Arkansas, Florida, Georgia, Louisiana, Texas, Alabama, Mississippi, and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no individual customer generates five percent or more of the Company's revenues.

SALES AND MARKETING

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

         The Company uses a three-fold strategy to increase its presence and customer base in a particular geographical market. First, Company representatives meet personally with a prospective customer to describe the Company's services and to negotiate a disposal agreement that reflects the prospective customer's service needs. Second, the Company uses direct mail to establish potential customer leads, particularly in the professional market. Third, the Company seeks endorsements or referral relationships with hospitals and professional associations in the market areas. The Company seeks to achieve a mix of both hospital and professional accounts which maximizes its resources in each given market area.


COMPETITION

         The market for regulated medical waste collection and processing services is highly competitive and requires substantial labor and capital resources. The Company experiences intense competition from national, regional and local waste disposal (i.e., collection) companies as well as national, regional and local companies providing integrated medical waste services (i.e., collection and processing). These companies compete directly with the Company for business from medical waste generators located in the

Company's regional markets. In addition, the Company faces competition from businesses and other organizations that are attempting to commercialize alternate treatment technologies collectively to member groups of regulated medical waste generators. The Company's majority shareholder, Waste Systems, Inc. ("WSI") is owned by Stericycle, Inc. ("Stericycle"), which also operates in some of the Company's operating markets.

INSURANCE COVERAGE

         The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. The Company carries a range of insurance coverage, including a comprehensive general liability policy in the amount of $1,000,000 with a combined single limit for bodily injury and property damage, and a $2,000,000 excess umbrella liability policy. The Company carries $3,000,000 per occurrence of such coverage for the incineration facilities used by the Company. The Company also carries $1,000,000 per occurrence of transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during transportation. The Company believes that the types of insurance it carries and amounts of coverage are customary in the industry and are sufficient to protect the Company against the covered liabilities. There can be no assurance, however, the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain it's current insurance at existing levels and prices, or at all.

EMPLOYEES

         A September 30, 1999, the Company had approximately 176 full-time and 8 part-time employees. Two of the employees are employed in executive capacities, the remainder are in transportation operations, treatment facility operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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

         TREATMENT FACILITIES. The Company is required to obtain permits at federal, local and state levels for the construction and operation of treatment facilities. These efforts typically involve the expenditure of substantial resources without any assurance of success. Such permits may include: (i) air quality permits relating to the emissions from treatment facilities, (ii) solid waste permits relating to storage, receipt and treatment of medical waste, the storage and disposal of residues from the treatment facilities, and ancillary air pollution control equipment relative to incinerators, (iii) waste-water discharge permits, (iv) storm water discharge permits, (v) site permits, such as zoning or special use permits, relating to the appropriateness of sites for a waste processing facility under applicable zoning regulations, (vi) building permits and (vii) occupancy permits. Air quality permits and site permits, and in some cases solid waste permits, can be difficult to obtain, and may take a year or longer to be issued.

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

         STATE TRANSPORT PERMITS. Transportation permits currently are required in a number of states. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally include driver safety and training, waste packaging, labeling and tracking requirements. The Company currently holds necessary hauling permits in Arkansas, Louisiana, Texas, Mississippi, Alabama, Georgia, Florida, Oklahoma, and Tennessee. There can be no assurance that any of the Company's current permits will be renewed or that, if the Company is able to identify and secure additional locations for treatment or other waste processing facilities or transfer stations, all necessary permits will be obtained, or that if such permits are granted that they will be granted in a timely manner or under conditions that will be acceptable to the Company.

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

         Although the EPA has not chosen to regulate infectious wastes as hazardous wastes, it has developed and issued informal guidance outlining practical approaches to infectious waste management. Moreover, although RCRA does not comprehensively address the area of medical waste, certain wastes common to the medical field currently are listed as hazardous wastes and, therefore, certain medical wastes may be subject to the requirements of RCRA. With respect to those solid wastes, that are deemed hazardous, RCRA contains extensive regulatory requirements pertaining to reporting to the EPA, record keeping, labeling, the use of containers, the furnishing of information to persons handling the hazardous wastes and the tracking of hazardous wastes from the point of generation to the point of disposal involving, among other things, the use of transportation manifests.

         Finally, facility ash may constitute hazardous waste depending upon the composition and characteristics of the waste ash generated by the incineration technology employed. If so, the ash would be subject to the hazardous waste transportation, disposal and other hazardous waste management requirements of RCRA discussed above.

         U.S. DEPARTMENT OF TRANSPORTATION. The Company's medical waste transportation activities are subject to federal regulation by the DOT pursuant to the Hazardous Waste Materials Transportation Act of 1994. The DOT regulations contain packaging and labeling requirements, which are imposed on different waste categories, depending on the perceived hazards of each category. The regulations impose the most stringent requirements on packages containing over four liters gross volume of "etiologic agents", which are defined as "viable microorganism(s) or (their) toxin(s), which cause or may cause human disease," and are limited to certain agents listed in the Hazardous Materials Regulations. These standards are intended to prevent the release of such agents into the environment. The DOT requirements are intended to supplement etiologic waste regulations promulgated by the Public Health Service of the U.S. Department of Health and Human Services.

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

         FEDERAL CLEAN AIR ACT. The Company's medical waste processing facilities may be regulated under certain other environmental statutes. The Federal Clean Air Act, and related regulations may apply to the air emissions from the Company's incineration facilities. The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. These regulatory programs are based on several types of air quality standards: national air quality standards, national emissions standards for hazardous air pollutants, new source performance standards, technology-based standards and acid disposition requirements.

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

         THE FOOD AND DRUG ADMINISTRATION ("FDA"). The Company is subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Such regulation, among other things, relates to the testing, marketing, export and manufacture of medical devices. The FDA considers sharps containers to be "medical devices", as defined under the Federal Food, Drug, and Cosmetic Act. Most sharps containers, according to the FDA, are class II accessories to sharps devices.

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

ITEM 2. PROPERTIES

         The Company leases approximately 6,100 square feet of office space in Shreveport, Louisiana under a lease expiring in December 2000. The Company paid approximately $77,328 during fiscal 1999 under the lease. A summary description of the Company's operating properties is set forth below:

      LOCATION              TYPE OF FACILITY                           CAPACITY             OWNED/LEASE
      --------              ----------------                           --------             -----------
Shreveport, LA          Corporate Office                              N/A                      Leased
Austin, TX              Sales & Transportation                        N/A                      Leased
Carthage, TX            Sales & Transportation                        N/A                      Leased
Grand Prairie, TX       Sales & Transportation                        N/A                      Leased
Kenner, LA              Sales & Transportation                        N/A                      Leased
Fresno, TX              Sales & Transportation, Transfer Station      N/A                      Owned
Birmingham, AL          Sales & Transportation                        N/A                      Leased
Jackson, MS             Sales & Transportation, Transfer Station      N/A                    Owned Land
Springhill, LA          Sales & Transportation                        N/A                      Owned
Bismark, AR             Sales & Transportation, Transfer Station      N/A                      Leased
Carthage, TX            Incinerator                                   30 tons/day              Leased
Springhill, LA          Incinerator                                   36 tons/day              Owned
Springhill, LA          Chem-Clav                                     24 tons/day          Lease-Purchase
Birmingham, AL          Incinerator                                   12 tons/day              Owned
Birmingham, AL          Microwave Unit                                10.8 tons/day            Owned

         The Company believes that its facilities are adequate for its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

         From time to time the Company is subject to certain litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, results of operations or net cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "TCCC." On March 15, 1999, the Company received notification from the NASDAQ Stock Market, of its failure to meet the minimum bid price requirement for continued listing of its common stock for trading on the NASDAQ SmallCap Market. The Company requested and received an oral hearing that took place on July 29, 1999, before a NASDAQ Listing Qualifications Panel (the "Panel") to determine the Company's continued listing. On September 14, 1999, the Company was informed that the Panel determined that the Company's securities would be delisted from the NASDAQ Stock Market effective with the close of business on September 14, 1999. The securities of the Company were immediately eligible to be traded on the OTC Bulletin Board. On September 27, 1999, the Company requested that the written record of the panel decision be reviewed by the NASDAQ Listing and Hearing Review Council ("Review Council"). The Company has been notified that the Review Council will likely issue its decision in March 2000.

         The following table provides the high and low bid quotations for the NASDAQ small-cap market up to September 14, 1999, and on the OTC Bulletin Board thereafter for each of the quarterly periods indicated. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    HIGH        LOW
        FISCAL 1998:
        ------------
        First Quarter              $2.688     $0.750
        Second Quarter             $1.500     $0.719
        Third Quarter              $2.125     $1.000
        Fourth Quarter             $1.750     $0.563

        FISCAL 1999:
        ------------

        First Quarter              $1.375     $0.750
        Second Quarter             $1.188     $0.469
        Third Quarter              $0.938     $0.531
        Fourth Quarter             $0.813     $0.250

         As of December 29, 1999, the approximate number of holders of record of the Company's Common Stock was 425, and the closing sale price of the Common Stock on January 11, 2000 was $0.687.

         The Company did not pay any dividends during fiscal year ended 1999 and has never paid any dividends on its capital stock. The Company currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following information is derived from the Company's audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                    1999            1998            1997            1996           1995(1)
                                                ------------    ------------    ------------    ------------    ------------
Selected Statement of  Operations Data:

     Revenues ...............................   $ 18,121,295    $ 19,008,696    $ 18,789,749    $ 17,748,300    $ 16,522,025

Costs and expenses:

     Cost of Sales ..........................     12,609,173      14,058,522      14,285,834      13,815,480      11,756,968

     Write off of intangibles ...............             --              --              --      11,385,328              --

     Write off of assets ....................             --              --              --       1,183,446              --

     Selling, general and administrative ....      3,030,843       3,110,671       3,080,398       4,343,246       6,996,575

     Depreciation and amortization ..........      1,750,702       1,297,620       1,352,015       2,224,161       1,976,212
                                                ------------    ------------    ------------    ------------    ------------
 Total operating expenses ...................     17,390,718      18,466,813      18,718,247      32,951,661      20,729,755
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) from operations ...............        730,577         541,883          71,502     (15,203,361)     (4,207,730)

Other expense, net ..........................       (158,935)       (529,994)     (1,159,690)     (1,053,424)       (655,080)

 Accretion of put option ....................             --              --              --         (26,052)       (217,075)
                                                ------------    ------------    ------------    ------------    ------------

Net income (loss) ...........................   $    571,642    $     11,889    $ (1,088,188)   $(16,282,837)   $ (5,079,885)
                                                ============    ============    ============    ============    ============
Earnings before interest tax depreciation
and amortization ............................   $  3,233,785    $  1,971,224    $    973,731    $(13,186,766)   $ (2,448,593)

Basic net income (loss) per common share ....   $       0.06    $       0.01    $      (0.12)   $      (1.84)   $      (0.60)
                                                ============    ============    ============    ============    ============
Diluted net income (loss) per share .........   $       0.03    $       0.01    $      (0.12)   $      (1.84)   $      (0.60)
                                                ============    ============    ============    ============    ============
SELECTED BALANCE SHEET DATA:

Working capital (deficit) ...................     (4,903,722)     (6,785,489)     (6,135,666)    (10,774,499)     (2,546,818)

Property, plant and equipment, net ..........      8,819,935       9,897,085       8,449,748       8,462,619       9,388,722

Total assets ................................     13,065,607      14,618,340      13,157,605      13,374,819      25,518,596

Long-term debt, current maturities ..........        739,401       1,619,889       1,373,617       1,314,290       1,475,622

Long-term debt, net of current maturities ...      1,120,241         986,524         986,467         742,400       5,575,622

Shareholders' equity ........................      3,347,619       2,759,511       1,964,122      (4,014,035)     11,821,339



(1) The fiscal 1995 balances include the acquisition of the assets of River Bay Corporation after the acquisition date.

-------------------

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

         Competition in the medical waste industry has been high for several years. The Company competes against companies that have access to greater capital resources. One of those competitors is Stericycle, Inc. which owns 100% of the capital stock of Waste Systems, Inc. (WSI), the Company's majority shareholder. During fiscal year 1999, the medical waste industry became more consolidated. In November 1999, Stericycle, Inc. completed the purchased of the medical waste assets formerly operated by Browning-Ferris Industries, Inc., its largest competitor, from Allied Waste.

         The Company has substantial indebtedness owed to WSI. This indebtedness currently consists of an October, 1998 note in the principal amount of $5,774,165. In 1997 and 1998 through a series of transactions described below, certain additional debt that the Company owed to WSI previously was converted into 7,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") and 750,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"). The Series B Preferred Stock and Series C Preferred Stock have substantially identical terms. (See "--Liquidity and Capital Resources" and Note 12 to the financial statements.)

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998

REVENUES decreased by $887,401, or 4.7%, to $18,121,295 during the fiscal year ended September 30, 1999, from $19,008,696 for the fiscal year ended September 30, 1998. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory.

COST OF SERVICES decreased $1,449,349, or 10.3%, to $12,609,173 during the year ended September 30, 1999, compared to $14,058,522 for fiscal 1998. The decrease is attributable to lower costs at the Company's treatment facilities and a reduction in transportation cost, as well as the sale of certain routes in the Company's Oklahoma territory. Cost of revenues as a percentage of revenues decreased to 69.6% during 1999 from 74.0% during 1998. Gross margin before depreciation and amortization totaled 30.4% of revenue compared to 26% for the fiscal year ended.

DEPRECIATION AND AMORTIZATION expense increased $453,082 or 34.9% to $1,750,702 for fiscal 1999 from $1,297,620 for fiscal 1998. This increase is primarily due to management's decision on September 30, 1998 to revise the useful lives of certain incinerators, bag houses and other treatment technology based upon a review of expected remaining useful lives of these assets. This change in accounting estimate increased depreciation expense by approximately $285,000 for 1999.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased $79,828, or 2.6% to $3,030,843 during the year ended September 30, 1999 from $3,110,671 during the year ended September 30, 1998. The decrease was primarily attributable to the reduction in salaries and other professional fees. Selling, general and administrative, as a percentage of revenue increased to 16.7% in fiscal 1999 from 16.4% in fiscal 1998.

INTEREST EXPENSE increased by $249,696, or 37.7%, to $911,411 during the fiscal year ended September 30, 1999, from $661,715 in fiscal 1998. This increase resulted from increased borrowings to purchase capital equipment and an increase in its interest rate from WSI.

OTHER INCOME AND EXPENSE increased approximately $620,755 or 471% to $752,476 due primarily to the sale of certain of the Company's routes in Oklahoma.

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

COST OF SERVICES decreased $227,312, or 1.6%, to $14,058,522 during the year ended September 30, 1998, compared to $14,285,834 for fiscal 1997. The principal reasons for the decrease were due to the reduction of outside incineration fees and from lowered transportation costs. Cost of services as a percentage of revenues decreased to 74.0% during 1998 from 76.0% during 1997. Gross margin as a percentage of revenues before depreciation and amortization was 26% compared to 24% for the year ended 1997.

DEPRECIATION AND AMORTIZATION expense decreased to $1,297,620 for fiscal 1998 from $1,352,015 for fiscal 1997. The decrease was attributable to the completed depreciation of certain assets during 1997.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $3,110,671 during the year ended September 30, 1998 from $3,080,398 during the year ended September 30, 1997. The increase was primarily attributable to legal fees. Selling, general and administrative as a percentage of revenue remained constant at 16.4%.

INTEREST EXPENSE decreased by $240,514, or 26.7%, to $661,715 during the fiscal year ended September 30, 1998, from $902,229 in fiscal 1997. This decrease resulted from WSI converting $7,750,000 of outstanding indebtedness owed by the Company to WSI into preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its working capital needs, capital expenditures, and acquisitions using internally generated funds as well as borrowings from third parties and advances from WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of the Chem-Clav unit, and the indebtedness incurred in connection with the purchase of rolling stock.

         During fiscal 1999, 1998, and 1997, the Company invested approximately $688,345, $2,789,934, and $1,416,758 respectively, for transportation, machinery and equipment at its treatment and transportation locations, computer equipment and software. The 1998 amount includes approximately $810,000 for the construction of the Chem-Clav unit at the Company's Springhill, Louisiana treatment facility.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, and $1,000,000 for the financing of equipment, of which $633,583 had been utilized at September 30, 1999. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         In June 1995, the Company executed a $6,000,000 revolving promissory note with WSI (the 1995 Note"). The 1995 Note was renegotiated in September 1995, to increase the total borrowings available thereunder to $8,000,000 including interest, with the principal not to exceed $7,400,000. The 1995 Note was due and payable in full on September 30, 1998, at which time the company had outstanding borrowings of $5,004,403.

         During fiscal year 1996, the Company received cash advances from WSI in excess of amounts available under the 1995 Note. As a result, in December 1996, the Company and WSI entered into a $2.7 million Revolving Credit Facility (the "1996 Credit Facility"), with a maturity date of February 28, 1997. The maturity date was subsequently extended to June 30, 1997.

         In June 1997, WSI converted $7,000,000 of debt into 1,000,000 shares of the Company's Series A preferred stock and canceled the 1996 Credit Facility the Company had with WSI and reduced the outstanding indebtedness of the 1995 Note owed to WSI by $4,300,000. During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note into Series C preferred stock. In March 1998, the Company exchanged 1,000,000 shares of Series A preferred stock for 7,000,000 shares of Series B preferred stock.

         On October 1, 1998, WSI and the Company, amended and restated a revolving promissory note which had been extended from its original maturity date in 1997 (the Note). Amounts due under the Note totaled approximately $5,770,000 as of September 30, 1999 including approximately $145,000 of accrued interest. The principal balance of approximately $5,600,000 consisted of approximately $5,004,000 due under the original note, $483,000 of accounts payable to WSI added to the note on October 1, 1998, and approximately $144,000 of accrued and unpaid interest, which was capitalized and added to the principal balance effective January 1, 1999. The Note bears interest at the prime rate, which is currently 8.5%, plus 2.0%. The Company is required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter. The outstanding principal of this note and accrued but unpaid interest was originally due September 30, 1999. As of September 30, 1999, the Company had exercised its option to extend the note to March 31, 2000. Under the Note, 3CI may also extend the maturity to a date not later than September 30, 2000.

         The Company is in the process of obtaining proposals from WSI, as well as, third parties related to the refinancing and extension of the existing note payable. WSI intends to support the Company through the year 2000.

         At September 30, 1999, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $870,443 compared to a negative net working capital of ($1,781,086) and ($1,291,449) at September 30, 1998 and 1997, respectively. This increase in net working capital of $2,651,529 was due to higher cash balances, lower current liabilities and an overall improvement in the Company's financial condition resulting from increased cash flow from operations.

         Net cash provided by operating activities was $1,732,430 during the year ended September 30, 1999, compared to $1,228,643 for the year ended September 30, 1998. This increase reflects an improvement in the Company's income from operations. Net cash provided by operations was $1,228,643 during the year ended September 30, 1998, compared to cash provided by operations of $111,180 during the year ended September 30, 1997. The change primarily reflects the Company's profitability in 1998, which was offset by the decrease in accrued liabilities.

         Net cash provided by investing activities for the year ended September 30, 1999, was $1,545. This increase reflected the proceeds from the sale of certain routes in the Oklahoma territory and the reduction in the level of capital expenditures from the year ended September 30, 1998. Capital expenditures for 1999 were $688,345 compared to capital expenditures of $2,789,934 for 1998. Capital expenditures in fiscal 1999, were primarily for transportation equipment and containers. Capital expenditures for 1998 were $2,789,934, primarily for expansion and improvements of existing treatment facilities, transportation equipment and containers. Capital expenditures in 1997 were $1,416,758.

         Net cash used in financing activities was ($1,497,588) during the year ended September 30, 1999 compared to net cash provided by financing activities of $1,346,630 during the year ended September 30, 1998. The difference is primarily the result of repayment of long term debt and notes payable and reduced borrowings. Net cash provided by financing activities during the year ended September 30, 1998, was $1,346,630 as compared to net cash provided by financing activities of $1,056,705 during the year ended September 30, 1997.

         Earnings before interest, taxes, depreciation and amortization increased by $1,262,561 to $3,233,755 for the year ended September 30, 1999 as compared to $1,971,224 for the same period ended September 30, 1998. This increase consisted principally of the sale of certain routes described above totaling approximately $920,000 and an overall improvement in the operations of the Company.

YEAR 2000 ISSUES

         The Company has modified its information technology for the year 2000 and has converted critical data processing systems. The Company has substantially completed a Year 2000 review at a cost of approximately $50,000, which is reflected in general and administrative expenses for the year ended September 30, 1999. The Company has an established plan to address additional hardware and software issues related to its business. The year 2000 plan comprised a plan for existing hardware and software, and a larger project to upgrade the Company's overall business information systems. The Company has conducted an extensive search for other potential year 2000 issues that could affect its business.

         The Company has developed a contingency plan for certain critical applications. The contingency plans involve, among other actions, manual workarounds, increasing parts and supplies inventories, and adjusting staffing strategies.

         While the Company has developed contingency plans, to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications, fuels) failure, the interruption of customer and other payments to the Company and the failure of equipment or software that could impact customer services despite assurances of third parties. Other potential worst case scenarios include devices and systems failing to operate properly; material and unplanned expenditures to correct unanticipated year 2000 failures, extended payment delays from the Company's payers; or litigation related to any of the above; and costs associated with extended labor intensive contingency plans.

         Additionally, the Company believes that if any material phase or aspect of its year 2000 project is not completed timely; or if certain mission critical suppliers and venders, are not able to deliver goods or services after December 31, 1999; or if its contingency plans do not anticipate and effectively address actually experienced year 2000 related problems or do not effectively address unanticipated year 2000 related problems, then the Company's results of operations and financial condition, as well as its day-to-day business operations and its ability to provide its services could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility with WSI, its majority shareholder, thereby increasing the debt service obligation which could adversely effect the Company's cash flows. The interest rate for the note is variable and tied to the prime rate. An increase or decrease in the prime rate of 1% would have the effect of increasing or decreasing interest expense by approximately $56,000 over 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule listed in
Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 10, 1999, Heard, McElroy & Vestal LLP was dismissed from its role as principal accountants. The decision to engage Ernst & Young, LLP for the audit of the financial statements for the fiscal year ended September 30, 1999 was recommended by the Company's audit committee of Board of Directors primarily in an effort to reduce outside accounting fees and to benefit from Ernst & Young's national reputation.

         In connection with the audits of the years ended September 30, 1998 and 1997, and the subsequent interim period through September 10, 1999, there were no disagreements with Heard, McElroy & Vestal LLP on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of Heard, McElroy & Vestal LLP on the financial statements of 3CI Complete Compliance Corporation as of and for the years ended September 30, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion; however, the 1998 and 1997 financial statements were prepared assuming that the Company would continue as a going concern. The auditors' original reports included an explanatory paragraph that described circumstances that raised substantial doubt about the Company's ability to continue as a going concern.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 29, 1999, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.

NAME                      AGE               POSITION
----                      ---               --------
Jack W. Schuler           59   Chairman of the Board

Charles D. Crochet        41   President and Director

Curtis W. Crane           40   Chief Financial Officer, Secretary and Treasurer

Mark C. Miller            43   Director

Frank J.M. ten Brink      43   Director

David J. Schoonmaker      55   Director

Anthony J. Tomasello      53   Director

Robert M. Waller          55   Director

         There are no arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Messrs. Jack Schuler, Mark Miller, Frank J.M. ten Brink and Anthony Tomasello are senior officers of Stericycle, which beneficially owns 55.5% of the outstanding shares of the Common Stock and 100% of the preferred stock of the Company.

         The following is a summary of the business background and experience of each of the persons named above:

JACK W. SCHULER has served as a Director of the Company since October 1998. Mr. Schuler has served as Chairman of the Board of Directors of Stericycle, Inc. since January 1990. From January 1987 to August 1989, Mr. Schuler served as President and Chief Operating Officer of Abbott Laboratories, a diversified health care company, where he served as a director from April 1985 to August 1989. Mr. Schuler serves as a director of Chiron Corporation, Medtronic, Inc. and Ventana Medical Systems, Inc. He is a co-founder of Crabtree Partners LLC, a private investment firm in Lake Forest, Illinois, which was formed in June 1995. Mr. Schuler received a B.S. degree in mechanical engineering from Tufts University and a M.B.A. degree from the Stanford University Graduate School of Business Administration.

CHARLES D. CROCHET has served as President and a Director of the Company since February 1994. Mr. Crochet founded and served as President of a predecessor of the Company and has worked in the medical waste business since 1988. Prior to 1988, Mr. Crochet was employed for over ten years in senior positions with two public, national companies engaged in the business of hazardous waste management. Mr. Crochet received a B.S./B.A. degree in business management from University of Louisiana, at Lafayette.

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

ANTHONY J. TOMASELLO has served as a Director since October 1998. Mr. Tomasello has served as Stericycle's Executive Vice President and Chief Technical Officer since January 1999 and previously had served as Vice President, Operations, since August 1990. For eight years prior to joining Stericycle, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. Mr. Tomasello received a B.S. degree in mechanical engineering from the University of Pittsburgh.

DAVID J. SCHOONMAKER has served as a Director since February 1998. Mr. Schoonmaker has served as President and Chief Executive Officer of RxThermal, Inc., a company that permits, designs, builds, and operates medical waste treatment facilities, since 1989. Mr. Schoonmaker has also been President of BMWNC, Inc. a commercial incinerator of medical waste, since 1995. Mr. Schoonmaker received a B.S. degree in chemistry from the University of California and an M.B.A. from California State College.

ROBERT M. WALLER has served as a Director since April 1999. Mr. Waller has served as President of RMW Logistics, since 1994. From 1992 until 1994 Mr. Waller served as Chief Operating Officer of DSC Logistics. Mr. Waller received a B.S. degree in business administration from Northwestern University and a M.B.A from Lake Forest Graduate School of Management.

DIRECTOR COMPENSATION

         During the fiscal year ended September 30, 1999, Directors who are officers or employees of the Company or associated with WSI received no additional compensation for their services as members of the Board of Directors. Directors who are not such officers or employees currently receive $2,000 for each meeting attended in person, $500 for each telephonic meeting, and $500 for each committee meeting of the Board of Directors and were awarded options to purchase shares of Common Stock.

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


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the President for the fiscal years ended September 30, 1997, September 30, 1998 and September 30, 1999. No other named executive officer received bonus and salary, which exceeded $100,000 in 1997, 1998 and 1999.


                                                                            LONG TERM
                                                                        COMPENSATION AWARDS
                                                                        -------------------
                                                  ANNUAL COMPENSATION       SECURITIES
                                                  -------------------       UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR           SALARY           OPTIONS/SARS(#)
---------------------------               ----           ------           ---------------
Charles D. Crochet, President             1999           $160,000                --

                                          1998           $160,000           180,000 (1)
                                                                             84,000 (2)
                                          1997           $145,000

---------------

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

1999 STOCK OPTION GRANTS

         The following table provides certain information regarding stock options granted to the Company's Chief Financial Officer and its independent directors during the fiscal year ended September 30, 1999, including the potential realizable value over the term of the options (i.e., the period from the date of grant to the date of expiration) based upon assumed rates of stock appreciation of 5% and 10%, compound annually. These amounts do not represent the Company's estimate of future appreciation of the price of its Common Stock. The Company did not grant stock options to any other named executive officer during the fiscal year ended September 30, 1999.

                                 NUMBER OF    % OF TOTAL     EXERCISE     MARKET   EXPIRATION  POTENTIAL REALIZABLE VALUE AT ASSUMED
                                 SECURITIES     OPTIONS     PRICE PER    PRICE OF     DATE        ANNUAL RATES OF STOCK PRICE
                                 UNDERLYING    GRANTED TO     SHARE      STOCK AT  ----------           APPRECIATION FOR
                                  OPTIONS     EMPLOYEES IN  ---------     TIME OF                        OPTION TERM(2)
                                 ----------      FISCAL                  ISSUANCE              -------------------------------------
                                                YEAR(1)                  --------
NAME                                          ------------
----
                                                                                                     5%         10%          0%
                                                                                                  --------    --------    --------
Curtis W. Crane(3)                90,000(3)        41.9%        $ 1.00       0.594     4/27/09    $ 56,610    $143,437    $   1.00

David J. Schoonmaker(4)           75,000(4)        34.9%        $0.594       0.594     4/27/09    $ 29,920    $112,459    $  0.594


Robert M. Waller(5)               50,000(4)        23.2%        $0.594       0.594     4/27/09    $ 18,700    $ 70,300    $  0.594


----------------

(1) The percentage shown in the table reflects options for a total of 215,000 shares of Common Stock granted to employees during the fiscal year ended September 30, 1999. All of these options were granted under the Company's 1992 Option Plan.

(2) The potential realizable value was calculated on the basis of the term of each option on its grant date, assuming that the fair market value of the underlying stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(3) The options vest in three annual installments of 30,000 shares each on April 27, 2000, 2001 and 2001.

(4) The Company issued 25,000 stock options, which were immediately vested and another 50,000 options, which will vest 100% on April 27, 2000.

(5) The Company issued 50,000 options that will vest 100% on April 27, 2000.

1999 OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the named executives during the fiscal year ended September 30, 1999. No executives exercised any Common Stock options during fiscal 1999.

NAME                              NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
----                                 OPTIONS/SARS AT                               OPTIONS AT
                                   FISCAL YEAR-YEAR (#)                      FISCAL YEAR-YEAR (#)(1)
                              --------------------------------          ---------------------------------
                              Exercisable        Unexercisable          Exercisable         Unexercisable
                              -----------        -------------          -----------         -------------
Charles D. Crochet              144,000             120,000                    --                  --

----------------

(1) The exercise price per share exceeded the closing price of a share of Common Stock on September 30, 1999, and accordingly, none of Mr. Crochet's stock options were in the money at fiscal year end.

EMPLOYMENT AGREEMENTS

         Charles D. Crochet serves as the Company's President pursuant to an employment agreement that commenced on June 1, 1998 and expires May 31, 2001. The Board of Directors established Mr. Crochet's salary at $160,000 during the term of the agreement. Adjustments are to be made annually to reflect any increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers as published by the United States Department of Labor, Bureau of Labor Statistics; provided however, that should there be a decline in the index in any year of the term of the agreement, there shall be no downward adjustment of the base salary. As an additional incentive to Mr. Crochet under the new employment agreement, Mr. Crochet is eligible for an annual bonus ranging from 5% to 15% based on the Company's earnings before interest, taxes, depreciation and net operating profit exceeding specified levels.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year 1999, the following persons served on the Board of Directors and participated in the deliberations concerning executive officer compensation: Anthony J. Tomasello, David Schoonmaker and Robert Waller.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, to the best of the Company's' knowledge, as of December 31, 1999, regarding the beneficial ownership (as defined by Rule 13d-3 of the Securities Exchange Act of 1934) of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all Directors and executive officers of the Company as a group. Unless otherwise noted, each person has sole voting power and sole investment power with respect to shares owned.


      NAME AND ADDRESS OF                                  AMOUNT AND NATURE OF
      BENEFICIAL OWNER                                     BENEFICIAL OWNERSHIP          PERCENT OF CLASS
      -----------------                                    --------------------          ----------------
      Waste Systems, Inc.(1) .........................           12,854,448                     75.8%
      910 Pierremont, Suite 312
      Shreveport, Louisiana 71106

      American Medical Technologies, Inc.(2) .........              925,828                     10.1%
      5847 San Felipe, Suite 900
      Houston, Texas 77057

      Jim Shepherd (3) ...............................              490,189                      5.3%
      Route 3, Box 264
      Bismarck, AR 71929

      Jack W. Schuler ................................                   --                       --

      Charles D. Crochet(4) ..........................              179,653                      1.9%

      Mark C. Miller .................................                   --                       --

      Frank J.M. ten Brink ...........................                   --                       --

      David Schoonmaker ..............................               47,000                      0.5%

      Anthony Tomasello ..............................                   --                       --

      Curtis W. Crane ................................                1,200                      .01%

      Robert M. Waller ...............................                   --                       --
      All Directors and executive officers as a                     224,359                      2.4%
      group (7 persons)

----------

(1) A Schedule 13D dated October 14, 1998 reflects that WSI is the beneficial owner of 5,104,448 shares of Common Stock. Such Schedule 13D reflects that WSI is owned 100% by Stericycle, Inc. Includes the conversion of 7,750,000 shares of preferred stock owned by WSI into 7,750,000 shares of Common Stock.

(2)      Includes the exercise of 260,272 warrants that expire April 2000.

(4) Includes shares issued in the acquisition of the Med-Waste assets and settlement of a lawsuit.

(5) Includes 10,172 shares held in the name of Mr. Crochet's son. Also included are 114,000 stock options and 15,237 warrants that expire in April 2000.

(6)      Includes 30,000 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 18, 1998, WSI and the Company, entered into a Loan Agreement and Note Amendment (the "New Loan") whereby WSI loaned $750,000 to 3CI. The New Loan bore interest at Prime Rate, which was 7.75%, plus 3.0%. The outstanding principal balance of the New Loan was due and payable on September 30, 1999. This note was repaid in full as of September 30, 1999.

         On September 30, 1998, Stericycle acquired 100% of the common stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the Company's Common Stock and 100% of the Company's outstanding preferred stock, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock.

         On October 1, 1998, WSI and the Company entered into the Amended and Restated promissory Note (the Note). The Note was in the principal amount of approximately $5,488,000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview."

         During 1999, the Company made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms Company during fiscal year ended September 30, 1999 totaled $70,000.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, and $1,000,000 for the financing of equipment, of which $633,583 had been utilized at September 30, 1999. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         1. Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 1999, the year ended September 30, 1998 and the year ended September 30, 1997, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2. Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 1999, the year ended September 30, 1998, and the year ended September 30, 1997, required by Item 8 of Form 10-K, is annexed to this report as a separate section.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999:

         The Company filed a Form 8-K in August 1999 to report the dismissal of the Company's independent auditors Heard, McElroy & Vestal LLP and the appointment of Ernst & Young LLP as the Company's independent public auditors.

(c) EXHIBITS - THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.


                                    EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
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

3.4               Bylaws, effective May 14, 1995 (incorporated by reference to
                  Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1995).
3.5               Amendment of Bylaws effective October 1, 1998.
3.6.              Certificate of Designations of 3CI's Series A Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.6 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
3.7.              Certificate of Designations of 3CI's Series B Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.7 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
3.8.              Certificate of Designations of 3CI's Series C Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.8 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
4.1.              Warrant dated September 11, 1998, issued to Klein Bank as
                  escrow agent with respect to 11,061 shares of Common Stock.
4.2.              Escrow Agreement dated March 6, 1998 between 3CI and Klein
                  Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.1              First Amendment to Escrow Agreement dated as of April 22,
                  1998, between 3CI and Klein Bank.
10.2              Amended and Restated Secured Promissory Note dated October 1,
                  1998, in the principal amount of $5,487,307.13 between 3CI and
                  Waste Systems, Inc.
10.3              Loan Agreement and Note Amendment dated December 18, 1998, by
                  3CI and Waste Systems, Inc.
10.4              1992 Stock Option Plan of 3CI (incorporated by reference to
                  Exhibit 10(m) of 3CI's registration statement on Form S-1 (No.
                  33-45632) effective April 14, 1992).
10.5              Settlement Agreement dated January 1996 between James
                  Shepherd, Michael Shepherd and Richard T. McElhannon as
                  Releassors, and the Company, George Rethmann, Dr. Herrmann
                  Niehues, Jurgen Thomas, Charles Crochet and Waste Systems,
                  Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).
10.6              Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit
                  10.12 of 3CI's registration statement on Form S-1 (No.
                  333-48499), filed March 24, 1998).
10.7              Stock Purchase and Note Modification Agreement between 3CI and
                  Waste Systems, Inc. dated as of February 19, 1998
                  (incorporated by reference to Exhibit 10.13 of 3CI's
                  registration statement on Form S-1 (No. 333-48499), filed
                  March 24, 1998).
10.8              Employment Agreement dated May 30, 1998, between 3CI and
                  Charles D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.9              Agreement dated September 30, 1998 among 3CI, Waste Systems,
                  Inc. and Stericycle, Inc. regarding Section 203 of the
                  Delaware General Corporation Law. (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January
                  12, 1999.)
10.10             Form of Indemnification Agreement dated August 26, 1998
                  entered into between 3CI and Valerie Banner, David
                  Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook
                  and Dr. Clemens Pues. (incorporated by reference to Exhibit
                  10.15 of 3CI's report on Form 10-K filed January 12, 1999.)
10.11*            Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller
10.12*            LaSalle National Leasing master lease agreement dated June 18,
                  1999 between LaSalle National Leasing as lessor and the
                  Company as lessee.
27.1*             Financial Data Schedule

-------------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             3CI COMPLETE COMPLIANCE CORPORATION
                              (Company)


January 12, 2000               /s/ Charles D. Crochet
                               ----------------------
                               Charles D. Crochet
                               President (Principal Executive Officer)

January 12, 2000               /s/ Curtis W. Crane
                               -------------------
                               Curtis W. Crane
                               Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial Officer and Principal
                               Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                           DATE
---------                                            -----                           ----

/s/ Charles D. Crochet                               President and Director          January 12, 2000
------------------------
Charles D. Crochet

/s/ Curtis W. Crane                                  Chief Financial Officer         January 12, 2000
------------------------                             Secretary and Treasurer
Curtis W. Crane

/s/ Jack W. Schuler                                  Chairman and Director           January 12, 2000
------------------------
Jack W. Schuler

/s/ Mark C. Miller                                   Director                        January 12, 2000
------------------------
Mark C. Miller

/s/ Frank J.M. ten Brink
------------------------
Frank J.M. ten Brink                                 Director                        January 12, 2000

/s/ Anthony J. Tomasello
------------------------
Anthony J. Tomasello                                 Director                        January 12, 2000

/s/ David J. Schoonmaker
------------------------
David J. Schoonmaker                                 Director                        January 12, 2000

/s/ Robert M. Waller
------------------------
Robert M. Waller                                     Director                        January 12, 2000

INDEX TO FINANCIAL STATEMENTS


                                                                                               PAGE
---------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS OF 3CI COMPLETE COMPLIANCE CORPORATION

      Reports of Independent Auditors                                                          29

      Balance Sheets -- September 30, 1999 and 1998                                            30

      Statements of Operations for the years ended September 30, 1999,                         31
            1998 and 1997

      Statements of Shareholders' Equity for the years ended
            September 30, 1999, 1998 and 1997                                                  32

      Statements of Cash Flows for the years ended September 30, 1999
            1998 and 1997                                                                      33

      Notes to Financial Statements                                                            34

FINANCIAL STATEMENT SCHEDULE

      The following schedule is filed as part of this Annual Report on Form
10-K.

      Schedule II Valuation and Qualifying Accounts                                            45


        All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying balance sheet of 3CI Complete Compliance Corporation as of September 30, 1999 and the related statement of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3CI Complete Compliance Corporation as of September 30, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                ERNST & YOUNG LLP


Chicago, Illinois
November 17, 1999

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying balance sheet of 3CI Complete Compliance Corporation as of September 30, 1998 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended September 30, 1998 and 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3CI Complete Compliance Corporation as of September 30, 1998 and the results of its operations and cash flows for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.

In our report dated January 11, 1999, we expressed an unqualified opinion on the subject financial statements and included an explanatory paragraph enumerating conditions that raised substantial doubt about the company's ability to continue as a going concern. As explained in Note 1, because of events occurring during the year ended September 30, 1999, the explanatory paragraph is no longer considered necessary.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                          HEARD, McELROY & VESTAL, LLP


Shreveport, Louisiana
January 11, 1999, except for Note 1,
   as to which the date is November 17, 1999

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS




                                                                                               SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                           1999             1998
                                                                                       ------------     ------------
                                      ASSETS

Current Assets:
   Cash and cash equivalents                                                           $    236,387     $         --
   Accounts receivable, net allowances of $308,489 and $573,937
     at September 30, 1999 and 1998, respectively                                         2,861,963        3,252,673
   Inventory                                                                                 91,460           96,771
   Prepaid expenses                                                                         330,193          438,036
   Other current assets                                                                     174,022          299,336
                                                                                       ------------     ------------
       Total current assets                                                               3,694,025        4,086,816
                                                                                       ------------     ------------

Property, plant and equipment, at cost                                                   14,141,354       13,780,158
      Accumulated depreciation                                                           (5,321,419)      (3,883,073)
                                                                                       ------------     ------------
         Net property, plant and equipment                                                8,819,935        9,897,085
                                                                                       ------------     ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $140,988 and $99,988 at September 30, 1999 and 1998 respectively                           416,243          337,243

Other intangible assets, net of accumulated amortization of $298,209 and
      $223,656 at September 30, 1999 and 1998, respectively                                  74,552          149,104
Other assets                                                                                 60,852          148,092
                                                                                       ------------     ------------
       Total assets                                                                    $ 13,065,607     $ 14,618,340
                                                                                       ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank overdrafts                                                                     $         --     $    666,834
   Notes payable                                                                            120,484          352,388
   Current portion of long-term debt, unaffiliated lenders                                  739,401        1,619,889
   Accounts payable                                                                       1,056,963        1,646,751
   Accounts payable, affiliated companies                                                     2,125          483,406
   Accrued liabilities                                                                      904,609        1,098,634
   Note payable majority shareholder                                                      5,774,165        5,004,403
                                                                                       ------------     ------------
        Total current liabilities                                                         8,597,747       10,872,305
                                                                                       ------------     ------------

Long-term debt unaffiliated lenders, net of current portion                               1,120,241          986,524

                                                                                       ------------     ------------
        Total liabilities                                                                 9,717,988       11,858,829
                                                                                       ------------     ------------


Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 at September 30, 1999 and 1998, respectively          77,500           77,500
   Additional Paid-in capital - preferred stock                                           7,672,500        7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 and 9,232,825 at
     September 30, 1999 and 1998, respectively                                               92,329           92,329
   Less cost of treasury stock 34,500 shares and 28,500 shares at
     September 30, 1999 and 1998, respectively                                              (51,595)         (44,516)
   Additional Paid-in capital - common stock                                             20,283,324       20,259,779
   Accumulated deficit                                                                  (24,726,439)     (25,298,081)
                                                                                       ------------     ------------
        Total Shareholders' equity                                                        3,347,619        2,759,511
                                                                                       ------------     ------------
        Total liabilities and shareholders' equity                                     $ 13,065,607     $ 14,618,340
                                                                                       ============     ============




The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION





                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------
                                                          1999             1998             1997
                                                      ------------     ------------     ------------

Revenues                                              $ 18,121,295     $ 19,008,696     $ 18,789,749
Expenses:
     Cost of services                                   12,609,173       14,058,522       14,285,834
     Depreciation and amortization                       1,750,702        1,297,620        1,352,015
     Selling, general and administrative                 3,030,843        3,110,671        3,080,398
                                                      ------------     ------------     ------------
     Income from operations                                730,577          541,883           71,502

Other income (expense):
     Interest expense                                     (911,411)        (661,715)        (902,229)
     Other income (expense)                                752,476          131,721         (257,461)
                                                      ------------     ------------     ------------
Income (loss) before income taxes                          571,642           11,889       (1,088,188)

Income taxes                                                    --               --               --
                                                      ------------     ------------     ------------

Net income (loss)                                     $    571,642     $     11,889     $ (1,088,188)
                                                      ============     ============     ============

Basic earnings per share:
     Basic net income (loss) per share                $       0.06     $       0.01     $      (0.12)
                                                      ============     ============     ============

Diluted earnings per share:
     Diluted net income (loss) per share              $       0.03     $       0.01     $      (0.12)
                                                      ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                             PREFERRED                         ADDITIONAL         COMMON
                                                               SHARES         PREFERRED         PAID-IN           SHARES
                                                               ISSUED           STOCK           CAPITAL           ISSUED
                                                            ------------     ------------     ------------     ------------
Balance at September 30, 1996                                         --               --               --        9,900,311

Conversion of WSI debt and accrued interest to Series A        1,000,000        7,000,000

Issuance of Grafton lawsuit settlement shares                                                           --          120,000

Remove put option shares from equity                                                                    --         (865,500)

Net loss
                                                            ------------     ------------     ------------     ------------
Balance at September 30, 1997                                  1,000,000     $  7,000,000               --        9,154,811


Conversion of Series A to Series B preferred stock            (1,000,000)    $ (7,000,000)

Issuance of Series B for Series A preferred stock              7,000,000     $     70,000     $  6,930,000

Conversion of WSI debt and accrued interest to Series C          750,000     $      7,500     $    742,500

Issuance of minority lawsuit settlement shares                                                                       78,014

Purchase of treasury stock                                                                                          (28,500)

Net income
                                                            ------------     ------------     ------------     ------------
Balance at September 30, 1998                                  7,750,000     $     77,500     $  7,672,500        9,204,325

Purchase of treasury stock                                                                                           (6,000)

Issuance of common stock for exercise of options

Net income
                                                            ------------     ------------     ------------     ------------
Balance at September 30, 1999                                  7,750,000     $     77,500     $  7,672,500        9,198,325
                                                            ============     ============     ============     ============

                                                                          ADDITIONAL                                      TOTAL
                                                             COMMON        PAID-IN      ACCUMULATED     TREASURY      SHAREHOLDERS'
                                                              STOCK        CAPITAL        DEFICIT         STOCK     EQUITY (DEFICIT)
                                                          ------------   ------------   ------------   -----------  ----------------
Balance at September 30, 1996                                   99,004     20,108,743    (24,221,782)           --     (4,014,035)

Conversion of WSI debt and accrued interest to Series A                                                                 7,000,000

Issuance of Grafton lawsuit settlement shares                    1,200         73,800                                      75,000

Remove put option shares from equity                            (8,655)                                                    (8,655)

Net loss                                                                                  (1,088,188)                  (1,088,188)
                                                          ------------   ------------   ------------   -----------   ------------
Balance at September 30, 1997                             $     91,549   $ 20,182,543   $(25,309,970)            0   $  1,964,122


Conversion of Series A to Series B preferred stock                                                                     (7,000,000)

Issuance of Series B for Series A preferred stock                                                                       7,000,000

Conversion of WSI debt and accrued interest to Series C                                                                   750,000

Issuance of minority lawsuit settlement shares                     780         77,236                                      78,016

Purchase of treasury stock                                                                                 (44,516)       (44,516)

Net income                                                                                    11,889                       11,889
                                                          ------------   ------------   ------------   -----------   ------------
Balance at September 30, 1998                             $     92,329   $ 20,259,779   $(25,298,081)  $   (44,516)  $  2,759,511

Purchase of treasury stock                                                                                  (7,079)        (7,079)

Issuance of common stock for exercise of options                               23,545                                      23,545

Net income                                                                                   571,642                      571,642
                                                          ------------   ------------   ------------   -----------   ------------
Balance at September 30, 1999                             $     92,329   $ 20,283,324   $(24,726,439)  $   (51,595)  $  3,347,619
                                                          ============   ============   ============   ===========   ============


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS



                                                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                    ----------------------------------------------
                                                                                        1999             1998             1997
                                                                                    ------------     ------------     ------------

Cash flow from operating activities:
   Net income (loss)                                                                $    571,642     $     11,889     $ (1,088,188)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Gain on disposal of fixed and intangible assets                                   (842,711)              --          (24,078)
      Depreciation and amortization                                                    1,750,702        1,297,620        1,352,015
      Compensation expense related to stock options                                       23,545
            (Increase) decrease in restricted cash                                            --               --          130,000
            (Increase) decrease in accounts receivable, net                              390,710          306,418          194,330
            (Increase) decrease in inventory                                               5,311          (24,885)         (12,841)
            (Increase) decrease in prepaid expenses                                      107,844         (296,999)        (207,384)
            (Increase) decrease in other current assets                                  212,553          (90,000)             685
            Increase (decrease) in accounts payable                                     (589,788)         611,827         (831,299)
            Increase (decrease) in accounts payable, affiliated companies                133,481           92,250           72,000
            Increase (decrease) in accrued liabilities                                   (30,859)        (679,477)         525,940
                                                                                    ------------     ------------     ------------
                          Total adjustments to net income (loss)                       1,160,788        1,216,754        1,199,368
                                                                                    ------------     ------------     ------------
                          Net cash provided by (used in) operating activities          1,732,430        1,228,643          111,180
                                                                                    ------------     ------------     ------------


Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                689,890          214,661          248,873
      Purchase of property, plant and equipment                                         (688,345)      (2,789,934)      (1,416,758)
                                                                                    ------------     ------------     ------------
                          Net cash provided by (used in) investing activities              1,545       (2,575,273)      (1,167,885)
                                                                                    ------------     ------------     ------------


Cash flow from financing activities:
      Increase (decrease) in bank overdrafts                                            (666,834)         509,954          122,498
      Proceeds from issuance of notes payable                                            918,533        1,094,266        1,018,404
      Principal reduction of notes payable                                            (1,150,437)        (959,403)      (1,012,807)
      Purchase of treasury stock                                                          (7,079)         (44,516)              --
      Reduction of put option                                                                 --               --         (861,421)
      Proceeds from issuance of long-term debt, unaffiliated lenders                     342,572        1,723,331          931,006
      Reduction of long-term debt, unaffiliated lenders                               (1,089,344)      (1,477,002)      (1,443,975)
      Proceeds from issuance of note payable to majority shareholders                    750,000          500,000        2,303,000
      Reduction of note payable to majority shareholders                                (595,000)              --               --
                                                                                    ------------     ------------     ------------
                          Net cash (used in) provided by financing activities         (1,497,589)       1,346,630        1,056,705
                                                                                    ------------     ------------     ------------

Net increase in cash and cash equivalents                                                236,386               --               --
                                                                                    ------------     ------------     ------------

Cash and cash equivalents, beginning of period                                                --               --               --
                                                                                    ------------     ------------     ------------

Cash and cash equivalents, end of period                                            $    236,386     $         --     $         --
                                                                                    ============     ============     ============


Supplemental Disclosures:

     Cash paid for interest                                                         $    767,442     $    251,129     $    203,980

     Non-Cash Activities:
      Conversion of shareholder debt and accrued interest                                     --     $    750,000     $  7,000,000
      Common stock issued for lawsuit settlement                                              --     $     78,014     $     75,000
      Right of first refusal exchanged for reduction in
       notes payable to majority shareholder                                        $    155,000               --               --


The accompanying notes are an integral part of these financial statements.

                        3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  DESCRIPTION OF BUSINESS

ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation, treatment and disposal of biomedical waste in the south and southeastern United States.

         Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company.

BUSINESS CONDITIONS

         The Company consistently suffered losses for several of the past fiscal years, but beginning in fiscal year ended September 30, 1998, the Company has reported income and has positive cash flows from operations. As of September 30, 1998, the Company had a working capital deficit of $6,785,489 and a positive shareholders equity of $2,759,511.

         The Company has historically relied on Waste Systems, Inc. ("WSI"), the Company's majority stockholder, for funding, and such support was again necessary in fiscal 1998. During the fiscal years ended September 30, 1998 and 1997 WSI made cash advances to the Company of $500,000, $2,303,000. As more fully described in Note 7, the 1995 Note was amended and restated on October 1, 1998.

         As more fully described in Note 7, on December 18, 1998, the Company completed a Loan Agreement and Note Amendment whereby WSI loaned the Company $750,000. Such note was due on September 30, 1999. The note was repaid as of September 30, 1999.

         As of September 30, 1998, WSI was under no obligation to provide additional advances. During 1998, the Company had discussions with third party lenders to obtain alternative sources of financing apart from WSI. In the event the Company and WSI did not come to a resolution on the possible additional restructuring and/or extensions on the above notes and the Company was unable to obtain alternative financing, there could be no assurance that the Company would be able to meet its obligations as they became due or realize the recorded value of its assets and would likely have been forced to seek bankruptcy protection.

         The nature and level of competition in this industry was at a high level for several years. This condition resulted in pressure on profit margins. The Company competes against companies which may have access to greater capital resources. In order to compete in this industry on a long-term basis and fully realize its business strategy, the Company required additional and continued financing and other assistance from its current shareholders and if available, from outside sources. There was no assurance that adequate funds for these purposes would be available when needed or, if available, on terms acceptable to the Company.

         During 1999 the Company addressed the issues related to the concerns expressed in the preceding paragraphs. As described in note 3 below, the Company reorganized its operations by selling certain less profitable customer routes in its Oklahoma territory in January 1999. This created a one-time increase in liquidity and contributed to an improvement in the overall profit margin of the Company. In addition, this reduction in the waste stream and the completion of the Chem-Clav unit at its Springhill, Louisiana plant, allowed the Company to restructure its use of available treatment capacity which reduced outside treatment cost. Also during 1999, the Company was able to benefit from its relationship with its majority shareholder to obtain more favorable rates for property and liability and workers compensation insurance. These steps led to an improved cash flow from operations which allowed the Company to fund its operations and to repay principal and interest to its majority shareholder (see Note 7).

         The Company is in the process of obtaining proposals from WSI as well as third parties related to the refinancing and extension of the existing note payable. WSI intends to support the Company through the year 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

         Inventories, consisting of containers and supplies, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation and amortization, which includes the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized; expenditures for repairs and maintenance are charged to expense as incurred.


INTANGIBLE ASSETS

         Intangible assets are amortized on a straight-line method as follows:

                  Excess of cost over net assets acquired (goodwill)   17.5 - 40 years
                  Permits                                                 5 -  7 years
                  Customer lists                                          5 - 10 years

         Amortization expense charged to operations for the years ended September 30, 1999, 1998 and 1997 was $115,552, $99,552 and $99,552,
respectively. The Company continually evaluates the value and future benefits of its intangible assets. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended September 30, 1999, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

REVENUE RECOGNITION

         The Company recognizes revenue when the treatment of the regulated medical waste is completed on-site or the waste is shipped off-site for processing and disposal. For waste shipped off-site, all costs are recognized at time of shipment.

INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FINANCIAL INSTRUMENTS

         The Company's primary financial instruments are accounts receivable, notes payable, accounts payable, and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Credit risk is minimized as a result of the large size of the Company's customer base. No single customer represents greater than 5% of total accounts receivable. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit losses. These losses, when incurred, have been within the range of management's expectations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from the estimates that were used.

STOCK COMPENSATION

         As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options as set forth in Accounting Principals Board No. 25, Accounting for Stock Issued to Employees (APB 25).

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the current year financial statements.

NOTE 3 - DIVESTITURES

         In January 1999, the Company sold a portion of its Oklahoma customer routes and a waste transfer permit for a Tulsa, Oklahoma location to a competitor. The Company received total consideration of $920,000 consisting primarily of cash, as well as a note receivable and certain customer routes of the competitor located in Texas. In addition, the Company was granted a right of first refusal to purchase all or substantially all of the assets of the competitor which right was then conveyed to its majority shareholder in exchange for $155,000 in forgiveness of debt. The Company recognized a gain on this transaction of $910,954, which is included in the 1999 Statement of Operations as other income (expense).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at September
30:

                                          1999            1998         USEFUL LIFE
                                      ------------    ------------     -----------

Land                                  $    584,940    $    590,600
Buildings and improvements               1,840,610       1,835,973      3-40 years
Transportation equipment                 4,904,477       4,701,763      5-10 years
Machinery and equipment                  6,464,585       6,336,221      5-20 years
Furniture and fixtures                     346,742         315,601      3-10 years
                                      ------------    ------------
                                      $ 14,141,354    $ 13,780,158
                                      ============    ============

         Depreciation expense charged to operations was $1,635,150, $1,198,068, and $1,252,463 for the years ending September 30, 1999, 1998, and 1997, respectively. On October 1, 1998 the Company changed the depreciable lives of certain assets based upon a review of the expected remaining useful lives of these assets. The effect of these changes in estimates resulted in the decrease of 1999 operating income and net income of approximately $285,000 ($.02 per share). Substantially all of the Company's property, plant and equipment has been pledged as collateral against certain of the Company's liabilities.

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of net income (loss) per common share:

                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Numerator:
     Net income (loss)                                    $    571,642    $     11,889    $ (1,088,188)
                                                          ============    ============    ============
Denominator for basic earnings per share--weighted
   Average shares                                            9,197,728       9,160,034       9,064,071
Effect of dilutive securities:
    Preferred shares                                         7,750,000       7,750,000              --
                                                          ------------    ------------    ------------
Denominator for diluted earnings per share                  16,947,728      16,910,034       9,064,071
                                                          ============    ============    ============
Basic net income (loss) per share                         $       0.06    $       0.01    $       (.12)
                                                          ------------    ------------    ------------
Diluted net income (loss) per common share                $       0.03    $       0.01    $       (.12)
                                                          ------------    ------------    ------------

         For additional information regarding outstanding employee stock options and outstanding warrants, see note 10.

         Preferred stock, stock options and warrants, to purchase shares of common stock outstanding during 1997, were not included in the computation of diluted earnings per share in these years because the Company had a net loss in 1997 and the effect would be antidilutive. In 1999 and 1998, stock options and warrants were not included because they were antidilutive, as the exercise prices ranging from $3.00 to $1.50 were greater than the average price of the common stock.

NOTE 6 - NOTES PAYABLE

         Notes payable consists of the following at September 30:

                                                                                   1999                 1998
                                                                                   ----                 ----
Notes payable to an insurance company, due in monthly and
quarterly installments including interest of 5.9% to 9% through
February 2000, unsecured                                                         $120,484             $352,388
                                                                                 ========             ========


NOTE 7 - LONG TERM DEBT

         Long-term debt - unaffiliated lenders consists of the following at September 30:


                                                                                   1999                 1998
                                                                                   ----                 ----
Notes payable for purchased vehicles and equipment
held as collateral, due in monthly installments,
including  interest,  at rates ranging from 8% to 18.0%,  maturing
through 2004                                                                     $1,226,059           $1,686,082

Notes payable to River Bay Corporation due in monthly
payments with interest of 8.75% through December 1998,
secured by accounts receivables, equipment, and common stock                           --           219,334
Obligations under capital leases                                                    633,583         701,000
                                                                                -----------     -----------
Total debt                                                                        1,859,642       2,606,416
Less-current portion                                                               (739,401)     (1,619,889)
                                                                                -----------     -----------
Long-term portion                                                               $ 1,120,241     $   986,524
                                                                                ===========     ===========

         Note payable to majority shareholder consists of the following at September 30:


                                                                                    1999            1998
                                                                                    ----            ----

Revolving note payable to WSI, bearing interest at the prime rate plus 2.0%, due March 31, 2000 with interest payable quarterly
beginning in January 1999                                                       $ 5,774,165     $ 5,004,403
                                                                                ===========     ===========


         On October 1, 1998, WSI and the Company, amended and restated a revolving promissory note which had been extended from its original maturity date in 1997 (the Note). Amounts due under the Note totaled approximately $5,774,000 as of September 30, 1999 including approximately $143,000 of accrued interest. The principal balance of approximately $5,631,000 consisted of approximately $5,004,000 due under the original note, $483,000 of accounts payable to WSI added to the note on October 1, 1998, and approximately $144,000 of accrued and unpaid interest, which was capitalized and added to the principal balance effective January 1, 1999. The Note bears interest at the prime rate, which is currently 8.5%, plus 2.0%. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter. The outstanding principal of this note and accrued but unpaid interest was originally due September 30, 1999. As of September 30, 1999, the Company had exercised its option to extend the note to March 31, 2000. Under the Note, 3CI may also extend the maturity to a date not later than September 30, 2000. The Company is required to maintain a minimum level of net worth and comply with certain performance related covenants.

         The Company is in the process of obtaining proposals from WSI, as well as, third parties related to the refinancing and extension of the existing note payable. WSI intends to support the Company through the year 2000.

         On December 18, 1998, WSI and the Company entered into a Loan Agreement and Note Amendment (the "New Loan") whereby WSI loaned $750,000 to 3CI. The New Loan bore interest at Prime Rate, which was 7.75% plus 3.0%. The outstanding principal balance of the New Loan was due and payable on September 30, 1999. This note was repaid in full as of September 30, 1999.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, and $1,000,000 for the financing of equipment, of which $633,583 had been utilized at September 30, 1999. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         Payments due on long-term debt, during each of the five years subsequent to September 30, 1999 are as follows:


            2000 .......................................    $6,521,723
            2001 .......................................       419,745
            2002 .......................................       359,036
            2003 .......................................       209,620
            2004 .......................................       123,683
                                                            ----------
                                                            $7,633,807

         Total interest expense was $911,411, $661,715 and $902,229 for the years ended September 30, 1999, 1998 and 1997, respectively.

NOTE 8 - INCINERATION CONTRACTS

         The Company was a party to exclusive incineration contracts with the cities of Carthage and Center, Texas (the "Cities") whereby the Company was guaranteed a minimum weekly burn capacity subject to meeting certain annual minimum burn fees. In January 1997, the City of Center, Texas filed suit in City of Center vs. 3CI Complete Compliance Corporation, Cause No. CV 9:97-CV-125, in United States District Court Eastern District of Texas. The City filed the lawsuit to recover damages arising out of a delinquent account of 3CI. 3CI filed counterclaims seeking damages arising out of the alleged breach of exclusivity and tortuous interference by the City of Center. The Company and the City of Center reached a settlement of the disputed claims whereby the City of Center would give up their claim for the outstanding burn fees of approximately $80,000 and pay to the Company $380,000 in settlement for breaking the exclusivity agreement in the contract. The Company received $200,000 of this settlement in October 1998, with the remaining balance of $180,000 to be paid over 24 months. The balance as of September 30, 1999 is $105,000.

         During 1999 the expansion of internal treatment capacity enabled the Company to reduce outside treatment fees by treating waste internally, which was formerly treated at the Carthage facility. Consequently, the $1,000,000 in fees required to retain the exclusivity agreement with the City of Carthage expired. However, the Company does retain a guaranteed capacity at the City of Carthage, of approximately 5,000,000 pounds which is based upon the level of treatment between June 1998 and May 1999.

         In order to retain the exclusivity with the City of Carthage, the Company had a minimum guaranteed payments for incineration fees for the years ended May 31, 1999, 1998, and 1997, of $1,000,000. In the years ended May 31,
1999, 1998, and 1997 the Company paid incineration fees of $492,235, $1,277,033 and $1,401,692, respectively to the City of Carthage. The Company also had minimum guaranteed payments to the City of Center, Texas for incineration fees for the years ended May 31, 1997 of $762,000. In the year ended May 31, 1997 Company paid incineration fees of $27,000 to the City of Center.

         Included in cost of sales for the years ended September 30, 1999, 1998 and 1997, is $271,805, $1,199,384 and $1,429,097 respectively, related to incineration costs at the City of Carthage.

NOTE 9 - INCOME TAXES

         The Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                          1999             1998
                                                      ------------     ------------
Deferred income tax liabilities -
  Property and equipment                              $  1,779,369     $  1,757,197
  Other                                                     68,735           68,735
                                                      ------------     ------------
     Total deferred income tax liabilities               1,848,104        1,825,932
Deferred income tax assets -
  Net operating loss carryforward                        9,147,802        9,246,947
  Bad debt reserves                                         91,958          190,156
  Other                                                    985,858        1,318,700
                                                      ------------     ------------
     Total deferred income tax assets                   10,225,618       10,755,803
 Valuation allowance                                    (8,377,514)      (8,929,871)
                                                      ------------     ------------
      Net deferred income tax asset                      1,848,104        1,825,932
                                                      ------------     ------------
 Total deferred income tax assets and liabilities     $         --     $         --
                                                      ============     ============

         At September 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24,866,551, which will expire beginning in 2004. The Company also had state net operating losses at September 30, 1999. Because of separate return limitations, change in ownership limitations, and the weight of available evidence, it is more likely than not that some portion or possibly all of the net operating losses will not be available for use by the Company. The Company has established a valuation allowance for the federal and state net operating losses of $8,377,514, and $8,929,871 as of September 30, 1999 and 1998 respectively. The change in the valuation allowance in 1999 was due to 1999 pretax income.

NOTE 10 - STOCK OPTION AND WARRANTS

         In 1992, the Company's Board of Directors and shareholders approved a stock option plan (the Plan), which, provides for the granting of 500,000 shares of common stock in the form of stock options to employees, officers and directors. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option".

         During 1999, the Company issued 215,000 stock options at exercise prices ranging from $0.594 to $1.00. During 1998, the Company issued 84,000 stock options issued at a exercise price of $1.50, in exchange for the cancellation of 32,500 and 90,000 previously issued stock options which were exercisable at a price of $3.00 per share and $2.00 per share, respectively. The Company issued 180,000 stock options of the Company's common stock at an exercise price $1.50 per share during 1998.

         As of September 30, 1999 and 1998, the Company had issued 484,000 and 269,000 of the 500,000 options share described above. The outstanding option shares vest annually over a three year period.

A summary of stock option information follows:



                                                     1997                        1998                        1999
                                           ------------------------    -------------------------    -------------------------
                                                          Weighted                     Weighted                     Weighted
                                                          Average                      Average                      Average
                                                          Exercise                     Exercise                     Exercise
                                             Shares        Price         Shares         Price         Shares         Price
                                           ----------    ----------    ----------     ----------    ----------     ----------

     Outstanding at beginning of year         122,500    $     2.27       122,500     $     2.27       274,000     $     1.50
     Granted                                       --            --       274,000           1.50       215,000            .76
     Exercised                                     --            --            --                           --
     Canceled/Forfeited                            --            --      (122,500)          2.27        (5,000)          1.50
                                           ----------    ----------    ----------     ----------    ----------     ----------

     Outstanding at end of year               122,500    $     2.27       274,000     $     1.50       484,000     $     1.17
                                           ==========    ==========    ==========     ==========    ==========     ==========

     Exercisable at end of year               122,500    $     2.27        84,000     $     1.50       174,000     $     1.34

     Fair value of options added during    $     1.67                  $     1.36                   $     0.33
     the period

     Available for future grant               377,500                     236,000                       16,000

The outstanding options at September 30, 1999 have a weighted average remaining contractual life of 9.02 years.

Utilizing the intrinsic value method of APB 25, the Company recognized $24,000 during the year ended September 30, 1999. Had stock options been accounted for under the fair value method recommended by SFAS 123, the Company's net income
(loss) as follows would have been on a pro forma basis.


                                                             1999           1998            1997
                                                             ----           ----            ----

         Net income -  as reported                       $   571,642    $    11,889     $(1,088,188)
         Net income - pro forma                          $   507,834    $   (33,691)    $(1,121,944)
         Pro forma income (loss) per share               $       .03    $      (.01)    $      (.12)


         The fair value of stock options used to compute pro forma net income
(loss) is the estimated present value at the grant date using the minimum value option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of 5.00% for 1999 and 4.65% for 1998; and a weighted-average expected option life of five years.

         The Company, in connection with the settlement of a lawsuit with a group of its minority stockholders issued the minority shareholder class warrants to purchase up to 1,002,964 shares of common stock at $1.50 per share. At September 30, 1999 all of these warrants were outstanding. They expire in April 2000.

NOTE 11 - RELATED PARTY TRANSACTION

         The Company had notes payable to WSI, its majority shareholder, of $5,774,165 and $5,004,403, as September 30, 1999 and 1998, respectively. In addition, the Company owed current accounts payables to WSI of $2,125 and $483,406 as of September 30, 1999 and 1998, respectively. Related interest expense in the amount of $590,638, $410,596 and $698,248, was recorded for the years ended September 30, 1999, 1998, and 1997, respectively. Transactions and other information relating to the debt owed to WSI are more fully described in
Note 7 above.

         The Company treats medical waste at a treatment facility in Terrill, Texas which is owned by Stericycle, Inc., the parent of WSI, its majority shareholder. The treatment fees are paid currently in accordance with 30-day terms. In February 1999, the Company entered into a 36 month operating lease agreement with Stericycle Inc., to lease medical waste containers. The rental expense recorded at September 30, 1999, was $12,153.

         During the fiscal year ended 1998, the Company shared certain facilities, personnel and administrative services with WSI.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, and $1,000,000 for the financing of equipment, of which $633,583 had been utilized at September 30, 1999. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         The Company purchased business forms from a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. The payments made were $70,000, $72,000, and $62,000, during fiscal years ended September 30, 1999, 1998, and 1997, respectively.

NOTE - 12 PREFERRED STOCK

         In June 1997, WSI converted $7,000,000 of their promissory note with 3CI Complete Compliance Corporation to preferred stock. The Company issued 1,000,000 shares of Series A cumulative convertible preferred stock, with no par value, at $7.00 per share or $7,000,000, to WSI, the Company's majority shareholder. The Series A preferred shares were not entitled to receive any fixed dividends but were entitled to receive such cash dividends as may have been declared from time to time by the Board of Directors. The Series A Preferred Stock holders were entitled to receive, if declared by the Company's Board of Directors, cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.5775 per share per annum. Had such dividends been declared by the Board of Directors, they would have been cumulative from the second anniversary of the original issuance date of the Series A Preferred Stock. Accruals of dividends would not bear interest. No such dividends were declared.

         In February 1998, Waste Systems, Inc., exchanged the 1,000,000 shares of the Series A Preferred Stock for 7,000,000 shares of Series B cumulative convertible preferred stock, with a par value $.01. The Series B preferred stock holders are entitled to receive, if declared by the Company's Board of Directors, out of the assets of the Company legally available for such payment, cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum. These dividends if declared will be payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series B preferred stock. Accruals of dividends shall not bear interest. For so long as any shares of Series B preferred stock are outstanding, the Company shall not purchase or redeem any shares of its par value $.01 common stock, ("Common Stock") or declare or pay any dividend on its Common Stock without the written consent of the holders of a majority interest in the Series B preferred stock.

         The shares of Series B preferred stock may be redeemed at any time on or after the second anniversary of the original issuance date, at the option of the Company, in whole or in part, at a per share redemption price equal to $1.00 plus accrued dividends if any. In the case of redemption of only a part of the Series B Preferred stock the shares to be redeemed shall be selected by lot.

         Subject to certain adjustments, the series B preferred stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into common stock. The Series B preferred stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, into full shares of common stock of the Company with a market price of $7,000,000 based on a conversion rate determined by (i) dividing $7,000,000 by the market price of the common stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $7,000,000; provided however, that at the option of the holder, the holder may convert the Series B preferred stock into solely that number of shares of common stock determined as provided in (i), and forego obtaining the additional common stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion.

         During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into 750,000 shares of Series C Convertible preferred stock which have cumulative dividends, with a par value $.01. The Series C preferred stock holders are shall be entitled to receive, when, and if declared by the Company's Board of Directors cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, of dividends accrued from the second anniversary of the original issuance date of the Series C preferred stock. For so long as any shares of Series C preferred stock shall be outstanding, without the written consent of the holders of a majority in interest of the series C preferred stock, the Company shall not (i) purchase or redeem any shares of its par value $.01 common stock, or declare or pay any dividend on its Common Stock.

         The shares of Series C preferred stock may be redeemed at any time on or after the second anniversary of the original issuance date of the Series C preferred stock, at the option of the Company in whole or, from time to time in part, in any such case at a per share redemption price equal to $1.00, plus accrued dividends, if any.

         Subject to certain adjustments, the Series C preferred stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into common stock. The Series C preferred stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, in to full shares of Common Stock of the Company with a market price of $750,000 based on a conversion rate determined by (i) dividing $750,000 by the market price of the common stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $750,000; provided however, that at the option of the holder, the holder may convert the Series C preferred stock into solely that number of shares of common stock determined as provided in (i), and forego obtaining the additional common stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion.

No dividends for Series B or Series C preferred stock were declared by the Board of Directors as of September 30, 1999. The accumulated undeclared Preferred Stock dividend totaled $159,844 at September 30, 1999.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         In September 1998, Insurance Company of the State of Pennsylvania filed suit in Insurance Company of the State of Pennsylvania v. 3CI Complete Compliance Corporation, No. CV98-1756S, in the United Sates District Court of Louisiana, Shreveport, Louisiana. The plaintiffs have alleged approximately $390,000 in unpaid premiums for workers compensation insurance policies allegedly issued between February 1994 and February 1997. This lawsuit was settled in February 1999 by the payment of $255,000.

         The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have materially adverse effect on the Company's financial position, result of operations or net cash flows.

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

NOTE 14 - LEASE COMMITMENT

         At September 30, 1999, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:

                                                     Capital     Operating
                                                      Leases       Leases
                                                     --------    --------
         2000                                        $164,037    $254,789
         2001                                         164,037     183,525
         2002                                         164,037     140,413
         2003                                         164,037     114,644
         2004 and thereafter                          164,037     103,500
                                                     --------    --------
                                                      820,184    $796,871
                                                                 ========
         Less amounts representing interest           186,184
                                                     --------
         Obligations under capital lease              633,583
         Less obligation due within one year          112,168
                                                     --------
         Long-term obligation under capital lease    $521,415
                                                     ========

Total rent expense for the fiscal years ended September 30, totaled $263,632, $252,158, and $262,169 for 1999, 1998 and 1997 respectively.

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Schedule II
================================================================================



                                                                        Additions
                                                        Balance at      charged to      Charged to        Balance at
                                                        beginning       costs and          other            end of
                  Classification                        of period        expenses        accounts           period
---------------------------------------------------------------------------------------------------------------------

For the year ended September 30, 1999:
    Allowance for doubtful accounts                   $    573,937     $     70,050     $   (335,498)    $    308,489
                                                      ------------     ------------     ------------     ------------
                                                      $    573,937     $     70,050     $   (335,498)    $    308,489
                                                      ============     ============     ============     ============

For the year ended September 30, 1998:
    Allowance for doubtful accounts                   $    875,144     $    (65,916)    $   (235,291)    $    573,937
                                                      ------------     ------------     ------------     ------------
                                                      $    875,144     $    (65,916)    $   (235,291)    $    573,937
                                                      ============     ============     ============     ============

For the year ended September 30, 1997:
    Allowance for doubtful accounts                   $    990,994     $    212,867     $   (328,717)    $    875,144
                                                      ------------     ------------     ------------     ------------
                                                      $    990,994     $    212,867     $   (328,717)    $    875,144
                                                      ============     ============     ============     ============



                                                      Balance at                                        Balance at
                                                      beginning        Additions       Reductions        end of
                  Classification                      of period                          Charged         period
--------------------------------------------------------------------------------------------------------------------

For the year ended September 30, 1999:
    Income tax valuation allowance                    $  8,929,871    $         --     $   (552,357)    $  8,377,514
                                                      ------------    ------------     ------------     ------------
                                                      $  8,929,871    $         --     $   (552,357)    $  8,377,514
                                                      ============    ============     ============     ============

For the year ended September 30, 1998:
    Income tax valuation allowance                    $  8,943,370                     $    (13,499)    $  8,929,871
                                                      ------------    ------------     ------------     ------------
                                                      $  8,943,370    $         --     $    (13,499)    $  8,929,871
                                                      ============    ============     ============     ============

For the year ended September 30, 1997:
    Income tax valuation allowance                    $  8,012,066                     $    931,034     $  8,943,100
                                                      ------------    ------------     ------------     ------------
                                                      $  8,012,066    $         --     $    931,034     $  8,943,100
                                                      ============    ============     ============     ============

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------

3.1               Certificate of Incorporation as amended (incorporated by
                  reference to Exhibit 3(a) of 3CI's registration statement on
                  Form S-1 (No. 33-45632) effective April 14, 1992).
3.2               Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit
                  3.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
3.3               Amendment to 3CI's Certificate of Incorporation, as amended effective March 23, 1998 (incorporated by reference to Exhibit
                  3.3 of 3CI's registration statement on Form S-1 (No.
                  333-48499), filed March 24, 1998).
3.4               Bylaws, effective May 14, 1995 (incorporated by reference to
                  Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1995).
3.5               Amendment of Bylaws effective October 1, 1998.
3.6               Certificate of Designations of 3CI's Series A Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.6 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
3.7               Certificate of Designations of 3CI's Series B Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.7 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
3.8               Certificate of Designations of 3CI's Series C Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.8 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
4.1               Warrant dated September 11, 1998, issued to Klein Bank as
                  escrow agent with respect to 11,061 shares of Common Stock.
4.2               Escrow Agreement dated March 6, 1998 between 3CI and Klein
                  Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.1              First Amendment to Escrow Agreement dated as of April 22,
                  1998, between 3CI and Klein Bank.
10.2              Amended and Restated Secured Promissory Note dated October 1,
                  1998, in the principal amount of $5,487,307.13 between 3CI and
                  Waste Systems, Inc.
10.3              Loan Agreement and Note Amendment dated December 18, 1998, by
                  3CI and Waste Systems, Inc.
10.4              1992 Stock Option Plan of 3CI (incorporated by reference to
                  Exhibit 10(m) of 3CI's registration statement on Form S-1 (No.
                  33-45632) effective April 14, 1992).
10.5              Settlement Agreement dated January 1996 between James
                  Shepherd, Michael Shepherd and Richard T. McElhannon as
                  Releassors, and the Company, George Rethmann, Dr. Herrmann
                  Niehues, Jurgen Thomas, Charles Crochet and Waste Systems,
                  Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).
10.6              Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit
                  10.12 of 3CI's registration statement on Form S-1 (No.
                  333-48499), filed March 24, 1998).
10.7              Stock Purchase and Note Modification Agreement between 3CI and
                  Waste Systems, Inc. dated as of February 19, 1998
                  (incorporated by reference to Exhibit 10.13 of 3CI's
                  registration statement on Form S-1 (No. 333-48499), filed
                  March 24, 1998).
10.8              Employment Agreement dated May 30, 1998, between 3CI and
                  Charles D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.9              Agreement dated September 30, 1998 among 3CI, Waste Systems,
                  Inc. and Stericycle, Inc. regarding Section 203 of the
                  Delaware General Corporation Law. (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January
                  12, 1999.)
10.10             Form of Indemnification Agreement dated August 26, 1998
                  entered into between 3CI and Valerie Banner, David
                  Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook
                  and Dr. Clemens Pues. (incorporated by reference to Exhibit
                  10.15 of 3CI's report on Form 10-K filed January 12, 1999.)
10.11*            Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller
10.12*            LaSalle National Leasing master lease agreement dated June 18,
                  1999 between LaSalle National Leasing as lessor and the
                  Company as lessee.
27.1*             Financial Data Schedule

-------------------
* Filed herewith