Form 10-Q
period 1999-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2000-02-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

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

         The number of shares of Common Stock outstanding as of the close of business on February 14, 2000, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X



                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                    December 31, 1999 (unaudited) and September 30, 1999..................    3

                 Consolidated Statements of Operations for the three months
                     ended December 31, 1999 and 1998 (unaudited).........................    4

                 Consolidated Statements of Cash Flows for the
                     three months ended December 31, 1999 and
                     1998 (unaudited).....................................................    5

                 Notes to Consolidated Financial Statements (unaudited)...................    6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................    8

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ......................................................   11

      Item 2.    Changes in Securities....................................................   11

      Item 3.    Defaults Upon Senior Securities..........................................   11

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders...................................................   11

      Item 5.    Other Information  ......................................................   11

      Item 6.    Exhibits and Reports on Form 8-K.........................................   11

SIGNATURES................................................................................   13

                      3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS



                                                                                               DECEMBER 31,       SEPTEMBER 30,
                                                                                                   1999               1999
                                                                                                UNAUDITED           AUDITED
                                                                                               -------------      -------------
                                         ASSETS
Current Assets:
   Cash and cash equivalents                                                                   $     122,265      $     236,387
   Accounts receivable, net allowances of $357,853 and $308,489
     at December 31, 1999 and September 30, 1999, respectively                                     2,973,437          2,861,963
   Inventory                                                                                          90,456             91,460
   Prepaid expenses                                                                                  178,250            330,193
   Other current assets                                                                              224,850            174,022
                                                                                               -------------      -------------
       Total current assets                                                                        3,589,258          3,694,025
                                                                                               -------------      -------------

Property, plant and equipment, at cost                                                            14,108,220         14,141,354
      Accumulated depreciation                                                                    (5,613,755)        (5,321,419)
                                                                                               -------------      -------------
         Net property, plant and equipment                                                         8,494,465          8,819,935
                                                                                               -------------      -------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $153,238 and $140,988 at December 31, 1999 and September 30, 1999, respectively                     403,993            416,243

Other intangible assets, net of accumulated amortization of $316,847 and
      $298,209 at December 31, 1999 and September 30, 1999, respectively                              55,914             74,552
Other assets                                                                                          13,104             60,852
                                                                                               -------------      -------------
       Total assets                                                                            $  12,556,734      $  13,065,607
                                                                                               =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                                                                          --            120,484
   Current portion of long-term debt to unaffiliated lenders                                         668,055            739,401
   Accounts payable                                                                                  706,062          1,056,963
   Accounts payable to affiliated companies                                                            2,975              2,125
   Accrued liabilities                                                                               951,321            904,609
   Note payable majority shareholder                                                               5,629,379          5,774,165
                                                                                               -------------      -------------
        Total current liabilities                                                                  7,957,792          8,597,747
                                                                                               -------------      -------------

Long-term debt unaffiliated lenders, net of current portion                                          992,001          1,120,241

                                                                                               -------------      -------------
        Total liabilities                                                                          8,949,793          9,717,988
                                                                                               -------------      -------------


Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at December 31, 1999 and
      September 30, 1999, respectively                                                                77,500             77,500
   Additional paid-in capital - preferred stock                                                    7,672,500          7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at December 31, 1999 and
     September 30, 1999                                                                               92,329             92,329
   Less cost of treasury stock 34,500 shares and 34,500 shares at
     December 31, 1999 and September 30, 1999, respectively                                          (51,595)           (51,595)
   Additional Paid-in capital - common stock                                                      20,283,324         20,283,324
   Accumulated deficit                                                                           (24,467,117)       (24,726,439)
                                                                                               -------------      -------------
        Total shareholders' equity                                                                 3,606,941          3,347,619
                                                                                               -------------      -------------
        Total liabilities and shareholders' equity                                             $  12,556,734      $  13,065,607
                                                                                               =============      =============



 The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                    UNAUDITED




                                                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                            1999              1998
                                                     ---------------------------------------
Revenues                                               $  4,215,002      $  4,726,168
Expenses:
     Cost of services                                     2,772,253         3,354,343
     Depreciation and amortization                          419,667           445,222
     Selling, general and administrative                    493,396           732,680
                                                       ------------      ------------
     Income from operations                                 529,686           193,923

Other income (expense):
     Interest expense                                      (225,117)         (228,921)
     Other income (expense)                                 (45,247)          (71,192)
                                                       ------------      ------------
Income (loss) before income taxes                           259,322          (106,190)

Income taxes                                                     --                --
                                                       ------------      ------------

Net income (loss)                                      $    259,322      $   (106,190)
                                                       ============      ============

Basic earnings per share:
     Basic net income (loss) per share                 $       0.03      $      (0.01)
                                                       ============      ============

Diluted earnings per share:
     Diluted net income (loss) per share               $       0.02      $      (0.01)
                                                       ============      ============



 The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED



                                                                                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                             1999              1998
                                                                                   ---------------------------------------
Cash flow from operating activities:
   Net income (loss)                                                                      $   259,322      $  (106,190)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Gain on disposal of fixed assets                                                         10,684               --
      Depreciation and amortization                                                           419,667          445,222
      Changes in operating assets and liabilities
            (Increase) decrease in accounts receivable, net                                  (111,474)        (141,305)
            (Increase) decrease in inventory                                                    1,004           36,662
            (Increase) decrease in prepaid expenses                                           151,943          472,043
            (Increase) decrease in other current assets and other assets                       (3,080)              --
            Increase (decrease) in accounts payable                                          (350,901)        (355,360)
            Increase (decrease) in accounts payable, affiliated companies                         850               --
            Increase (decrease) in accrued liabilities                                         46,712         (160,895)
                                                                                          -----------      -----------
                          Total adjustments to net income (loss)                              165,405          296,367
                                                                                          -----------      -----------
                          Net cash provided by operating activities                           424,727          190,177
                                                                                          -----------      -----------


Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                      27,818               --
      Purchase of property, plant and equipment                                              (101,811)        (442,373)
                                                                                          -----------      -----------
                        Net cash provided by (used in) investing activities                   (74,073)        (442,373)
                                                                                          -----------      -----------


Cash flow from financing activities:
      Decrease in bank overdrafts                                                                  --         (202,712)
      Principal reduction of notes payable                                                   (120,484)        (290,521)
      Purchase of treasury stock                                                                   --           (4,840)
      Proceeds from issuance of long-term debt, unaffiliated lenders                           22,867          236,446
      Reduction of long-term debt, unaffiliated lenders                                      (222,453)        (380,177)
      Proceeds from issuance of note payable to majority shareholders                              --          750,000
      Reduction of note payable to majority shareholders                                     (144,786)         144,000
                                                                                          -----------      -----------
                          Net cash (used in) provided by financing activities                (464,856)         252,196
                                                                                          -----------      -----------

Net decrease in cash and cash equivalents                                                    (114,202)              --
                                                                                          -----------      -----------

Cash and cash equivalents, beginning of period                                                236,387               --
                                                                                          -----------      -----------

Cash and cash equivalents, end of period                                                  $   122,265      $        --
                                                                                          ===========      ===========


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)



(1)      ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation, treatment and disposal of biomedical waste in the south and southeastern United States.

         Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the Transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 1999.

(2)      NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of net income (loss) per common share:



                                                                            DECEMBER 31,      DECEMBER 31,
                                                                                1999             1998
                                                                           -------------     -------------
Numerator:
     Net income (loss)                                                     $     259,322     $    (106,190)
                                                                           -------------     -------------
Denominator:
Denominator for basic earnings per share--weighted average shares              9,198,325         9,202,521
                                                                           -------------     -------------
Effect of dilutive securities:
    Preferred shares                                                           7,750,000                --
                                                                           -------------     -------------
    Dilutive potential common shares                                           7,750,000                --
                                                                           -------------     -------------
Denominator for diluted earnings per share-adjusted  weighted
average shares and assumed conversions                                        16,948,325         9,202,521
                                                                           -------------     -------------

Basics earnings per share                                                  $        0.03     $       (0.01)
                                                                           -------------     -------------
Diluted earnings per share                                                 $        0.02     $       (0.01)
                                                                           -------------     -------------

         Preferred stock, stock options and warrants, to purchase shares of common stock outstanding during the three months ended December 31, 1998, were not included in the computation of diluted earnings per common share in these periods because the Company had a net loss and the effect would be antidilutive. In the three month period ended December 31, 1999, stock options and warrants were not included because they were antidilutive, as the exercise prices ranging from $0.594 to $1.50 were greater than the average price of the common stock.

(3)      BUSINESS CONDITIONS

         The Company has historically financed its working capital needs, capital expenditures, and acquisitions using internally generated funds as well as borrowings from third parties and advances from its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI which are described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of the Chem-Clav unit, and the indebtedness incurred in connection with the purchase of rolling stock.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, of which $390,290 had been utilized at December 31, 1999, and $1,000,000 for the financing of machinery and equipment, of which $605,127 had been utilized at December 31, 1999. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note). Amounts due under the Note totaled approximately $5,630,000 as of December 31, 1999. The Note bears interest at the prime rate, which is currently 8.5%, plus 2.0%. The Company is required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter. The outstanding principal of this note and accrued but unpaid interest was originally due September 30, 1999. As of September 30, 1999, the Company had exercised its option to extend the note to March 31, 2000. Under the terms of the Note, 3CI may also extend the maturity to a date not later than September 30, 2000.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:



                                            THREE MONTHS     THREE MONTHS
                                               ENDED            ENDED
                                            DECEMBER 31,     DECEMBER 31,
                                               1999             1998

Revenues                                     $    4,215      $    4,726
Cost of services                                  2,772           3,354
Depreciation and amortization                       420             445
Selling, general and administrative                 494             733
                                             ----------      ----------
Net income from operations                          529             194
                                             ----------      ----------
Interest expense                                    225             229
Other income (expense) net                          (45)            (71)
                                             ----------      ----------
Net income (loss)                                   259            (106)
                                             ==========      ==========

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998:

REVENUES decreased by $511,166, or 10.8%, to $4,215,002 during the three months period ended December 31, 1999, from $4,726,168 for the three month period ended December 31, 1998. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory and also attributable to the Company focusing on higher margin generators of medical waste, offset by lower service fees that resulted from increasing price competition in the industry.

COST OF SERVICES decreased $582,090, or 17.4%, to $2,772,253 during the three months ended December 31, 1999, compared to $3,354,343 for the three month period ended December 31, 1998. The reasons for the decrease were primarily the result of the Company selling off certain routes in its Oklahoma territory. The decrease in cost of services, is also attributable the reduction of the Company's packaging and container costs, lowered transportation costs and to the reduction of external processing fees. Cost of revenues as a percentage of revenues decreased to 65.8% during the three months ended December 31, 1999 as compared to 71.0% during the three months ended December 31, 1998.

DEPRECIATION AND AMORTIZATION expense decreased to $419,667 for the three months ended December 31, 1999, from $445,222 for the three months ended December 31, 1998. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased to $493,396 during the three months ended December 31, 1999, from $732,680 during the three months ended December 31, 1998. The decrease was primarily attributable to a one-time benefit from the settlement of an insurance claim for $200,000. Exclusive of this benefit the selling, general and administrative expenses decreased by $39,284, or 5.36%, as a result in the reduction of professional and legal fees. Exclusive of the one-time insurance benefit, selling, general and administrative expenses increased as a percentage of revenue to 16.5% for the three months ended December 31, 1999, as compared to 15.5% for the three months ended December 31, 1998.

INTEREST EXPENSE decreased by $3,804 or 1.7%, to $225,117 during the three months ended December 31, 1999 as compared to $228,921 for the months period ended December 31, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its working capital needs, capital expenditures, and acquisitions using internally generated funds as well as borrowings from third parties and advances from its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of the Chem-Clav unit, and the indebtedness incurred in connection with the purchase of rolling stock.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, of which $390,290 had been utilized at December 31, 1999, and $1,000,000 for the financing of equipment, of which $605,127 had been utilized at December 31, 1999. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         On October 1, 1998, WSI and the Company, amended and restated a revolving promissory note which had been extended from its original maturity date in 1997 (the Note). Amounts due under the Note totaled approximately $5,630,000 as of December 31, 1999. The Note bears interest at the prime rate, which is currently 8.5%, plus 2.0%. The Company is required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter. The outstanding principal of this note and accrued but unpaid interest was originally due September 30, 1999. As of September 30, 1999, the Company had exercised its option to extend the note to March 31, 2000. Under the Note, 3CI may also extend the maturity to a date not later than September 30, 2000.

         The Company is in the process of obtaining proposals from WSI, as well as, third parties related to the refinancing and extension of the existing note payable. WSI intends to support the Company through the year 2000.

         At December 31, 1999, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,260,845 compared to a net working capital exclusive of the note payable to its majority shareholder of $870,443 at September 30, 1999. This increase in net working capital of $390,402 was due to the repayment of current liabilities and an overall improvement in the Company's financial condition resulting from increased cash flow from operations.

         Net cash provided by operating activities was $424,767 during the three month period ended December 31, 1999, compared to $190,177 for the three month period ended December 31, 1998. This increase reflects an improvement in the Company's income from operations, as well as a one-time benefit from the settlement of an insurance claim for $200,000.

         Net cash used in investing activities for the three months ended December 31, 1999, was $73,993. During the first fiscal quarter ending December 31, 1999, the Company invested $101,851 for purchases of transportation, computer equipment and software.

         Net cash used in financing activities was ($464,856) during the three month period ended December 31, 1999, as compared to net cash provided from financing activities of $252,196 during the three month period ended December 31, 1998. The difference is primarily the result of repayment of notes payable, long term debt and reduced borrowings.


YEAR 2000 ISSUES

         The Company has modified its information technology for the year 2000 and has converted critical data processing systems. The Company has substantially completed a Year 2000 review at a cost of approximately $50,000, which was reflected in general and administrative expenses for the year ended September 30, 1999. The Company has an established plan to address additional hardware and software issues related to its business. The year 2000 plan comprised a plan for existing hardware and software, and a larger project to upgrade the Company's overall business information systems. The Company has conducted an extensive search for other potential year 2000 issues that could affect its business.

         The Company developed a contingency plan for certain critical applications. The contingency plans involved, among other actions, manual workarounds, increasing parts and supplies inventories, and adjusting staffing strategies.

         While the Company has developed contingency plans, to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications, and fuels) failure, the interruption of customer and other payments to the Company and the failure of equipment or software that could impact customer services despite assurances of third parties. Other potential worst case scenarios include devices and systems failing to operate properly; material and unplanned expenditures to correct unanticipated year 2000 failures, extended payment delays from the Company's payers; or litigation related to any of the above; and costs associated with extended labor intensive contingency plans.

         Management believes that it properly prepared for the Year 2000. Nevertheless, because it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of February 14, 2000, the Company has not experienced any Year 2000 issues relating to the selling or support of the Company's services or products. The Company believes that it may take several months to determine the impact of the Year 2000, if any, on its customers or suppliers.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -


                                INDEX TO EXHIBITS

EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
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

10.1              First Amendment to Escrow Agreement dated as of April 22,
                  1998, between 3CI and Klein Bank.
10.2              Amended and Restated Secured Promissory Note dated October 1,
                  1998, in the principal amount of $5,487,307.13 between 3CI and
                  Waste Systems, Inc.
10.3              Loan Agreement and Note Amendment dated December 18, 1998, by
                  3CI and Waste Systems, Inc.
10.4              1992 Stock Option Plan of 3CI (incorporated by reference to
                  Exhibit 10(m) of 3CI's registration statement on Form S-1 (No.
                  33-45632) effective April 14, 1992).
10.5              Settlement Agreement dated January 1996 between James
                  Shepherd, Michael Shepherd and Richard T. McElhannon as
                  Releassors, and the Company, Georg Rethmann, Dr. Herrmann
                  Niehues, Jurgen Thomas, Charles Crochet and Waste Systems,
                  Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).
10.6              Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit
                  10.12 of 3CI's registration statement on Form S-1 (No.
                  333-48499), filed March 24, 1998).
10.7              Stock Purchase and Note Modification Agreement between 3CI and
                  Waste Systems, Inc. dated as of February 19, 1998
                  (incorporated by reference to Exhibit 10.13 of 3CI's
                  registration statement on Form S-1 (No. 333-48499), filed
                  March 24, 1998).
10.8              Employment Agreement dated May 30, 1998, between 3CI and
                  Charles D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.9              Agreement dated September 30, 1998 among 3CI, Waste Systems,
                  Inc. and Stericycle, Inc. regarding Section 203 of the
                  Delaware General Corporation Law. (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January
                  12, 1999.)
10.10             Form of Indemnification Agreement dated August 26, 1998
                  entered into between 3CI and Valerie Banner, David
                  Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook
                  and Dr. Clemens Pues. (incorporated by reference to Exhibit
                  10.15 of 3CI's report on Form 10-K filed January 12, 1999.)
10.11             Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller
10.12             LaSalle National Leasing master lease agreement dated June 18,
                  1999 between LaSalle National Leasing as lessor and the
                  Company as lessee.
27.1*             Financial Data Schedule

                  * Filed herewith


-------------------


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

Dated: February 14, 1999

                                     By:    /s/ Charles D. Crochet
                                        -----------------------------------
                                                Charles D. Crochet
                                                    President
                                           (Principal Executive Officer)


Dated: February 14, 1999

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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
3.1.              Certificate of Incorporation as amended (incorporated by
                  reference to Exhibit 3(a) of 3CI's registration statement on
                  Form S-1 (No. 33-45632) effective April 14, 1992).
3.2.              Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit
                  3.1 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
3.3.              Amendment to 3CI's Certificate of Incorporation, as amended effective March 23, 1998 (incorporated by reference to Exhibit
                  3.3 of 3CI's registration statement on Form S-1 (No.
                  333-48499), filed March 24, 1998).
3.4.              Bylaws, effective May 14, 1995 (incorporated by reference to
                  Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1995).
3.5.              Amendment of Bylaws effective October 1, 1998.
3.6.              Certificate of Designations of 3CI's Series A Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.6 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
3.7.              Certificate of Designations of 3CI's Series B Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.7 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
3.8.              Certificate of Designations of 3CI's Series C Preferred Stock
                  without par value (incorporated by reference to Exhibit 3.8 of
                  3CI's registration statement on Form S-1 (No. 333-48499),
                  filed March 24, 1998).
4.1.              Warrant dated September 11, 1998, issued to Klein Bank as
                  escrow agent with respect to 11,061 shares of Common Stock.
4.2.              Escrow Agreement dated March 6, 1998 between 3CI and Klein
                  Bank as escrow agent (incorporated by reference to Exhibit 4.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).


10.1              First Amendment to Escrow Agreement dated as of April 22,
                  1998, between 3CI and Klein Bank.
10.2              Amended and Restated Secured Promissory Note dated October 1,
                  1998, in the principal amount of $5,487,307.13 between 3CI and
                  Waste Systems, Inc.
10.3              Loan Agreement and Note Amendment dated December 18, 1998, by
                  3CI and Waste Systems, Inc.
10.4              1992 Stock Option Plan of 3CI (incorporated by reference to
                  Exhibit 10(m) of 3CI's registration statement on Form S-1 (No.
                  33-45632) effective April 14, 1992).
10.5              Settlement Agreement dated January 1996 between James
                  Shepherd, Michael Shepherd and Richard T. McElhannon as
                  Releassors, and the Company, Georg Rethmann, Dr. Herrmann
                  Niehues, Jurgen Thomas, Charles Crochet and Waste Systems,
                  Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).
10.6              Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit
                  10.12 of 3CI's registration statement on Form S-1 (No.
                  333-48499), filed March 24, 1998).
10.7              Stock Purchase and Note Modification Agreement between 3CI and
                  Waste Systems, Inc. dated as of February 19, 1998
                  (incorporated by reference to Exhibit 10.13 of 3CI's
                  registration statement on Form S-1 (No. 333-48499), filed
                  March 24, 1998).
10.8              Employment Agreement dated May 30, 1998, between 3CI and
                  Charles D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.9              Agreement dated September 30, 1998 among 3CI, Waste Systems,
                  Inc. and Stericycle, Inc. regarding Section 203 of the
                  Delaware General Corporation Law. (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January
                  12, 1999.)
10.10             Form of Indemnification Agreement dated August 26, 1998
                  entered into between 3CI and Valerie Banner, David
                  Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook
                  and Dr. Clemens Pues. (incorporated by reference to Exhibit
                  10.15 of 3CI's report on Form 10-K filed January 12, 1999.)
10.11             Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller
10.12             LaSalle National Leasing master lease agreement dated June 18,
                  1999 between LaSalle National Leasing as lessor and the
                  Company as lessee.
27.1*             Financial Data Schedule

                  * Filed herewith

-------------------