Form 10-Q
period 2000-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2000-05-12
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

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

     The number of shares of Common Stock outstanding as of the close of business on May 11, 2000, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X



                                                                                             PAGE
                                                                                             NUMBER
                                                                                            -------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of
                    March 31, 2000 (unaudited) and September 30, 1999.......................      3

                 Statements of Operations for the three and six months ended
                     March 31, 2000 and 1999 (unaudited)....................................      4

                 Statements of Cash Flows for the
                     six months ended March 31, 2000 and
                     1999 (unaudited).......................................................      5

                 Notes to Financial Statements (unaudited)..................................      6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................      8

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................     10

      Item 2.    Changes in Securities......................................................     10

      Item 3.    Defaults Upon Senior Securities............................................     10

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................     10

      Item 5.    Other Information  ........................................................     10

      Item 6.    Exhibits and Reports on Form 8-K...........................................     10

SIGNATURES..................................................................................     13

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS


                                                                                                    March 31,        September 30,
                                                                                                       2000             1999
                                                                                                   (Unaudited)
                                                                                                  ------------      ------------
                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                                      $     42,479      $    236,387
   Accounts receivable, net allowances of $308,389 and $308,489
     at March 31, 2000 and September 30, 1999, respectively                                          3,342,672         2,861,963
   Inventory                                                                                            97,002            91,460
   Prepaid expenses                                                                                    705,615           330,193
   Other current assets                                                                                138,423           174,022
                                                                                                  ------------      ------------
       Total current assets                                                                          4,326,191         3,694,025
                                                                                                  ------------      ------------

Property, plant and equipment, at cost                                                              14,205,997        14,141,354
      Accumulated depreciation                                                                      (5,997,800)       (5,321,419)
                                                                                                  ------------      ------------
         Net property, plant and equipment                                                           8,208,197         8,819,935
                                                                                                  ------------      ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $165,488 and $140,988 at March 31, 2000 and September 30, 1999, respectively                          391,743           416,243

Other intangible assets, net of accumulated amortization of $335,485 and
      $298,209 at March 31, 2000 and September 30, 1999, respectively                                   37,276            74,552
Other assets                                                                                            13,104            60,852
                                                                                                  ------------      ------------
       Total assets                                                                               $ 12,976,511      $ 13,065,607
                                                                                                  ============      ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                                       537,820           120,484
   Current portion of long-term debt to unaffiliated lenders                                           556,839           739,401
   Accounts payable                                                                                    949,156         1,056,963
   Accounts payable to affiliated companies                                                              3,826             2,125
   Accrued liabilities                                                                                 786,697           904,609
   Note payable majority shareholder                                                                 5,629,379         5,774,165
                                                                                                  ------------      ------------
        Total current liabilities                                                                    8,463,717         8,597,747
                                                                                                  ------------      ------------

Long-term debt unaffiliated lenders, net of current portion                                            900,870         1,120,241

                                                                                                  ------------      ------------
        Total liabilities                                                                            9,364,587         9,717,988
                                                                                                  ------------      ------------


Shareholders' Equity:
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at March 31, 2000 and September 30, 1999, respectively           77,500            77,500
   Additional paid-in capital - preferred stock                                                      7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at March 31, 2000 and
     September 30, 1999                                                                                 92,329            92,329
   Less cost of treasury stock 34,500 shares and 34,500 shares at
     March 31, 2000 and September 30, 1999, respectively                                               (51,595)          (51,595)
   Additional Paid-in capital - common stock                                                        20,283,324        20,283,324
   Accumulated deficit                                                                             (24,462,134)      (24,726,439)
                                                                                                  ------------      ------------
        Total shareholders' equity                                                                   3,611,924         3,347,619
                                                                                                  ------------      ------------
        Total liabilities and shareholders' equity                                                $ 12,976,511      $ 13,065,607
                                                                                                  ============      ============




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                   (UNAUDITED)




                                                        For the three months ended March 31,    For the six months ended March 31,
                                                             2000               1999                2000                 1999
                                                        -----------------------------------     ----------------------------------
Revenues                                                $  4,411,536        $  4,384,323        $  8,626,537        $  9,110,494
Expenses:
     Cost of services                                      3,001,820           3,090,635           5,774,072           6,444,973
     Depreciation and amortization                           424,784             446,151             844,450             891,375
     Selling, general and administrative expenses            709,653             751,839           1,203,050           1,484,525
                                                        ------------        ------------        ------------        ------------
     Income from operations                                  275,279              95,698             804,965             289,621

Other income (expense):
     Interest expense                                       (219,955)           (227,846)           (445,073)           (456,053)
     Other income (expense)                                  (50,339)            754,804             (95,587)            682,898
                                                        ------------        ------------        ------------        ------------
Income before income taxes                                     4,985             622,656             264,305             516,466

Income taxes                                                      --                  --                  --                  --
                                                        ------------        ------------        ------------        ------------

Net income                                              $      4,985        $    622,656        $    264,305        $    516,466
                                                        ============        ============        ============        ============

Basic earnings per share:
     Basic net income per share                         $       0.01        $       0.07        $       0.03        $       0.06
                                                        ============        ============        ============        ============

Diluted earnings per share:
     Diluted net income per share                       $       0.01        $       0.04        $       0.02        $       0.03
                                                        ============        ============        ============        ============




 The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED




                                                                                  For the six months ended March 31,
                                                                                      2000             1999
                                                                                  -------------      -------------
Cash flow from operating activities:
   Net income                                                                     $     264,305      $     516,466
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      (Gain) loss on disposal of fixed assets                                            10,737           (811,154)
      Depreciation and amortization                                                     844,450            891,375
      Changes in operating assets and liabilities
            (Increase) decrease in accounts receivable, net                            (480,710)           548,717
            (Increase) decrease in inventory                                             (5,541)            24,222
            (Increase) decrease in prepaid expenses                                    (375,422)          (132,182)
            Decrease in other current assets and other assets                            83,346             18,112
            (Decrease) in accounts payable                                             (107,808)          (528,636)
            Increase (decrease) in accounts payable, affiliated companies                 1,701           (463,406)
            (Decrease) in accrued liabilities                                          (117,912)           (77,642)
                                                                                  -------------      -------------
                          Total adjustments to net income                              (147,159)          (530,594)
                                                                                  -------------      -------------
                          Net cash provided by (used in) operating activities           117,146            (14,128)
                                                                                  -------------      -------------


Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                27,839            672,250
      Purchase of property, plant and equipment                                        (209,513)          (487,332)
                                                                                  -------------      -------------
                          Net cash used in investing activities                        (181,674)           184,918
                                                                                  -------------      -------------



Cash flow from financing activities:
      Decrease in bank overdrafts                                                            --           (666,834)
      Proceeds from issuance notes payable                                              592,171            755,621
      Principal reduction of notes payable                                             (174,834)          (491,600)
      Purchase of treasury stock                                                             --            (11,261)
      Proceeds from issuance of long-term debt, unaffiliated lenders                     22,867            319,747
      Reduction of long-term debt, unaffiliated lenders                                (424,798)          (663,563)
      Proceeds from issuance of note payable to majority shareholders                                    1,526,371
      Reduction of note payable to majority shareholders                               (144,786)          (594,197)
                                                                                  -------------      -------------
                          Net cash (used in) provided by financing activities          (129,380)           174,284
                                                                                  -------------      -------------
Net increase (decrease) in cash and cash equivalents                                   (193,908)           345,074
                                                                                  -------------      -------------
Cash and cash equivalents, beginning of period                                          236,387                 --
                                                                                  -------------      -------------
Cash and cash equivalents, end of period                                          $      42,479      $     345,074
                                                                                  =============      =============




The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation, treatment and disposal of biomedical waste in the southern and southeastern United States.

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

(2)  NET INCOME PER COMMON SHARE

     The following table sets forth the computation of net income per common share:



                                                                             FOR THE THREE AND SIX MONTHS ENDED,
                                                          ---------------------------------------------------------------------
                                                               2000              1999               2000               1999
                                                          ------------       ------------       ------------       ------------
Numerator:

     Net income                                           $      4,985       $    622,656       $    264,305       $    516,466
                                                          ------------       ------------       ------------       ------------
Denominator:
Denominator for basic earnings per share
 --weighted  average shares                                  9,198,325          9,197,658          9,198,325          9,200,138
                                                          ------------       ------------       ------------       ------------
Effect of dilutive securities:
    Preferred shares                                         7,750,000          7,750,000          7,750,000          7,750,000
                                                          ------------       ------------       ------------       ------------
Denominator for diluted earnings per share-adjusted
Weighted average shares and assumed conversions             16,948,325         16,947,658         16,948,325         16,950,138
                                                          ------------       ------------       ------------       ------------

Basics earnings per share                                 $       0.01       $       0.07       $       0.03       $       0.06
                                                          ------------       ------------       ------------       ------------
Diluted earnings per share                                $       0.01       $       0.04       $       0.02       $       0.03
                                                          ------------       ------------       ------------       ------------

     In the three and six month period ended March 31, 2000, stock options and warrants were not included in the net income per share computation because they were antidilutive, as the exercise prices ranging from $0.594 to $1.50 were greater than the average price of the common stock.

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

     In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, of which $390,290 had been utilized at March 31, 2000, and $1,000,000 for the financing of machinery and equipment, of which $578,742 had been utilized as of March 31, 2000. This agreement is guaranteed by Stericycle, Inc.

     On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note). Amounts due under the Note totaled approximately $5,630,000 as of March 31, 2000. The Note bears interest at the prime rate, which is currently 9.0%, plus 2.0%. The Company is required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter. The outstanding principal of this note and accrued but unpaid interest was originally due September 30, 1999. The Company has exercised options to extend the note maturity to a date not later than September 30, 2000.

     The Company has obtained and is evaluating proposals from third parties related to the refinancing and extension of the existing note payable. The Company is also in discussions with WSI concerning refinancing the note. WSI intends to support the Company through the year 2000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company is engaged in the business of medical waste management services in the southern and southeastern United States. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services include collection, transportation, bar code identification and destruction by controlled, high temperature incineration and alternative treatment technologies.

RESULTS OF OPERATIONS


     The following summarizes (in thousands) the Company's operations:


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            MARCH 31,                          MARCH 31,
                                                    2000              1999             2000               1999
                                                 ----------        ----------        ----------        ----------
       Revenues                                  $    4,412        $    4,384        $    8,627        $    9,110
       Cost of services                              (3,002)           (3,091)           (5,774)           (6,445)
       Depreciation and amortization                   (425)             (446)             (844)             (891)
       Selling, general and administrative             (710)             (751)           (1,203)           (1,485)
                                                 ----------        ----------        ----------        ----------
       Net income from operations                       275                96               806               289
                                                 ----------        ----------        ----------        ----------
       Interest expense                                (220)             (228)             (445)             (456)
       Other income (expense) net                       (50)              754               (96)              683
                                                 ----------        ----------        ----------        ----------
       Net income                                $        5        $      622        $      265        $      517
                                                 ==========        ==========        ==========        ==========
       EBITDA*                                   $      650        $    1,296        $    1,554        $    1,864
                                                 ==========        ==========        ==========        ==========

* EBITDA is calculated as the sum of the net income, plus net interest expense, income tax expense, depreciation expense, and amortization expense, to the extent deducted in calculating net income.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

REVENUES increased by $27,213, or approximately 1.0%, to $4,411,536 during the three months period ended March 31, 2000, from $4,384,323 for the three-month period ended March 31, 1999. In January 1999, the Company sold certain routes in its Oklahoma territory. Net of this sale, revenue increased approximately $178,000, or 4.2%. This increase reflected the addition of certain high volume hospital accounts.


COST OF SERVICES decreased $88,815 or 2.9%, to $3,001,820 during the three months ended March 31, 2000, compared to $3,090,635 for the three month period ended March 31, 1999. The reasons for the decrease were primarily the result of the Company selling off certain routes in its Oklahoma territory. The decrease in cost of services, is also attributable to the reduction of the Company's packaging and container costs, lowered transportation costs and external processing fees. Cost of revenues as a percentage of revenues decreased to 68.0% during the three months ended March 31, 2000 as compared to 70.5% during the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION expense decreased to $424,784 for the three months ended March 31, 2000, from $446,151 for the three months ended December 31, 1998. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased to $709,653 during the three months ended March 31, 2000, from $751,839 during the three months ended March 31, 1999. This decrease of $42,186, or 5.6%, is primarily attributable to a reduction in various administrative expenses and advertising costs. Selling, general and administrative expenses decreased as a percentage of revenue to 16.1% for the three months ended March 31, 2000, as compared to 17.1% for the three months ended March 31, 1999.

INTEREST EXPENSE decreased by $7,891 or 3.5%, to $219,955 during the three months ended March 31, 2000, as compared to $227,846 for the months period ended March 31, 1999.

EBITDA for the three months ended March 31, 2000 totaled $649,724. This reflected a decrease of approximately $646,929 from the similar period for 1999. This decrease is primarily attributable to the sale of certain customer routes in the Company's Oklahoma territory during 1999 resulting in a gain. The change in EBITDA net of the sale of routes resulted in a increase of $164,225 or 33.8%. This increase is primarily due to the improvements in costs and expenses outlined above.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999:

REVENUES decreased by $483,957, or 5.3%, to $8,626,537 during the six months period ended March 31 2000, from $9,110,494 for the six month period ended March 31, 1999. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory in 1999. Net of the sell in February 1999, revenues increased by $59,032 or 1%.

COST OF SERVICES decreased $670,901, or 10.4%, to $5,774,072 during the six months ended March 31, 2000 compared to $6,444,973 for the six month period ended March 31, 1999. The reasons for the decrease were primarily the result of the Company selling certain routes in its Oklahoma territory. The decrease in cost of services, is also attributable to the reduction of the Company's packaging and container costs, transportation costs and external processing fees. Cost of revenues as a percentage of revenues decreased to 66.9% during the six months ended March 31, 2000, as compared to 70.7% during the six months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION expense decreased to $844,450 for the six months ended March 31, 2000, from $891,375 for the six months ended March 31, 1999. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased to $1,203,050 during the six months ended March 31, 2000, from $1,484,525 during the six months ended March 31, 1999. The decrease was primarily attributable to a one-time benefit during 2000, from the settlement of an insurance claim for $200,000. Exclusive of this benefit the selling, general and administrative expenses decreased by $81,475, or 5.5%, as a result of reduced professional and legal fees. Exclusive of the one-time insurance benefit, selling, general and administrative expenses remained constant at 16.3% for both the six month periods ended March 31, 1999 and 2000.

INTEREST EXPENSE decreased by $10,980 or 2.4% to $445,073 during the six months ended March 31, 2000 as compared to $456,053 during the six months ended March 31, 1999.

EBITDA for the six months ended March 31, 2000 totaled $1,553,828. This reflected a decreased of approximately $310,066 from the similar period for 1999. This decrease is primarily due to the sale of certain customer routes in the Company's Oklahoma territory during 1999. Adjusted for a one-time benefit of an insurance settlement totaling $200,000 received in the six month period ended March 31, 2000 and adjusted for the sale of certain customer routes in Oklahoma, EBITDA for the six month period increased by $299,542 or 28.4%. This increase is primarily due to the improvements in costs and expenses outlined above.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,491,853 compared to a net working capital exclusive of the note payable to its majority shareholder of $870,443 at September 30, 1999. This increase in net working capital of $621,410 is related to increase in accounts receivable and prepaid assets.

     Net cash provided by operating activities was $117,149 during the six-month period ended March 31, 2000, compared to net cash used in operations of $14,128 for the six-month period ended March 31, 1999. This increase reflects an improvement in the Company's income from operations, as well as a one-time benefit from the settlement of an insurance claim for $200,000 during the period ended March 31, 2000.

     Net cash used in investing activities for the six months ended March 31, 2000, was $181,674. During the first two quarters of the fiscal year ending September 30, 2000, the Company invested $209,513 for purchases of transportation equipment, computer equipment and software.

     Net cash used in financing activities was $129,383 during the six month period ended March 31, 2000, as compared to net cash provided from financing activities of $174,284 during the six month period ended March 31, 1999. The difference is primarily the result of repayment of notes payable, long term debt and reduced borrowings.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

                                INDEX TO EXHIBITS



EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1 Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form
               S-1 (No. 33-45632) effective April 14, 1992).

3.2 Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form10-Q for the quarterly period ended June 30, 1995).

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


                                       3CI COMPLETE COMPLIANCE
                                       CORPORATION
                                       (Registrant)

Dated: May 11, 2000

                                       By: /s/ Charles D. Crochet
                                         --------------------------------------
                                                 Charles D. Crochet
                                                      President
                                              (Principal Executive Officer)


Dated: May 11, 2000

                                       By: /s/ Curtis W. Crane
                                         --------------------------------------
                                                  Curtis W. Crane, CPA
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                            (Principal Financial Officer, and
                                               Principal Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1 Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form
               S-1 (No. 33-45632) effective April 14, 1992).

3.2 Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form10-Q for the quarterly period ended June 30, 1995).

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