Form 10-Q
period 2000-06-30
3CI COMPLETE COMPLIANCE CORP
filed 2000-08-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 76-0351992
            --------                                 -----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                   910 Pierremont, #312 Shreveport, LA. 71106
                    (Address of principal executive offices)
                                   (Zip Code)

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

         The number of shares of Common Stock outstanding as of the close of business on August 14, 2000, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X



                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of June 30, 2000 (unaudited) and
                   September 30, 1999.......................................................      3

                 Statements of Operations for the three and nine months ended
                   June 30, 2000 and 1999 (unaudited).......................................     4

                 Statements of Cash Flows for the
                   nine months ended June 30, 2000 and
                   1999 (unaudited).........................................................     5

                 Notes to Financial Statements (unaudited)..................................     6


      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................     8

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................    11

      Item 2.    Changes in Securities........................................................  11

      Item 3.    Defaults Upon Senior Securities..............................................  11

      Item 4.    Submission of Matters to a Vote
                   Of Security Holders........................................................  11

      Item 5.    Other Information  ..........................................................  11

      Item 6.    Exhibits and Reports on Form 8-K............................................   11

SIGNATURES....................................................................................  13

ITEM 1.  FINANCIAL STATEMENTS



                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS



                                                                                                June 30,          September 30,
                                                                                                  2000                1999
                                                                                               (Unaudited)
                                                                                              -------------       -------------
                                  ASSETS
Current Assets:
   Cash and cash equivalents                                                                   $    348,304       $    236,387
   Accounts receivable, net allowances of $311,625 and $308,489
     at June 30, 2000 and September 30, 1999, respectively                                        3,137,765          2,861,963
   Inventory                                                                                        114,517             91,460
   Prepaid expenses                                                                                 612,821            330,193
   Other current assets                                                                             109,112            174,022
                                                                                               ------------       ------------
       Total current assets                                                                       4,322,720          3,694,025
                                                                                               ------------       ------------

Property, plant and equipment, at cost                                                           14,298,060         14,141,354
   Accumulated depreciation                                                                      (6,383,145)        (5,321,419)
                                                                                               ------------       ------------
       Net property, plant and equipment                                                          7,914,914          8,819,935
                                                                                               ------------       ------------

Excess of cost over net assets acquired, net of accumulated amortization of
  $177,738 and $140,988 at June 30, 2000 and September 30, 1999, respectively                       379,493            416,243

Other intangible assets, net of accumulated amortization of $354,122 and
  $298,209 at June 30, 2000 and September 30, 1999, respectively                                     18,639             74,552
Other assets                                                                                         13,104             60,852
                                                                                               ------------       ------------
       Total assets                                                                            $ 12,648,870       $ 13,065,607
                                                                                               ============       ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                               $    407,111       $    120,484
   Current portion of long-term debt to unaffiliated lenders                                        478,895            739,401
   Accounts payable                                                                                 974,342          1,056,963
   Accounts payable to affiliated companies                                                           4,676              2,125
   Accrued liabilities                                                                              964,847            904,609
   Dividends Payable                                                                                497,550                  -
   Note payable majority shareholder                                                              5,629,379          5,774,165
                                                                                               ------------       ------------
       Total current liabilities                                                                  8,956,799          8,597,747
                                                                                               ------------       ------------

Long-term debt to unaffiliated lenders, net of current portion                                      806,037          1,120,241
                                                                                               ------------       ------------
       Total liabilities                                                                          9,762,836          9,717,988
                                                                                               ------------       ------------


Shareholders' Equity:
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
     issued and outstanding 7,750,000 at June 30, 2000 and
     September 30, 1999, respectively                                                                77,500             77,500
   Additional paid-in capital - preferred stock                                                   7,672,500          7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at June 30, 2000 and
     September 30, 1999                                                                              92,329             92,329
   Less cost of treasury stock 34,500 shares and 34,500 shares at
     June 30, 2000 and September 30, 1999, respectively                                             (51,595)           (51,595)
   Additional paid-in capital - common stock                                                     20,283,324         20,283,324
   Accumulated deficit                                                                          (25,188,024)       (24,726,439)
                                                                                               ------------       ------------
       Total shareholders' equity                                                                 2,886,034          3,347,619
                                                                                               ------------       ------------
       Total liabilities and shareholders' equity                                              $ 12,648,870       $ 13,065,607
                                                                                               ============       ============

 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED JUNE 30,            FOR THE NINE MONTHS ENDED JUNE 30,
                                                       2000                   1999                    2000                 1999
                                                   -----------------------------------            ----------------------------------
Revenues                                             $4,302,908             $4,457,973             $12,929,446         $13,568,396
Expenses:
     Cost of services                                 3,087,853              3,183,389               8,861,923           9,628,364
     Depreciation and amortization                      428,303                432,820               1,272,753           1,324,198
     Selling, general and
       administrative expenses                          725,766                717,532               1,928,819           2,202,055
                                                     ----------             ----------             -----------         -----------
     Income from operations                              60,986                124,232                 865,951             413,779
Other income (expense):
     Interest expense                                  (248,204)              (225,940)               (693,277)           (681,986)
     Other income (expense)                             (41,123)               (43,422)               (136,709)            639,477
                                                     ----------             ----------             -----------         -----------
Income (loss) before income taxes                      (228,341)              (145,130)                 35,965             371,270
Income taxes                                               -                      -                       -                   -
                                                     ----------             ----------             -----------         -----------

Net income (loss)                                    $ (228,341)            $ (145,130)            $    35,965         $   371,270

  Dividends on preferred stock                         (497,550)                  -                   (497,550)               -
                                                     ==========             ==========             ===========         ===========

Net Income (loss) applicable to
  common shareholders                                $ (725,891)            $ (145,130)            $  (461,585)        $   371,270
                                                     ==========             ==========             ===========         ===========

  Basic net income (loss)  per common share          $    (0.08)           ($   .(0.02)            $     (0.05)        $      0.04
                                                     ==========             ==========             ===========         ===========
  Fully diluted earnings (loss) per share            $    (0.08)           ($   .(0.02)            $     (0.05)        $      0.02
                                                     ==========             ==========             ===========         ===========

 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                       2000                 1999
                                                                                  ----------------------------------
Cash flow from operating activities:
   Net income                                                                        $   35,965          $   371,270
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      (Gain) loss on disposal of fixed assets                                            10,626             (819,976)
      Depreciation and amortization                                                   1,272,753            1,324,198
      Changes in operating assets and liabilities
            (Increase) decrease in accounts receivable, net                            (275,802)             676,323
            (Increase) decrease in inventory                                            (23,057)              28,896
            (Increase) decrease in prepaid expenses                                    (282,628)             131,497
            Decrease in other current assets and other assets                           112,658               53,822
            (Decrease) in accounts payable                                              (82,621)            (676,134)
            Increase in accounts payable to affiliated companies                          2,551                1,275
            (Decrease) in accrued liabilities                                            60,238             (313,084)
                                                                                     ----------          -----------
                          Total adjustments to net income                               794,718              406,817
                                                                                     ----------          -----------
                          Net cash provided by operating activities                     830,683              778,087
                                                                                     ----------          -----------
Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                                25,557              681,099
      Purchase of property, plant and equipment                                        (311,254)            (511,581)
                                                                                     ----------          -----------
                          Net cash provided by (used in)  investing activities         (285,697)             169,518
                                                                                     ----------          -----------
Cash flow from financing activities:
      Decrease in bank overdrafts                                                             -             (666,834)
      Proceeds from issuance notes payable                                              624,815              918,533
      Principal reduction of notes payable                                             (330,920)            (964,979)
      Purchase of treasury stock                                                                             (11,261)
      Proceeds from issuance of long-term debt to unaffiliated lenders                   22,867              342,572
      Reduction of long-term debt to unaffiliated lenders                              (604,844)            (862,486)
      Proceeds from issuance of note payable to majority shareholders                         -            1,732,579
      Payment of note payable to majority shareholders                                 (144,787)          (1,137,545)
                                                                                     ----------          -----------
                          Net cash used in financing activities                        (432,869)             (64,421)
                                                                                     ----------          -----------

Net increase in cash and cash equivalents                                               112,117              298,184
Cash and cash equivalents, beginning of period                                          236,387                    -
                                                                                     ----------          -----------
Cash and cash equivalents, end of period                                             $  348,504          $   298,184
                                                                                     ==========          ===========

The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation, treatment and disposal of biomedical waste in the southern and southeastern United States.

         Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle, Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

         The balance sheet at September 30, 1999 has been derived from the audited finacial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 1999.

(2)      NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share:

                                                          For the Three and Nine Months Ended June 30,
                                                     --------------------------------------------------------
                                                        2000         1999               2000          1999
                                                     ----------   -----------        ----------    ----------
Numerator:
   Net income (loss)                                ($  228,341)  ($  145,130)       $   35,965   $   371,270
   Less preferred dividends                            (497,550)        -              (497,550)        -
                                                     ----------    ----------        ----------   -----------
   Net income (loss) after preferred dividends         (725,891)     (145,130)         (461,585)      371,270
Denominator:
   Denominator for basic earnings per share--
     weighted average shares                          9,198,325     9,197,658         9,198,325     9,200,138
                                                     ----------    ----------        ----------   -----------
Effect of dilutive securities:
   Preferred shares                                       -            -                 -          7,750,000
                                                     ----------    ----------        ----------   -----------
   Denominator for diluted earnings per
     share-adjusted-weighted averag shares
     and assumed conversions                          9,198,325     9,197,658         9,198,325    16,950,138
                                                     ----------    ----------        ----------   -----------
   Basic earnings (loss) per share                   $    (0.08)   $    (0.02)       $    (0.05)  $      0.04
                                                     ----------    ----------        ----------   -----------
   Diluted earnings loss per share                   $    (0.08)   $    (0.02)       $    (0.05)  $      0.02
                                                     ----------    ----------        ----------   -----------

         In the three and nine month period ended June 30, 2000, stock options and warrants were not included in the net income per share computation because they were anitdilutive.

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

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, of which $333,695 had been utilized at June 30, 2000, and $1,000,000 for the financing of machinery and equipment, of which $540,808 had been utilized as of June 30, 2000. This agreement is guaranteed by Stericycle, Inc.

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note). Amounts due under the Note totaled approximately $5,629,379 as of June 30, 2000. The Note bears interest at the prime rate, which is currently 9.5%, plus 2.0%. The Company was required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter. The outstanding principal of this note and accrued but unpaid interest was originally due September 30, 1999. The Company has exercised options to extend the note maturity to a date not later than September 30, 2000.

         As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet its net income requirement under the Note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the original note as of August 1, 2000. The Amended and Restated Promissory Note (the Amended Note) which matures October 1, 2000 calls for interest to be paid quarterly at 13% annual rate. In addition, in connection with the Amended Note 3CI will issue WSI warrants for the purchase up to 351,836 shares of 3CI Common stock at an exercise price of $.20 per share. The warrants expire September 20, 2002. The Note was amended and restated pursuant to a waiver by WSI of all existing events of default under the existing indebtedness. The Amended Note may be renewed at maturity at terms to be negotiated contingent on the Company achieving certain EBITDA covenants.

(4)      PREFERRED STOCK

         On June 1, 2000 the Board of Directors of American 3CI declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. The resolution called for the payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board. In addition to the dividends declared, undeclared dividends in arrears for the series B preferred stock totaled $96,514.

         Also on June 1, 2000 the Board of Directors declared a dividend of $0.0054 for the Series C preferred stock totaling $4,050 and representing dividends accrued for the period from April 6, 2000 to April 30, 2000. The resolution called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board. In addition to the dividends declared, undeclared dividends in arrears for the series C preferred stock totaled $10,341.

 (5)     COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                                      THREE MONTHS                NINE MONTHS
                                                          ENDED                      ENDED
                                                        JUNE 30,                    JUNE 30,
                                                     2000       1999            2000        1999
                                                   -------    -------         -------     -------
       Revenues                                    $ 4,303    $ 4,458         $12,929     $13,568
       Cost of services                             (3,088)    (3,183)         (8,863)     (9,628)
       Depreciation and amortization                  (428)      (433)         (1,273)     (1,324)
       Selling, general and administrative            (726)      (718)         (1,928)     (2,202)
                                                   -------    -------         -------     -------
       Net income from operations                       61        124             866         414
                                                   -------    -------         -------     -------
       Interest expense                               (248)      (226)           (693)       (682)
       Other income (expense) net                      (41)       (43)           (137)        639
                                                   -------    -------         -------     -------
       Net loss                                    $  (228)    $ (145)        $    36        $371
                                                   =======    =======         =======     =======
       EBITDA*                                     $   448     $  514         $ 2,002     $ 2,377
                                                   =======    =======         =======     =======

* EBITDA is calculated as the sum of the net income, plus net interest expense, income tax expense, depreciation expense, and amortization expense, to the extent deducted in calculating net income.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

REVENUES decreased by approximately $155,000 or approximately 3.5%, to $4,302,908 during the three months period ended June 30, 2000, from $4,457,973 for the three-month period ended June 30, 1999. The reduction was primarily attributable to declining pricing across the Company's customer base.

COST OF SERVICES decreased approximately $96,000 or 3.0%, to approximately $3,087,853 during the three months ended June 30, 2000, compared to approximately $3,183,389 for the three month period ended June 30, 2000. The decrease in cost of services, is attributable to lower packaging and container costs, lower transportation costs and lower external processing fees. Cost of revenues as a percentage of revenues increased to 71.8% during the three months ended June 30, 2000 as compared to 71.4% during the three months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION expense decreased to $428,303 for the three months ended June 30, 2000, from $432,820 for the three months ended June 30, 2000. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $725,766 during the three months ended June 30, 2000, from $717,532 during the three months ended June 30, 1999. This increase of $8,234, or 1%, is primarily attributable to an increase in professional fees offset by reductions in various administrative expenses and advertising costs. Selling, general and administrative expenses increased as a percentage of revenue to 16.9% for the three months ended June 30, 2000, as compared to 16.1% for the three months ended June 30, 1999.

INTEREST EXPENSE increased by $22,264 or 9.9%, to $248,204 during the three months ended June 30, 2000, as compared to $225,940 for the three months ended June 30, 1999. The increase was primarily due to increased loan commitment fees and the prime rate based variable interest rate related to the promissory note with WSI.

EBITDA for the three months ended June 30, 2000 totaled $448,166 or 10.4% of revenue. This reflected a decrease of approximately $65,464 or 12.7% from the similar period for 1999 which totaled $513,630 or 11.5% of revenue. This decrease is primarily attributable to the reduction in revenue and stable costs described above.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999:

REVENUES decreased by $638,950, or 4.7%, to $12,929,446 during the nine months period ended June 30, 2000, from $13,568,396 for the nine month period ended June 30, 1999. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory in 1999. Net of the sale of routes in Oklahoma in February 1999, revenues decreased by $81,801 or less than 1%.

COST OF SERVICES decreased $766,441, or 8.0%, to $8,861,923 during the nine months ended June 30, 2000 compared to $9,628,364 for the nine month period ended June 30, 1999. The reasons for the decrease were primarily the result of the Company selling certain routes in its Oklahoma territory. The decrease in cost of services is also attributable to the reduction of the Company's packaging and container costs, transportation costs and external processing fees. Net of the effect of the sale of the Oklahoma routes cost of services decreased 3.5%. Cost of Services as a percentage of revenues decreased to 68.5% during the nine months ended June 30, 2000, as compared to 71.0% during the nine months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION expense decreased to $1,272,753 for the nine months ended June 30, 2000, from $1,324,198 for the nine months ended June 30, 1999. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased 12.4 % or $273,236 to $1,928,819 or 14.9% of revenue during the nine months ended June 30, 2000, from $2,202,055 or 16.2% of revenue during the nine months ended June 30, 1999. The decrease was primarily attributable to a one-time benefit from the settlement of an insurance claim for $200,000 in 2000. Exclusive of this benefit the selling, general and administrative expenses decreased by $73,236, or 3.3%, as a result of the reduction in various sales and administrative expenses.

INTEREST EXPENSE increased by $11,291 or 1.7% to $693,277 during the nine months ended June 30, 2000 as compared to $681,986 during the nine months ended June 30, 1999. The increase was primarily due to higher loan commitment fees and an increase in the interest rate for the WSI promissory note, which is variable and tied to the prime rate.

EBITDA for the nine months ended June 30, 2000 totaled $2,001,995 or 15.5% of revenue. This reflected a decreased of $375,459 or 15.8% from the similar period for 1999 which totaled $2,377,454 or 17.5% of revenue. This decrease is primarily due to the sale of certain customer routes in the Company's Oklahoma territory during 1999. Adjusted for a one-time benefit of an insurance settlement totaling $200,000 received in the nine month period ended June 30, 2000 and adjusted for the sale of certain customer routes in Oklahoma, EBITDA for the nine month period increased by $310,774 or 13.1%. This increase is primarily due to the reduction in cost and expenses and increased income from operations described above.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $995,300 compared to a net working capital exclusive of the note payable to its majority shareholder of $870,443 at September 30, 1999. This increase in net working capital of $124,857 is related to increases in accounts receivable and prepaid assets.

         Net cash provided by operating activities was $830,683 during the nine month period ended June 30, 2000, compared to $778,087 for the nine-month period ended June 30, 1999. This increase reflects a one-time benefit from the settlement of an insurance claim for $200,000 during the period ended June 30, 2000, net of a gain on the sale of certain routes in Oklahoma during the period ended June 30, 1999 which totaled $819,976.

         Net cash used in investing activities for the nine months ended
June 30, 2000, was $285,697 compared to $169,518 provided by investing activities during the similar period for 1999 which included $681,099 in proceeds from the sale of assets. During the nine months ended June 30, 2000, the Company invested $311,254 for purchases of transportation and other equipment, computer equipment and software.

         Net cash used in financing activities was $432,869 during the nine month period ended June 30, 2000, as compared to net cash used in financing activities of $649,421 during the nine month period ended June 30, 1999. The difference is primarily the result of repayment of notes payable, the repayment of notes payable to the majority shareholder and the repayment of long term debt.


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

EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

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


                                    3CI COMPLETE COMPLIANCE CORPORATION
                                    (Registrant)


Dated: August 14, 2000

                                    By: /s/ Curtis W. Crane
                                        ----------------------------------------
                                        Curtis W. Crane, CPA
                                        Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBITS

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