Form 10-K405
period 2000-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2000-12-29
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _________________ to __________________

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

       Registrant's telephone number, including area code (318) 869-0440

                                   ----------

         Securities Registered Pursuant to Section 12(b) of the Act:     None

         Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the OTC Bulletin Board on December 28, 2000 was approximately $573,143 computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on December 28, 2000 was 9,198,325.


--------------------------------------------------------------------------------

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

                                   ----------


                                                                                                   PAGE
                                                                                                   ----
                                     PART I
     Item 1.   Business..........................................................................    3
     Item 2.   Properties........................................................................   10
     Item 3.   Legal Proceedings.................................................................   10
     Item 4.   Submission of Matters to a Vote of Security Holders...............................   11

                                     PART II

     Item 5.   Market for Registrant's Common
                      Equity and Related Stockholder Matters.....................................   11
     Item 6.   Selected Financial Data...........................................................   12
     Item 7.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................   13
     Item 7a.  Qualitative Disclosures about Market Risk.........................................   16
     Item 8.   Financial Statements and Supplementary Data.......................................   16
     Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure........................................   16

                                    PART III

     Item 10.   Directors and Executive Officers of the Registrant ..............................   17
     Item 11.   Executive Compensation...........................................................   19
     Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management......................................................   22
     Item 13.   Certain Relationships and Related
                      Transactions...............................................................   22

                                     PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K....................................................   23

     Signature Page .............................................................................   26

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

DISPOSAL TECHNOLOGY

         INCINERATION. The Company operates two incinerators with a capacity to treat 36 tons of medical waste per day at its Springhill, Louisiana facility and one incinerator with a treatment capacity of 12 tons per day at its Birmingham, Alabama location. The incineration process is a two-stage process that ensures the complete destruction of all pathogens. Most medical waste consists of disposable paper and plastic products, which burn readily. In an incinerator, medical waste is first burned and reduced to ash. The resulting gases are then heated in the incinerator to a temperature of approximately 1800 degrees F to 2000 degrees F, assuring the destruction of all pathogens. This process produces exhaust gas that is subsequently passed through scrubbers and bag houses to incinerator stacks to ensure compliance with applicable air quality standards. The remaining ash, which at this stage is sterilized and free of pathogens, is then transported by truck to licensed landfills. Ash currently is not considered hazardous under regulations of the Environmental Protection Agency ("EPA"), but is regulated at the state level by various state agencies.

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

MEDICAL WASTE CONTAINERS

        The Company's policy is to accept medical waste from customers only if it is packaged in containers provided or approved by the Company. The Company furnishes its customers with multiple containers, reusable plastic carts, plastic reusable and rigid cardboard containers for disposal of medical waste products. These containers are clearly marked with the "biohazard" symbol to draw attention to their contents and are lined with specialized plastic bags and sealed to minimize potential contact with the medical waste products by health care workers and medical waste handlers. The Company also furnishes its customers with rigid reusable plastic containers clearly marked as biohazardous and designed to contain certain types of medical waste, such as hypodermic needles, scalpels and other so-called

"sharps". Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The Company believes that its emphasis on proper containerization results in safer medical waste disposal and minimizes potential hazards or liabilities to the Company and its customers.

         The Company also provides reusable plastic containers for certain customers. The Company believes the use of reusable containers has the potential to lower costs to the Company. The rigid, plastic containers generally are larger than the disposable boxes and can therefore hold greater volumes of waste.

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

CUSTOMERS

         The Company's health care customer base is diverse, with about 13,000 accounts in Arkansas, Florida, Georgia, Louisiana, Texas, Alabama, Mississippi, and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no individual customer generates five percent or more of the Company's revenues.

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

INSURANCE COVERAGE

         The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. The Company carries a range of insurance coverage, including a comprehensive general liability policy in the amount of $1,000,000 with a combined single limit for bodily injury and property damage, and a $5,000,000 excess umbrella liability policy. The Company carries $3,000,000 per occurrence of such coverage for the incineration facilities used by the Company. The Company also carries $1,000,000 per occurrence of transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during transportation. The Company believes that the types of insurance it carries and amounts of coverage are customary in the industry and are sufficient to protect the Company against the covered liabilities. There can be no assurance, however, the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain it's current insurance at existing levels and prices, or at all.

EMPLOYEES

         A December 28, 2000, the Company had approximately 175 full-time and 4 part-time employees. Two of the employees are employed in executive capacities; the remaining are in transportation operations, treatment facility operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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

       STATE TRANSPORT PERMITS. Transportation permits currently are required in a number of states. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally include driver safety and training, waste packaging, labeling and tracking requirements. The Company currently holds all necessary hauling permits in each state in which it conducts operations. There can be no assurance that any of the

Company's current permits will be renewed or that, if the Company is able to identify and secure additional locations for treatment or other waste processing facilities or transfer stations, all necessary permits will be obtained, or that if such permits are granted that they will be granted in a timely manner or under conditions that will be acceptable to the Company.

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

       A significant portion of the waste the Company handles is "Regulated Medical Waste", which as defined in the DOT Regulations, includes cultures and stocks, pathological waste, human blood and any blood products, sharps, animal waste, isolation waste, and unused sharps. These wastes are considered to be of medium danger. To meet the packaging standards, packages containing these wastes must be rigid, leak resistant and impervious to moisture, of sufficient strength to prevent tearing or bursting while under normal conditions of use and handling, sealed to prevent leakage during transport, puncture resistant for sharps and sharps with residual fluids, and break resistant and tightly sealed for fluids in quantities greater than 20 cubic centimeters. The DOT regulations also prescribe labeling standards for all infectious and regulated waste and testing protocols for manufacturers and suppliers of packaging.

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

       FEDERAL CLEAN AIR ACT. The Federal Clean Air Act and related regulations may apply to the air emissions from the Company's incineration facilities. The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. These regulatory programs are based on several types of air quality standards: national air quality standards, national emissions standards for hazardous air pollutants, new source performance standards, technology-based standards and acid disposition requirements. The Company is required to design, construct and operate its facilities in accordance with the Federal Clean Air Act and obtain all permits and approvals required therein.

       FEDERAL CLEAN WATER ACT. Water discharges from the disposal processes, if any, and storm water discharges may be regulated under the Federal Clean Water Act and implementing regulations. Pursuant to the Federal Clean Water Act, the EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges of water. The Company is required to design, construct and operate its facilities in accordance with the Federal Clean Water Act and obtain all permits and approvals required therein.

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

ITEM 2. PROPERTIES

        The Company's principal executive offices are located in approximately 6,100 square feet of office space in Shreveport, Louisiana, which is leased under a lease expiring in December 2001, under which the Company paid approximately $76,402 during fiscal 2000. A summary description of the Company's operating properties is set forth below:

   LOCATION                        TYPE OF FACILITY                            CAPACITY             OWNED/LEASE
   --------                        ----------------                            --------             -----------

Shreveport, LA               Corporate Office                                 N/A                      Leased
San Marcos, TX               Sales & Transportation                           N/A                      Leased
Carthage, TX                 Sales & Transportation                           N/A                      Leased
Grand Prairie, TX            Sales & Transportation                           N/A                      Leased
Kenner, LA                   Sales & Transportation                           N/A                      Leased
Fresno, TX                   Sales & Transportation, Transfer Station         N/A                      Owned
Birmingham, AL               Sales & Transportation                           N/A                      Leased
Jackson, MS                  Sales & Transportation, Transfer Station         N/A                    Owned Land
Springhill, LA               Sales & Transportation                           N/A                      Owned
Bismark, AR                  Sales & Transportation, Transfer Station         N/A                      Leased
Springhill, LA               Incinerator                                      36 tons/day              Owned
Springhill, LA               Chem-Clav                                        30 tons/day          Lease-Purchase
Birmingham, AL               Incinerator                                      12 tons/day              Owned
Birmingham, AL               Microwave Unit                                   10.8 tons/day            Owned


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "TCCC." On September 14, 1999, the Company was informed that the Company's Common Stock securities would be delisted from the NASDAQ Stock Market effective with the close of business on September 14, 1999. The Common Stock was immediately eligible to be traded on the OTC Bulletin Board.

          The following table provides the high and low bid quotations for the NASDAQ Small-Cap market up to September 14, 1999, and on the OTC Bulletin Board thereafter for each of the quarterly periods indicated for the fiscal years ended September 30, 2000 and 1999. These quotations indicated the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       HIGH                LOW
        FISCAL 1999:

        First Quarter                                 $1.375              $0.750
        Second Quarter                                $1.188              $0.469
        Third Quarter                                 $0.938              $0.531
        Fourth Quarter                                $0.813              $0.250

        FISCAL 2000:

        First Quarter                                 $0.625              $0.250
        Second Quarter                                $0.688              $0.250
        Third Quarter                                 $0.625              $0.313
        Fourth Quarter                                $0.453              $0.188

        As of December 28, 2000, the approximate number of beneficial holders of record of the Company's Common Stock was 425, and the closing sale price of the Common Stock on December 28, 2000 was $0.14.

        The Company declared, but did not pay, preferred stock dividends of $497,550 during the fiscal year ended September 2000. The Company has never paid dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following information is derived from the Company's audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                           YEAR ENDED SEPTEMBER 30,
                                                  2000              1999            1998              1997            1996
                                              -------------    -------------    -------------    -------------    -------------
Selected Statement of Operations Data:
Revenues ..................................   $  17,216,778    $  18,121,295    $  19,008,696    $  18,789,749    $  17,748,300
Costs and expenses:
     Cost of Sales ........................      12,077,440       12,609,173       14,058,522       14,285,834       13,815,480
     Write off of intangibles .............              --               --               --               --       11,385,328
     Write off of assets ..................              --               --               --               --        1,183,446
     Selling, general and administrative ..       2,859,392        3,030,843        3,110,671        3,080,398        4,343,246
     Depreciation and amortization ........       1,704,262        1,750,702        1,297,620        1,352,015        2,224,161
                                              -------------    -------------    -------------    -------------    -------------
 Total operating expenses .................      16,641,094       17,390,718       18,466,813       18,718,247       32,951,661
                                              -------------    -------------    -------------    -------------    -------------
Income (Loss) from operations .............         575,684          730,577          541,883           71,502      (15,203,361)
Interest income (expense) .................      (1,021,850)        (911,411)        (661,715)        (902,229)        (839,089)
Other income (expense) net ................        (140,390)         752,476          131,721         (257,461)        (214,335)
 Accretion of put option ..................              --               --               --               --          (26,052)
                                              -------------    -------------    -------------    -------------    -------------
Net Income (Loss) .........................   $    (586,556)   $     571,642    $      11,889    $  (1,088,188)   $ (16,282,837)
                                              =============    =============    =============    =============    =============
Basic net income (loss) per common share ..   $       (0.12)   $        0.06    $        0.01    $       (0.12)   $       (1.84)
                                              =============    =============    =============    =============    =============
Diluted net income (loss) per common
  share ...................................   $       (0.12)   $        0.03    $        0.01    $       (0.12)   $       (1.84)
                                              =============    =============    =============    =============    =============

SELECTED BALANCE SHEET DATA:
Working Capital (deficit) .................      (4,910,978)      (4,903,722)      (6,785,489)      (6,135,666)     (10,774,499)
Property, plant and equipment, net ........       7,611,533        8,819,935        9,897,085        8,449,748        8,462,619
Total Assets ..............................      11,925,397       13,065,607       14,618,340       13,157,605       13,374,819
Long-term Debt, current maturities ........         447,948          739,401        1,619,889        1,373,617        1,314,290
Long-term Debt, net of current Maturities .         702,760        1,120,241          986,524          986,467          742,400
Shareholders' Equity ......................       2,380,967        3,347,619        2,759,511        1,964,122       (4,014,035)
Cash dividends per share ..................              --               --               --               --               --



----------

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

         Competition in the medical waste industry has been high for several years. The Company competes against companies that have access to greater capital resources. One of those competitors is Stericycle, Inc., which owns 100% of the capital stock of WSI, the Company's majority shareholder. During fiscal year 1999 and 2000, the medical waste industry became more consolidated. In November 1999, Stericycle, Inc. completed the purchased of the medical waste assets formerly operated by Browning-Ferris Industries, Inc., its largest competitor, from Allied Waste.

         The Company has substantial indebtedness owed to WSI. This indebtedness currently consists of a note in the principal amount of $5,629,379. In 1997 and 1998, through a series of transactions described below, certain additional debt that the Company owed to WSI previously was converted into 7,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") and 750,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"). The Series B Preferred Stock and Series C Preferred Stock have substantially identical terms. See "--Liquidity and Capital Resources."

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

         REVENUES decreased by $904,517, or 5.0%, to $17,216,778 during the fiscal year ended September 30, 2000, from $18,121,295 for the fiscal year ended September 30, 1999. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory. Net of the sale of routes in Oklahoma in February 1999, revenues decreased by $360,970 or 2.1%.

         COST OF SERVICES decreased $531,733 or 4.2%, to $12,077,440 during the year ended September 30, 2000, compared to $12,609,173 for fiscal 1999. The decrease is primarily the result of the Company selling certain routes in its Oklahoma territory. The decrease in cost of services is also attributable to the reduction of the Company's packing and container costs, transportation cost and external processing fees. Net of the effect of the sale of the Oklahoma routes Cost of Services decreased 1.0%. Cost of services as a percentage of revenues increased to 70.1% during 2000 from 69.6% during 1999. Gross margin before depreciation and amortization remained constant at 29.9% of revenue for the fiscal year ended 2000 as compared to 30.4% for the fiscal year ended 1999.

         DEPRECIATION AND AMORTIZATION expense decreased $46,440 or 2.7% to $1,704,262 for fiscal year ended 2000, from $1,750,702 for fiscal 1999. This decrease was related to certain assets becoming fully depreciated.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased $171,451 or 5.7% to $2,859,392 or 16.6% of revenue during the fiscal year ended September 30, 2000 from $3,030,843, or 16.7% of revenue during the year ended September 30, 1999. This decrease is primarily the result of a reduction in salaries, professional fees, and various other administrative expenses.

         INTEREST EXPENSE increased by $110,439, or 12.1%, to $1,021,850 during the fiscal year ended September 30, 2000, as compared to $911,411 in the fiscal year ended September 30, 1999. This increase was primarily due to higher loan commitment fees and an increase in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate.

        OTHER INCOME AND EXPENSE decreased by $892,866 or 118.7% to $140,390 expense during the fiscal year ended September 30, 2000, from ($752,476) income for the fiscal year ended September 30, 1999. This decrease is primarily a result of the sale of certain of the Company's routes in Oklahoma described above that totaled $898,690.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998

        REVENUES decreased by $887,401, or 4.7%, to $18,121,295 during the fiscal year ended September 30, 1999, from $19,008,696 for the fiscal year ended September 30, 1998. This decrease is primarily a result of the Company selling off certain routes in its Oklahoma territory.

        COST OF SERVICES decreased $1,449,349, or 10.3%, to $12,609,173 during the year ended September 30, 1999, compared to $14,058,522 for fiscal 1998. The decrease is attributable to lower costs at the Company's treatment facilities and a reduction in transportation cost, as well as the sale of certain routes in the Company's Oklahoma territory. Cost of revenues as a percentage of revenues decreased to 69.6% during 1999 from 74% during 1998. Gross margin before depreciation and amortization totaled 30.4% of revenue compared to 26% for the fiscal year ended.

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

        SELLING, GENERAL AND ADMINISTRATIVE expenses decreased $79,828, or 2.6% to $3,030,843 during the year ended September 30, 1999 from $3,110,671 during the year ended September 30, 1998. The decrease was primarily attributable to a reduction in salaries and other professional fees. Selling, general and administrative expenses, as a percentage of revenue increased to 16.7% in fiscal 1999 from 16.4% in fiscal 1998.

        INTEREST EXPENSE increased by $249,696, or 37.7%, to $911,411 during the fiscal year ended September 30, 1999, from $661,715 in fiscal 1998. This increase resulted from increased borrowings to purchase capital equipment and an increase in its borrowing rate from WSI.

        OTHER INCOME AND EXPENSE increased approximately $620,755 or 471% to $752,476, due primarily to the sale of certain of the Company's routes in Oklahoma.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its working capital needs, capital expenditures and acquisitions using internally generated funds as well as borrowing from third parties and advances from WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of the Chem-Clav unit, and the indebtedness incurred in connection with the purchase of rolling stock. During fiscal 2000, 1999, and 1998, the Company invested approximately $410,885, $688,345, and $2,789,934, respectively, for transportation, machinery and equipment at its treatment and transportation locations, computer equipment and software. The 1998 amount includes approximately $810,000 for the construction of the Chem-Clav technology at the Company's Springhill, Louisiana treatment facility. In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, of which $390,291 had been utilized at September 30, 2000, and $1,000,000 for the financing of equipment, of which $521,416 and $633,583 had been utilized at

September 30, 2000 and 1999 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         On October 1, 1998, WSI and the Company, amended and restated a revolving promissory note which had been extended from its original maturity date in 1997 ("the Note"). The Note totaled approximately $5,800,000 as of September 30, 1999, consisting of approximately $5,400,000 due under the original note, $493,000 of accounts payable to WSI added to the note on October 1, 1998, and approximately $144,000 of accrued and unpaid interest, which was capitalized and added to the principal balance effective January 1, 1999.

         As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet its net income requirement under the Note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the original note as of August 1, 2000. The Amended and Restated Promissory Note (the "Amended Note") which matured October 1, 2000 called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In addition, in connection with the Amended Note 3CI will issue WSI warrants for the purchase up to 351,836 shares of 3CI Common stock at an exercise price of $.20 per share. The warrants expire September 20, 2002. The Note was amended and restated pursuant to a waiver by WSI of all existing events of default under the existing indebtedness. As of October 1, 2000 the Amended Note was again extended to January 1, 2001. The Amended note calls for interest to be paid quarterly in arrears at the prime rate plus 3.5% per annum not to exceed 13%. In addition, in connection with the Amended Note 3CI will issue WSI warrants for the purchase of up to 541,286 shares of 3CI Common stock at an exercise price of $.10 per share. The Amended Note may be renewed at maturity at terms to be negotiated contingent on the Company achieving certain EBITDA covenants. WSI intends to support the Company through the year 2001.

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

         At September 30, 2000, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $718,401 compared to a net working capital of $870,443 and ($1,781,086) at September 30, 1999 and 1998, respectively. This decrease in net working capital of ($152,042) was due to the declaration of preferred stock dividends of $497,550.

         Net cash provided by operating activities was $1,429,540 during the year ended September 30, 2000, compared to $1,732,430 for the year ended September 30, 1999. This decrease reflects the Company's loss in the fiscal year ended September 30, 2000. Net cash provided by operations was $1,732,430, during the year ended September 30, 1999, compared to net cash provided by operations of $1,228,643 during the year ended September 30, 1998. This increase reflected an improvement in the Company's income from operations.

         Net cash provided by (used in) investing activities for the year ended September 30, 2000, was ($358,434) compared to $1,545 for the fiscal year ended September 30,

1999. This increase primarily reflects an increase in cash used for the capital expenditures. Net cash provided by (used in) investing activities for the year ended September 30, 1999, was $1,545 compared to ($2,575,273) for the fiscal year ended September 30, 1998. This increase in cash provided was the result of the proceeds from the sale of certain routes in the Oklahoma territory and a reduction in the level of capital expenditures from the year ended September 30, 1998.

         Net cash used in financing activities was ($746,304) during the year ended September 30, 2000 compared to net cash used by financing activities of ($1,497,588) during the year ended September 30, 1999. The difference is primarily the result of the repayment of long term debt and notes payable and the reduction of borrowings. Net cash provided by (used in) financing activities during the year ended September 30, 1999, was ($1,497,588) as compared to net cash provided by financing activities of $1,346,630 during the year ended September 30, 1998. The difference is primarily the result of the repayment of long term debt and notes payable and the reduction of borrowings.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $2,139,556 for the fiscal year ended September 30, 2000 which reflected a decrease of $1,094,229 from the similar period for 1999 which totaled $3,233,785. The decrease was primarily due to the sale of certain customer routes in the Company's Oklahoma territory during 1999. EBITDA increased by $1,259,774 to $3,233,785 for the year ended September 30, 1999 as compared to $1,971,224 for the same period ended September 30, 1998. This increase consisted of the sale of certain routes described above totaling approximately $920,000 and an overall improvement in the operations of the Company.

         The Company settled a lawsuit with the City of Center in October 1998 under which the city agreed to pay the Company the aggregate amount of $380,000 for breaking the exclusivity of the an incineration contract. The Company received $200,000 of this settlement in October 1998, with the remaining balance of $180,000 to be paid over 24 months. The balance as of September 30, 2000 is $7,500.


ITEM 7A.  QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility with WSI, its majority shareholder, thereby increasing debt service obligation which could adversely effect the Company's cash flows. The interest rate for the Note is variable and tied to the prime rate not to exceed 13%. An increase in the prime rate would not effect the rate of interest for the note as the rate is currently 13%. A decrease in the prime rate of 1% would have the effect of decreasing interest expense by approximately $56,294 over 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule listed in
Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 10, 1999, Heard, McElroy & Vestal LLP was dismissed from its role as principal accountants. The decision to engage Ernst & Young LLP for the audit of the financial statements for the fiscal year ended September 30, 1999 was recommended by the Company's audit committee of Board of Directors primarily in an effort to reduce outside accounting fees and to benefit from Ernst & Young's national reputation.

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

         The audit report of Heard, McElroy & Vestal LLP on the consolidated financial statements of 3CI Complete Compliance Corporation for the year ended September 30, 1998 did not contain any adverse opinion or disclaimer of opinion; however, the 1998 financial statements were prepared assuming that the Company would continue as a going concern. The auditors' reports included an explanatory paragraph that described circumstances that raise substantial doubt about the Company's ability to continue as a going concern.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        During the fiscal year ended September 30, 2000 the Board of Directors held five meetings. Each of the current directors who then were in office attended at least 75% of the meetings of the Board of Directors and each committee thereof on which such Director served. The Board of Directors has an Audit Committee, and a Compensation Committee.

        AUDIT COMMITTEE - The Audit Committee met once during the fiscal year and is currently composed of three members, Messers ten Brink, Schoonmaker, and Waller. All members of the Audit Committee are independent, in accordance with the existing requirements of the Securities Exchange Commission. The functions of the Audit Committee include meeting with the Company's independent auditors annually to review financial results, audited financial statements, internal financial controls and procedures and audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of the Company's independent auditors, approves services provided by the independent public accountants before providing such services, and evaluates the possible effect the performance of such services will have on the accountants' independence. The Board of Directors has adopted a new written charter for the Audit Committee effective October 23, 2000.

        COMPENSATION COMMITTEE - The Compensation Committee met three times during the fiscal year ended September 30, 2000, and is currently composed of Messrs. Schoonmaker, Waller and Tomasello. The Compensation Committee recommends to the Board of Directors the compensation for the Company's executive officers; administers and makes awards under the Company's compensation plans; and monitors and makes recommendations with respect to the Company's various employee benefit plans.

        The following table sets forth certain information as of December 28, 2000, with respect to the Directors and executive officers of the Company. All Directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.

             NAME                        AGE      POSITION
             ----                        ---      --------
        Jack W. Schuler                  59       Chairman of the Board
        Otley L. Smith III               51       President and Director
        Curtis W. Crane                  41       Chief Financial Officer, Secretary
                                                  and Treasurer
        Mark C. Miller                   44       Director
        Frank J.M. ten Brink (2)         45       Director
        Anthony J. Tomasello (1)         54       Director
        David J. Schoonmaker (1)(2)      56       Director
        Robert M. Waller (1)(2)          56       Director

(1)      Serves on the Company's compensation committee

(2)      Serves on the Company's audit committee

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

         OTLEY L. SMITH III has served as President and a Director of the Company since June 2000. From 1998 until 2000, he served as a consultant to the medical waste industry. In 1986 he founded Med-Compliance Services, Inc. and served as President until 1998. In 1995, he founded Technology 2100, Inc. and managed the development of a new medical waste treatment technology that was approved for use by the U.S. EPA (FIFRA) and several states. For the past ten years Mr. Smith has served as the industry representative in public sector initiatives to standardize medical waste management regulations in several southwestern states.

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


DIRECTOR COMPENSATION

        During the fiscal year ended September 30, 2000, Directors who are officers or employees of the Company or associated with WSI received no additional compensation for their services as members of the Board of Directors. Directors who are not such officers or employees currently receive $2,000 for each meeting attended in person, $500 for each telephonic meeting, and $500 for each committee meeting of the Board of Directors and were awarded options to purchase shares of Common Stock.

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


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the officers for the fiscal years ended September 30, 1998, September 30, 1999 and September 30, 2000. No other named executive officer received bonus and salary, which exceeded $100,000 in 1998, 1999 and 2000.

                                                                                                                   LONG TERM
                                                                     ANNUAL                                  COMPENSATION AWARDS
                                                                  COMPENSATION                               -------------------
                                                                  ------------                                   SECURITIES
                                                                                                                 UNDERLYING
         NAME AND PRINCIPAL POSITION                 YEAR            SALARY               BONUS                OPTIONS/SARS(#)
         ---------------------------                 ----         ------------          ---------            -------------------
         Otley L. Smith, III, President (1)          2000            $50,000

         Charles D. Crochet, President (1)           2000           $160,000             $8,000                       --

                                                     1999           $160,000

                                                     1998           $160,000                                     180,000 (2)
                                                                                                                  84,000 (3)

         Curtis W. Crane, Chief Financial Officer    2000           $105,000            $20,000

                                                     1999           $105,000                                      90,000 (4)

----------

(1) On June 8, 2000 Charles Crochet, President, resigned. Otley L. Smith was appointed as President of 3CI Complete Compliance Corporation.

(2) In July 1998, Mr. Crochet received an option to purchase 180,000 shares of Common Stock at $1.50 per share that vests in annual increments of 60,000 shares on July 31 of each year for three years commencing July 31, 1999. All of such options expire July 31, 2008.

(3) Under the terms of Mr. Crochet's employment agreement, which became effective June 1, 1998, certain options that Mr. Crochet held for a total of 122,500 shares of Common Stock were converted into new options for 84,000 shares of Common Stock and repriced. At the time of such repricing, 32,500 options had an exercise price of $3.00 per share and 90,000 options had an exercise price of $2.00 per share. The 84,000 new options have an exercise price of $1.50 per share and expire August 31, 2005.

(4) In April 1999, Mr. Crane received an option to purchase 90,000 shares of common stock at $1.00 per share which vests in annual increments of 30,000 shares on April 27 of each year for three years commencing in 2000. All of such options expire April 27, 2009.



2000 OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the named executives during the fiscal year ended September 30, 2000. No executives exercised any Common Stock options during fiscal 2000.


NAME                                  NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED IN-THE-MONEY
----                                     OPTIONS/SARS AT                               OPTIONS AT
                                       FISCAL YEAR-YEAR (#)                      FISCAL YEAR-YEAR (#)(1)
                                 --------------------------------           ---------------------------------
                                 Exercisable        Unexercisable           Exercisable         Unexercisable
                                 -----------        -------------           -----------         -------------
Charles D. Crochet                 204,000              60,000                  --                    --
Curtis W. Crane                     30,000              60,000                  --                    --

----------

(1) The exercise price per share exceeded the closing price of a share of Common Stock on September 30, 2000, and accordingly, none of Mr. Crochet and Mr. Crane's stock options were in the money at fiscal year end.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors of the Company performs, among other functions, the functions normally performed by a compensation committee. During the fiscal year 2000, the following persons served on the Board of Directors and participated in the deliberations concerning executive officer compensation:
Anthony J. Tomasello, David Schoonmaker and Robert Waller.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of December 22, 2000 the number of shares of Common Stock beneficially owned by each (i) director (ii) executive officer, and (iii) all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person.

NAME BENEFICIAL OWNER
PERCENTAGE OF SHARES                                                                    NUMBER OF SHARES(1)
Waste Systems, Inc.(1)..................................................................    13,747,570
77.1%
Jim  Shepherd (2).......................................................................       490,189
5.3%
Jack W. Schuler.........................................................................            --

Otley L. Smith..........................................................................            --

Mark C. Miller..........................................................................            --

Frank J.M. ten Brink....................................................................            --

David Schoonmaker (3)...................................................................        97,000
1.0%
Anthony Tomasello.......................................................................            --

Curtis W. Crane (4).....................................................................        31,700
 .3%
Robert M. Waller(5).....................................................................        50,000
 .5%
All Directors and executive officers as a group (7 persons) ............................       224,359
2.4%

----------

(1) A Schdule 13D dated October 14, 1998 reflects that WSI is the beneficial owner of 5,104,448 shares of Common Stock. Such Schedule 13D reflects that Stericycle, Inc. owns 100% of WSI. Assumes the conversion of 7,750,000 shares of preferred stock owned by WSI into 7,750,000 shares of Common Stock. Assuming the preferred stock are not converted, WSI would own 55%, also assumes conversion of 893,122 warrants.

(2) A schedule 13D dated September 30, 1998 reflects that Mr. Shepherd is the beneficial owner of 490,100 shares of Common Stock.

(3)      Includes 80,000 shares issuable upon the exercise of vested options.

(4)      Includes 50,000 shares issuable upon the exercise of vested options.

(5)      Includes 30,000 shares issuable upon the exercise of vested options.

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

         On September 30, 1998, Stericycle acquired 100% of the common stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the Company's Common Stock and 100% of the Company's outstanding preferred stock, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock . The Preferred Shares are convertible into 7,750,000 shares of Common Stock, which if converted, would increase WSI's ownership percentage to 75.8%.

         On October 1, 1998, WSI and the Company entered into the Amended and Restated promissory Note (the Note). The Note was in the principal amount of approximately $5,488,000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview."

         During 2000, the Company made purchases of business forms with a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. Payments to the business forms Company during fiscal year ended September 30, 2000 totaled $76,000.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment, and $1,000,000 for the financing of equipment, of which $521,416 and $633,583 had been utilized at September 30, 2000 and 1999 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         1.       Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 2000, the year ended September 30, 1999 and the year ended September 30, 1998, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2.       Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 2000, the year ended September 30, 1999, and the year ended September 30, 1998, required by Item 8 of Form 10-K, is annexed to this report as a separate section.

(b)      REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2000:

         None

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

4.1 Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's report on Form 10-K filed January 12, 1999).

4.2 Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10-K filed January 12, 1999).

4.3* Letter Agreement and Note Amendment dated August 10, 2000 by 3CI and Waste Systems, Inc.

4.4* Letter Agreement and Note Amendment dated December 20, 2000 by 3CI and Waste Systems, Inc.

10.1           1992 Stock Option Plan of 3CI (incorporated by reference to
               Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.2 Settlement Agreement dated January 1996 between James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).

10.3 Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.4 Stock Purchase and Note Modification Agreement between 3CI and Waste Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.5           Employment Agreement dated May 30, 1998, between 3CI and Charles
               D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.6           Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc.
               and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law (incorporated by reference to Exhibit
               10.14 of 3CI's report on Form 10-K filed January 12, 1999).

10.7 Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues (incorporated by reference to Exhibit 10.15 of 3CI's report on Form 10-K filed January 12, 1999).

10.8 Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller (incorporated by reference to Exhibit 10.11 of 3CI's report on Form 10-K filed January 12,
               2000).

10.9 LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI's report on Form 10-K filed January 12, 2000).

27.1*          Financial Data Schedule * Filed herewith


----------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    3CI COMPLETE COMPLIANCE CORPORATION
                                    (Company)


December 28, 2000                    /s/ Otley L. Smith III
                                     ----------------------
                                     Otley L. Smith III
                                     President (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                            DATE
---------                                             -----                            ----
/s/ Otley L. Smith III                          President and Director                 December 28, 2000
----------------------
Otley L. Smith III

/s/ Mark C. Miller                              Director                               December 28, 2000
------------------

Mark C. Miller

/s/ Jack W. Schuler                             Chairman and Director                  December 28, 2000
-------------------
Jack W. Schuler

/s/ Curtis W. Crane                             Chief Financial Officer,               December 28, 2000
-------------------                             Secretary and Treasurer
Curtis W. Crane

/s/ Frank J.M. ten Brink                        Director                               December 28, 2000
-------------------------
Frank J.M. ten Brink

/s/ Anthony J. Tomasello                        Director                               December 28, 2000
-------------------------
Anthony J. Tomasello

/s/ David J. Schoonmaker                        Director                               December 28, 2000
-------------------------
David J. Schoonmaker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGE
-------------------------------------------------------------------------------------------------
 FINANCIAL STATEMENTS OF 3CI COMPLETE COMPLIANCE CORPORATION

     Reports of Independent Auditors                                                       29


     Balance Sheets -- September 30, 2000 and 1999                                         30


     Statements of Operations for the years ended September 30, 2000, 1999
            and 1998                                                                       31

     Statements of Shareholders' Equity for the years ended September 30, 2000,
            1999 and 1998                                                                  32

      Statements of Cash Flows for the years ended September 30, 2000
            1999 and 1998                                                                  33

      Notes to Financial Statements                                                        34

FINANCIAL STATEMENT SCHEDULE

      The following schedule is filed as part of this Annual Report on Form 10-K.

      Schedule II          Valuation and Qualifying Accounts                               45


        All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 2000 and 1999 and the consolidated results of its operations and cash flows for the years then ended in conformity accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                ERNST & YOUNG LLP


Chicago, Illinois
November 17, 2000

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying statements of operations, shareholders' equity and cash flows for the year ended September 30, 1998. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended September 30, 1998 in conformity with generally accepted accounting principles.

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

                          HEARD, McELROY & VESTAL, LLP


Shreveport, Louisiana
January 11, 1999

                 3CI COMPLETE COMPLIANCE CORPORATION
                           BALANCE SHEETS




                                                                                           September 30,
                                                                                   ----------------------------
                                                                                       2000            1999
                                                                                   ------------    ------------
                               ASSETS

Current Assets:
   Cash and cash equivalents                                                       $    561,189    $    236,387
   Accounts receivable, net allowances of $281,051 and $308,489
     at September 30, 2000 and 1999, respectively                                     2,819,920       2,861,963
   Inventory                                                                             88,062          91,460
   Prepaid expenses                                                                     396,101         330,193
   Other current assets                                                                  65,420         174,022
                                                                                   ------------    ------------
       Total current assets                                                           3,930,692       3,694,025
                                                                                   ------------    ------------

Property, plant and equipment, at cost                                               14,381,550      14,141,354
      Accumulated depreciation                                                       (6,770,017)     (5,321,419)
                                                                                   ------------    ------------
         Net property, plant and equipment                                            7,611,533       8,819,935
                                                                                   ------------    ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $189,988 and $140,988 at September 30, 2000 and 1999 respectively                      367,243         416,243

Other intangible assets, net of accumulated amortization of $372,761 and
      $298,209 at September 30, 2000 and 1999, respectively                                  --          74,552
Other assets                                                                             15,929          60,852
                                                                                   ------------    ------------
       Total assets                                                                $ 11,925,397    $ 13,065,607
                                                                                   ============    ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                   $    227,898    $    120,484
   Current portion of long-term debt, unaffiliated lenders                              447,948         739,401
   Accounts payable                                                                     858,524       1,056,963
   Accounts payable, affiliated companies                                               486,502           2,125
   Accrued liabilities                                                                  693,869         904,609
   Dividends Payable                                                                    497,550              --
   Note payable majority shareholder                                                  5,629,379       5,774,165
                                                                                   ------------    ------------
        Total current liabilities                                                     8,841,670       8,597,747
                                                                                   ------------    ------------

Long-term debt unaffiliated lenders, net of current portion                             702,760       1,120,241

                                                                                   ------------    ------------
        Total liabilities                                                             9,544,430       9,717,988
                                                                                   ------------    ------------


Shareholders' Equity:
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 shares                                            77,500          77,500
   Additional Paid-in capital - preferred stock                                       7,672,500       7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 shares                                             92,329          92,329
   Less cost of treasury stock 34,500 shares                                            (51,595)        (51,595)
   Additional Paid-in capital - common stock                                         20,400,778      20,283,324
   Accumulated deficit                                                              (25,810,545)    (24,726,439)
                                                                                   ------------    ------------
        Total Shareholders' equity                                                    2,380,967       3,347,619
                                                                                   ------------    ------------
        Total liabilities and shareholders' equity                                 $ 11,925,397    $ 13,065,607
                                                                                   ============    ============


 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                  For the year ended September 30,
                                                           --------------------------------------------
                                                               2000            1999            1998
                                                           ------------    ------------    ------------
Revenues                                                   $ 17,216,778    $ 18,121,295    $ 19,008,696
Expenses:
     Cost of services                                        12,077,440      12,609,173      14,058,522
     Depreciation and amortization                            1,704,262       1,750,702       1,297,620
     Selling, general and administrative                      2,859,392       3,030,843       3,110,671
                                                           ------------    ------------    ------------
     Income from operations                                     575,684         730,577         541,883

Other income (expense):
     Interest expense                                        (1,021,850)       (911,411)       (661,715)
     Other income (expense)                                    (140,390)        752,476         131,721
                                                           ------------    ------------    ------------
Income (loss) before income taxes                              (586,556)        571,642          11,889

Income taxes                                                         --              --              --
                                                           ------------    ------------    ------------

Net Income (loss)                                          $   (586,556)   $    571,642    $     11,889
                                                           ------------    ------------    ------------

   Dividends on preferred stock                                (497,550)             --              --
                                                           ------------    ------------    ------------

Net Income (loss) applicable to common shareholders        $ (1,084,106)   $    571,642    $     11,889
                                                           ============    ============    ============

Basic earnings per share:
     Basic net income (loss) per share                     $      (0.12)   $       0.06    $       0.01
                                                           ============    ============    ============

Diluted earnings per share:
     Diluted net income (loss) per share                   $      (0.12)   $       0.03    $       0.01
                                                           ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                          Preferred                 Additional    Common                Additional
                                                           Shares      Preferred     Paid-In      Shares     Common      Paid-In
                                                           Issued        Stock       Capital      Issued      Stock      Capital
                                                         -----------  -----------   ----------  ----------  ---------  ------------
Balance at September 30, 1997                              1,000,000  $ 7,000,000           --   9,154,811  $  91,549  $ 20,182,543

Conversion of Series A to Series B preferred stock        (1,000,000) $(7,000,000)

Issuance of Series B for Series A preferred stock          7,000,000  $    70,000   $6,930,000

Conversion of WSI debt and accrued interest to Series C      750,000  $     7,500   $  742,500

Issuance of minority lawsuit settlement shares                                                      78,014  $     780  $     77,236

Purchase of treasury stock                                                                         (28,500)

Net income
                                                         -----------  -----------   ----------  ----------  ---------  ------------
Balance at September 30, 1998                              7,750,000  $    77,500   $7,672,500   9,204,325  $  92,329  $ 20,259,779

Purchase of treasury stock                                                                          (6,000)

Issuance of stock options for compensation                                                                             $     23,545

Net income
                                                         -----------  -----------   ----------  ----------  ---------  ------------
Balance at September 30, 1999                              7,750,000  $    77,500   $7,672,500   9,198,325  $  92,329  $ 20,283,324

Issuance of warrants                                                                                                   $     70,366

Declaration of preferred stock dividends

Issuance of stock options for exercise of options                                                                      $     47,088

Net loss
                                                         -----------  -----------   ----------  ----------  ---------  ------------
Balance at September 30, 2000                              7,750,000  $    77,500   $7,672,500   9,198,325  $  92,329  $ 20,400,778
                                                         ===========  ===========   ==========  ==========  =========  ============

                                                                                                   Total
                                                               Accumulated       Treasury       Shareholders'
                                                                  Deficit         Stock        Equity (Deficit)
                                                               ------------    ------------    ----------------
Balance at September 30, 1997                                  $(25,309,970)             --    $      1,964,122

Conversion of Series A to Series B preferred stock                                                   (7,000,000)

Issuance of Series B for Series A preferred stock                                                     7,000,000

Conversion of WSI debt and accrued interest to Series C                                                 750,000

Issuance of minority lawsuit settlement shares                                                           78,016

Purchase of treasury stock                                                     $    (44,516)            (44,516)

Net income                                                     $     11,889                              11,889
                                                               ------------    ------------    ----------------
Balance at September 30, 1998                                  $(25,298,081)   $    (44,516)   $      2,759,511

Purchase of treasury stock                                                     $     (7,079)   $         (7,079)

Issuance of stock options for exercise of options                                              $         23,545

Net income                                                     $    571,642                             571,642
                                                               ------------    ------------    ----------------
Balance at September 30, 1999                                  $(24,726,439)   $    (51,595)   $      3,347,619

Issuance of warrants                                                                           $         70,366

Declaration of preferred stock dividends                       $   (497,550)                   $       (497,550)

Issuance of stock options for compensation                                                     $         47,088

Net loss                                                       $   (586,556)                   $       (586,556)
                                                               ------------    ------------    ----------------
Balance at September 30, 2000                                  $(25,810,545)   $    (51,595)   $      2,380,967
                                                               ============    ============    ================

The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                           For the year ended September 30,
                                                                                    ---------------------------------------------
                                                                                        2000            1999            1998
                                                                                    ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                                $   (586,556)   $    571,642    $     11,889
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Gain on disposal of fixed and intangible assets                                    (13,876)       (842,711)             --
      Depreciation and amortization                                                    1,704,262       1,750,702       1,297,620
      Compensation expense related to stock options                                       47,088          23,545
      Issuance of warrants                                                                70,366              --               0
            (Increase) decrease in accounts receivable, net                               42,043         390,710         306,418
            (Increase) decrease in inventory                                               3,398           5,311         (24,885)
            (Increase) decrease in prepaid expenses                                      (65,908)        107,844        (296,999)
            (Increase) decrease in other current assets                                  153,525         212,553         (90,000)
            Increase (decrease) in accounts payable                                     (198,439)       (589,788)        611,827
            Increase (decrease) in accounts payable, affiliated companies                484,377         133,481          92,250
            Increase (decrease) in accrued liabilities                                  (210,740)        (30,859)       (679,477)
                                                                                    ------------    ------------    ------------
               Total adjustments to net income (loss)                                  2,016,096       1,160,788       1,216,754
                                                                                    ------------    ------------    ------------
               Net provided by operating activities                                    1,429,540       1,732,430       1,228,643
                                                                                    ------------    ------------    ------------


Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment                                 52,451         689,890         214,661
      Purchase of property, plant and equipment                                         (410,885)       (688,345)     (2,789,934)
                                                                                    ------------    ------------    ------------
               Net cash provided by (used in) investing activities                      (358,434)          1,545      (2,575,273)
                                                                                    ------------    ------------    ------------


Cash flows from financing activities:
      Increase (decrease) in bank overdrafts                                                  --        (666,834)        509,954
      Proceeds from issuance of notes payable                                            629,971         918,534       1,094,266
      Principal reduction of notes payable                                              (522,556)     (1,150,437)       (959,403)
      Purchase of treasury stock                                                              --          (7,079)        (44,516)
      Proceeds from issuance of long-term debt, unaffiliated lenders                      22,867         342,572       1,723,331
      Reduction of long-term debt, unaffiliated lenders                                 (731,800)     (1,089,344)     (1,477,002)
      Proceeds from issuance of note payable to majority shareholders                         --         750,000         500,000
      Reduction of note payable to majority shareholders                                (144,786)       (595,000)             --
                                                                                    ------------    ------------    ------------
               Net cash flows provided by (used in) financing a activities              (746,304)     (1,497,588)      1,346,630
                                                                                    ------------    ------------    ------------

Net increase in cash and cash equivalents                                                324,802         236,387              --
                                                                                    ------------    ------------    ------------

Cash and cash equivalents, beginning of period                                           236,387              --              --
                                                                                    ------------    ------------    ------------

Cash and cash equivalents, end of period                                            $    561,189    $    236,387    $         --
                                                                                    ============    ============    ============

Supplemental Disclosures:

     Cash paid for interest                                                         $    774,682    $    767,442    $    251,129

     Non-Cash Activities:
      Conversion of shareholder debt and accrued interest                                     --              --    $    750,000
      Common stock issued for lawsuit settlement                                              --              --    $     78,014
      Issuance of warrants                                                          $     70,366
      Declaration of preferred stock dividends                                      $    497,550
      Right of first refusal exchanged for reduction in
       notes payable to shareholder                                                 $         --    $    155,000              --

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CASH EQUIVALENTS

         Cash equivalents primarily represents highly liquid investments with a maturity of three months or less when purchased.

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
                  Customer lists                                            5 - 10 years

         Amortization expense charged to operations for the years ended September 30, 2000, 1999 and 1998 was $123,552, $115,552 and $99,552,
respectively. The Company continually evaluates the value and future benefits of its intangible assets. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended September 30, 2000, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.



REVENUE RECOGNITION

         The Company generally recognizes revenue when the treatment of the regulated medical waste is completed on-site or the waste is shipped off-site for processing and disposal. For waste shipped off-site, all costs are recognized at time of shipment.

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

FINANCIAL INSTRUMENTS

         The Company's primary financial instruments are accounts receivable, notes payable, accounts payable and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Credit risk is minimized as a result of the large size of the Company's customer base. No single customer represents greater than 5% of total accounts receivable. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit losses. These losses, when incurred, have been within the range of management's expectations.

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


NOTE 3 - DIVESTITURES

         In January 1999, the Company sold a portion of its Oklahoma customer routes and a waste transfer permit for a Tulsa, Oklahoma location to a competitor. The Company received total consideration of $920,000 consisting primarily of cash, as well as a note receivable and certain customer routes of the competitor located in Texas. In addition, the Company was granted a right of first refusal to purchase all or substantially all of the assets of the competitor which right was then shared with its majority shareholder in exchange for $155,000 in forgiveness of debt. The Company recognized a gain on this transaction of $910,954, which is included in the 1999 Consolidated Statement of Operations as other income (expense).



NOTE 4 - PROPERTY, PLANT EQUIPMENT

         Property, plant and equipment consists of the following at September
30:

                                      2000          1999       USEFUL LIFE
                                      ----          ----       -----------
Land                              $   584,940   $   584,940
Buildings and improvements          1,850,706     1,840,610    3-40 years
Transportation equipment            4,875,684     4,904,477    5-10 years
Machinery and equipment             6,688,618     6,464,585    5-20 years
Furniture and fixtures                381,602       346,742    3-10 years
                                  -----------   -----------
                                  $14,381,550   $14,141,354
                                  ===========   ===========

         Depreciation expense charged to operations was $1,580,710, $1,635,150, and $1,198,068 for the years ending September 30, 2000, 1999, and 1998, respectively. On October 1, 1998 the Company changed the depreciable lives of certain assets based upon a review of expected remaining useful lives of these assets. The effect of these changes in estimates resulted in the decrease of 1999 operating income and net income of approximately $285,000 ($.02 per share). Substantially all of the Company's property, plant and equipment have been pledged as collateral against certain of the Company's liabilities.

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of net income (loss) per common share:

                                                              2000            1999           1998
                                                          ------------    ------------   ------------
Numerator:
     Net income (loss)                                    $   (586,556)   $    571,642   $     11,889
     Less preferred dividends                                 (497,550)
                                                          ------------    ------------   ------------
    Net income (loss) after preferred dividends             (1,084,106)        571,642         11,889
Denominator for basic earnings per share--weighted
   Average shares                                            9,198,325       9,197,728      9,160,034
Effect of dilutive securities:
    Preferred shares                                                --       7,750,000      7,750,000
                                                          ------------    ------------   ------------
Denominator for diluted earnings per share                   9,198,325      16,947,728     16,910,034
                                                          ============    ============   ============
Basic net income (loss) per share                         $      (0.12)   $       0.06   $       0.01
Diluted net income (loss) per common share                $      (0.12)   $       0.03   $       0.01

         For additional information regarding outstanding employee stock options and outstanding warrants, see note 10.

         Preferred stock, stock options and warrants, to purchase shares of common stock outstanding during fiscal year ended September 30, 2000, were not included in the computation of diluted earnings per share because the Company had a net loss and the effect would be antidilutive. In 1999 and 1998, stock options and warrants were not included because they were antidilutive, as the exercise prices ranging from $3.00 to $1.50 were greater than the average price of the common stock.

NOTE 6 - NOTES PAYABLE

         Notes payable consists of the following at September 30:

                                                                  2000         1999
                                                                --------     --------
Notes payable to an insurance company, due in monthly and
quarterly installments including interest of 5.9% to 9%
unsecured, with maturities in January and March, 2001.          $227,898     $120,484
                                                                ========     ========


NOTE 7 - LONG TERM DEBT

         Long-term debt - unaffiliated lenders consists of the following at September 30:

                                                                              2000          1999
                                                                           ----------    ----------
Notes payable for purchased vehicles and equipment
held as collateral, due in monthly installments,
including interest, at rates ranging from 8% to 18.0%,  maturing
through 2004                                                               $  629,293    $1,226,059

Obligations under capital leases                                              521,415       633,583
                                                                           ----------    ----------
Total debt                                                                  1,150,708     1,859,642
Less-current portion                                                         (447,948)     (739,401)
                                                                           ----------    ----------
Long-term portion                                                          $  702,760    $1,120,241
                                                                           ==========    ==========


         Note payable to majority shareholder consists of the following at September 30:


                                                                              2000           1999
                                                                           ----------     ----------
Revolving note payable to WSI, bearing interest at the prime rate plus 3.5% per annum not to exceed 13%, due January 1, 2000
with interest payable quarterly                                            $5,629,379     $5,774,165
                                                                           ==========     ==========


         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note). Amounts due under the Note totaled $5,629,379 as of September 30, 2000. The Note bears interest at the prime rate, which is currently 9.5%, plus 3.5%. The Company was required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter.

         As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet its net income requirement under the Note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the original note as of August 1, 2000. The Amended and Restated Promissory Note (the "Amended Note") which matured October 1, 2000 called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In addition, in connection with the Amended Note 3CI will issue WSI warrants for the purchase up to 351,836 shares of 3CI Common stock at an exercise price of $.20 per share. The warrants have an estimated fair value of $70,366 which was charged to interest expense. The warrants expire September 20, 2002. The Note was amended and restated whereby WSI waived all existing events of default under the existing indebtedness. As of October 1, 2000 the Amended Note was again extended to January 1, 2001. The Amended note calls for interest to be paid quarterly in arrears at the prime rate plus 3.5% per annum not to exceed 13%. In addition, in connection with the Amended Note 3CI will issue WSI warrants for the purchase of up to 541,286 shares of 3CI Common stock at an exercise price of $.10 per share. The Amended Note may be renewed at maturity at terms to be negotiated contingent on the Company achieving certain EBITDA covenants. WSI intends to support the Company through the year 2001.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $390,291 had been utilized at September 30, 2000, and $1,000,000 for the financing of equipment, of which $521,416 and $633,583 had been utilized at September 30, 2000 and 1999 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.


         Payments due on long-term debt, during each of the five years subsequent to September 30, 2000 are as follows:



              2001......................................... $6,305,208
              2002.........................................    376,445
              2003.........................................    202,649
              2004.........................................    123,684
                                                            ----------
                                                            $7,007,986
                                                            ==========



         Total interest expense was $1,021,850, $911,411 and $661,715 for the years ended September 30, 2000, 1999 and 1998, respectively.

NOTE 8 - INCINERATION CONTRACTS

         The Company was a party to exclusive incineration contracts with the cities of Carthage and Center, Texas (the "Cities") whereby the Company was guaranteed a minimum weekly burn capacity subject to meeting certain annual minimum burn fees. In January 1997, the City of Center, Texas filed suit in City of Center vs. 3CI Complete Compliance Corporation, Cause No. CV 9:97-CV-125, in United States District Court Eastern District of Texas. The City filed the lawsuit to recover damages arising out of a delinquent account of 3CI. 3CI filed counterclaims seeking damages arising out of the alleged breach of exclusivity and tortuous interference by the City of Center. The Company and the City of Center reached a settlement of the disputed claims whereby the City of Center would give up their claim for the outstanding burn fees of approximately $80,000 and pay to the Company $380,000 in settlement for breaking the exclusivity agreement in the contract. The Company received $200,000 of this settlement in October 1998, with the remaining balance of $180,000 to be paid over 24 months. The balance as of September 30, 2000, and 1999 is $7,500 and $105,000 respectively.

         During 1999 the expansion of internal treatment capacity enabled the Company to reduce outside treatment fees by treating waste internally, which was formerly treated at the Carthage facility. Consequently, the $1,000,000 in fees required to retain the exclusivity agreement with the City of Carthage expired. The Company did retain a guarantee of treatment capacity at the City of Carthage, of approximately 5,000,000 pounds, for the fiscal year ended September 30, 2000, which was based upon the level of treatment between June 1998 and May 1999.

         In order to retain the exclusivity with the City of Carthage, the Company had a minimum guaranteed payments for incineration fees for the years ended May 31, 2000, May 31, 1999, and 1997, of $1,000,000. In the years ended
May 31, 2000, 1999, and 1998 the Company paid incineration fees of $62,329, $492,235, and $1,277,033 respectively to the City of Carthage.

         Included in cost of sales for the years ended September 30, 2000, 1999, and 1998, is $60,405, $271,805, and $1,199,384 respectively, related to incineration costs at the City of Carthage.

NOTE 9 - INCOME TAXES

         The Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                              2000            1999
                                                          ------------    ------------
Deferred income tax liabilities -
  Property and equipment                                  $  1,732,740    $  1,779,369
  Other                                                         68,735          68,735
                                                          ------------    ------------
     Total deferred income tax liabilities                   1,801,475       1,848,104
Deferred income tax assets -
  Net operating loss carryforward                            9,290,411       9,147,802
  Bad debt reserves                                            102,127          91,958
  Other                                                        997,194         985,858
                                                          ------------    ------------
     Total deferred income tax assets                       10,389,732      10,225,618
 Valuation allowance                                        (8,588,257)     (8,377,514)
                                                          ------------    ------------
      Net deferred income tax asset                          1,801,475       1,848,104
                                                          ------------    ------------
 Total deferred income tax assets and liabilities         $         --    $         --
                                                          ============    ============

         At September 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24,132,721, which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2000. Because of separate return limitations, change in ownership limitations, and the weight of available evidence, it is more likely than not that some portion or possibly all of the net operating losses will not be available for use by the Company. The Company has established a valuation allowance for the federal and state net operating losses of $8,588,257 and $8,377,514 as of September 30, 2000 and 1999 respectively. The change in the valuation allowance in 2000 was due to the 2000 net loss.

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

         During 2000 the Company did not issue any stock options. During 1999, the Company issued 215,000 stock options at exercise prices ranging from $0.594 to $1.00. During 1998, the Company issued 84,000 stock options issued at an exercise price of $1.50, in exchange for the cancellation of 32,500 and 90,000 previously issued stock options, which were exercisable at a price of $3.00 per share and $2.00 per share, respectively. The Company issued 180,000 stock options of the Company's common stock at an exercise price $1.50 per share during 1998.

         As of September 30, 2000, 1999 and 1998, the Company had outstanding 424,000, 484,000 and 274,000 shares respectively of the 500,000 option shares described above. The outstanding option shares vest annually over a three- year period.

A summary of stock option information follows:



                                                      2000                       1999                       1998
                                             ------------------------   ------------------------   ------------------------
                                                            Weighted                   Weighted                   Weighted
                                                            Average                    Average                    Average
                                                            Exercise                   Exercise                   Exercise
                                               Shares        Price        Shares        Price        Shares         Price
                                             ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of year                484,000    $     1.50      274,000    $     1.50      122,500    $     2.27
Granted                                                                                      .76      274,000          1.50
                                                                                                                    215,000
Exercised                                            --                                       --           --
Canceled/Forfeited                              (60,000)   $     1.50       (5,000)         1.50     (122,500)         2.27
                                             ----------    ----------   ----------    ----------   ----------    ----------

Outstanding at end of year                      424,000    $     1.50      484,000    $     1.17      274,000    $     1.50
                                             ==========    ==========   ==========    ==========   ==========    ==========

Exercisable at end of year                      364,000    $     1.50      174,000    $     1.34       84,000    $     1.50

Available for future grant                       76,000                     16,000                    236,000


Utilizing the intrinsic value method of APB 25, the Company recognized $47,088, $24,000, and $46,000 of compensation expense related to stock options during the years ended September 30, 2000, 1999, and 1998 respectively. The following table illustrates the Company's net income (loss) on a pro forma basis as if stock options had been accounted for under the fair value method recommended by SFAS 123.


                                                   SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                       2000               1999               1998
                                                   -------------      -------------      -------------
         Net income -  as reported                 $    (586,556)     $     571,642      $      11,889
         Net income - pro forma                    $    (650,678)     $     507,834      $     (33,691)
         Pro forma income (loss) per share         $       (0.07)     $         .03      $        (.01)


         The fair value of stock options used to compute pro forma net income
(loss) is the estimated present value at the grant date using the Black Sholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of 5.0% for 2000, 5.00% for 1999 and 4.65% for 1998; and a weighted-average expected option life of five years.

         The Company, in connection with the February 1998 settlement of a lawsuit with a group of its minority stockholders, issued the minority shareholder class warrants to purchase up to 1,002,964 shares of common stock at $1.50 per share. None of these warrants were exercised and they had expired in April 2000.

NOTE 11 - RELATED PARTY TRANSACTION

         The Company had notes payable to WSI, its majority shareholder, of $5,629,379 and $5,774,165, as September 30, 2000 and 1999, respectively. In addition, the Company owed current accounts payables to WSI of $486,502 and $2,125 as of September 30, 2000 and 1999, respectively. Related interest expense in the amount of $839,025, $590,638 and $410,596, was recorded for the years ended September 30, 2000, 1999, and 1998, respectively. The amount recorded for 2000 included $627,639 in interest on the Note payable to WSI, $140,735 in Note commitment fees, and $70,366 in warrants issued. Transactions and other information relating to the debt owed to WSI are more fully described in Note 7 above.

         The Company treats medical waste at a treatment facility in Terrill, Texas Conroe, Texas and Reserve, Louisiana which are owned by Stericycle, Inc., the parent of WSI, its majority shareholder. The treatment fees are paid currently in accordance with 30-day terms. In addition, Stericycle treats waste at the treatment 3CI treatment facility in Birmingham, Alabama. Treatment fees for 3CI totaled $177,085 at the various facilities Stericycle incurred $45,395 at 3CI facilities. In February 1999, the Company entered into a 36 month operating lease agreement with Stericycle Inc., to lease medical waste containers. The rental expense recorded at September 30, 2000 was $24,300 for 2000 and $12,153 for 1999.

         During the fiscal years ending September 30, 1998, the Company shared certain facilities, personnel and administrative services with WSI. Certain costs were allocated between the companies based on management's best estimate.

         The Company purchased business forms from a company owned by the father of Curtis W. Crane, the Chief Financial Officer of the Company. The payments made were approximately $76,000, $70,000, and $72,000, during fiscal years ended September 30, 2000, 1999, and 1998, respectively.

NOTE - 12 PREFERRED STOCK

         In June 1997, WSI converted $7,000,000 of their promissory note with 3CI Complete Compliance Corporation to preferred stock. The Company issued 1,000,000 shares of Series A cumulative convertible preferred stock, with no par value, at $7.00 per share or $7,000,000, to WSI, the Company's majority shareholder. The Series A preferred shares were not entitled to receive any fixed dividends but were entitled to receive such cash dividends as may have been declared from time to time by the Board of Directors. The Series A Preferred Stock holders were entitled to receive, if declared by the Corporation's Board of Directors, cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.5775 per share per annum. Had such dividends been declared by the Board of Directors, they would have been cumulative from the second anniversary of the original issuance date of the Series A Preferred Stock. Accruals of dividends do not bear interest. No such dividends were declared.

         In February 1998, Waste Systems, Inc., exchanged the 1,000,000 shares of the Series A Preferred Stock for 7,000,000 shares of Series B cumulative convertible preferred stock, with a par value $.01. The Series B preferred stock holders are entitled to receive, if declared by the Corporation's Board of Directors, out of the assets of the Corporation legally available for such payment, cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum. These dividends if declared will be payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999. Such dividends shall be cumulative from the second anniversary of the original issuance date of the Series B preferred stock. Accruals of dividends shall not bear interest. For so long as any shares of Series B preferred stock are outstanding, the Corporation shall not purchase or redeem any shares of its par value $.01 common stock, ("Common Stock") or declare or pay any dividend on its Common Stock without the written consent of the holders of a majority interest in the Series B preferred stock.

         The shares of Series B preferred stock may be redeemed at any time on or after the second anniversary of the original issuance date, at the option of the Company, in whole or in part, at a per share redemption price equal to $1.00 plus accrued dividends if any. In the case of redemption of only a part of the Series B Preferred stock the shares to be redeemed shall be selected by lot.

         Subject to certain adjustments, the series B preferred stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into common stock. The Series B preferred stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, into full shares of common stock of the Corporation with a market price of $7,000,000 based on a conversion rate determined by (i) dividing $7,000,000 by the market price of the common stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $7,000,000; provided however, that at the option of the holder, the holder may convert the Series B preferred stock into solely that number of shares of common stock determined as provided in (i), and forego obtaining the additional common stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion.

         During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into 750,000 shares of Series C Convertible preferred stock which have cumulative dividends, with a par value $.01. The Series C preferred stock holders are shall be entitled to receive, when, and if declared by the Corporation's Board of Directors cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, of dividends accrued from the second anniversary of the original issuance date of the Series C preferred stock. For so long as any shares of Series C preferred stock shall be outstanding, without the written consent of the holders of a majority in interest of the series C preferred stock, the Corporation shall not (i) purchase or redeem any shares of its par value $.01 common stock, or declare or pay any dividend on its Common Stock.

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

On June 1, 2000 the Company declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. The resolution called for the payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board. In addition to the dividends declared, undeclared dividends in arrears for the series B preferred stock totaled $242,075.

         Also on June 1, 2000 the Board of Directors declared a dividend of $0.0054 for the Series C preferred stock totaling $4,050 and representing dividends accrued for the period from April 6, 2000 to April 30, 2000. The resolution called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board. In addition to the dividends declared, undeclared dividends in arrears for the series C preferred stock totaled $26,250.

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


NOTE 14 - LEASE COMMITMENT

         At September 30, 2000, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:


                                                                              Capital         Operating
                                                                              Leases           Leases
                                                                             ---------        ---------
                        2001                                                 $ 164,037          322,500
                        2002                                                   164,037          240,726
                        2003                                                   164,037          211,031
                        2004                                                   123,028           65,672
                        2005 and thereafter                                        -0-            4,500
                                                                             ---------        ---------
                                                                               615,138          844,429
                                                                                              =========
                        Less amounts representing interest                      93,723
                                                                             ---------
                        Obligations under capital lease                        521,415
                        Less obligation due within one year                    122,564
                                                                             ---------
                        Long-term obligation under capital lease             $ 398,851
                                                                             =========


Total rent expense for the fiscal years ended September 30, totaled $263,632, and $252,158 for 2000, and 1999 respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

         Under a plan approved by the Board of Directors in 2000, the Company has a 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company has the right to make a discretionary contribution under the plan agreement. The Company did not make any contribution in 2000.

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Schedule II
================================================================================


                                                                  Additions
                                                   Balance at     charged to    Charged to      Balance at
                                                    beginning     costs and        other         end of
                  Classification                    of period     expenses       accounts         period
                  --------------                   -----------   -----------    -----------    -----------
For the year ended September 30, 2000:
    Allowance for doubtful accounts                $   308,489    $    60,000    $   (87,438)   $   281,051
                                                   -----------    -----------    -----------    -----------
                                                   $   308,489    $    60,000    $   (87,438)   $   281,051
                                                   ===========    ===========    ===========    ===========

For the year ended September 30, 1999:
    Allowance for doubtful accounts                $   573,937    $    70,050    $  (335,498)   $   308,489
                                                   -----------    -----------    -----------    -----------
                                                   $   573,937    $    70,050    $  (335,498)   $   308,489
                                                   ===========    ===========    ===========    ===========

For the year ended September 30, 1998:
    Allowance for doubtful accounts                $   875,144    $   (65,916)   $  (235,291)   $   573,937
                                                   -----------    -----------    -----------    -----------
                                                   $   875,144    $   (65,916)   $  (235,291)   $   573,937
                                                   ===========    ===========    ===========    ===========



                                                    Balance at                                  Balance at
                                                    beginning                   Reductions       end of
                  Classification                    of period     Additions       Charged        period
                  --------------                   -----------   -----------    -----------    -----------
For the year ended September 30, 2000:
    Income tax valuation allowance                 $ 8,377,514   $   210,743    $        --    $ 8,588,257
                                                   -----------   -----------    -----------    -----------
                                                   $ 8,377,514   $   210,743    $        --    $ 8,588,257
                                                   ===========   ===========    ===========    ===========

For the year ended September 30, 1999:
    Income tax valuation allowance                 $ 8,929,871   $        --    $  (552,357)   $ 8,377,514
                                                   -----------   -----------    -----------    -----------
                                                   $ 8,929,871   $        --    $  (552,357)   $ 8,377,514
                                                   ===========   ===========    ===========    ===========

For the year ended September 30, 1998:
    Income tax valuation allowance                 $ 8,943,370   $        --    $   (13,499)   $ 8,929,871
                                                   -----------   -----------    -----------    -----------
                                                   $ 8,943,370   $        --    $   (13,499)   $ 8,929,871
                                                   ===========   ===========    ===========    ===========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION


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

4.1 Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's report on Form 10-K filed January 12, 1999).

4.2 Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10-K filed January 12, 1999).

4.3* Letter Agreement and Note Amendment dated August 10, 2000 by 3CI and Waste Systems, Inc.

4.4* Letter Agreement and Note Amendment dated December 20, 2000 by 3CI and Waste Systems, Inc.

10.1           1992 Stock Option Plan of 3CI (incorporated by reference to
               Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.2 Settlement Agreement dated January 1996 between James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).

10.3 Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.4 Stock Purchase and Note Modification Agreement between 3CI and Waste Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.5           Employment Agreement dated May 30, 1998, between 3CI and Charles
               D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.6           Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc.
               and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law (incorporated by reference to Exhibit
               10.14 of 3CI's report on Form 10-K filed January 12, 1999).

10.7 Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues (incorporated by reference to Exhibit 10.15 of 3CI's report on Form 10-K filed January 12, 1999).

10.8 Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller (incorporated by reference to Exhibit 10.11 of 3CI's report on Form 10-K filed January 12,
               2000).

10.9 LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI's report on Form 10-K filed January 12, 2000).

27.1*          Financial Data Schedule * Filed herewith


----------