Form 10-Q
period 2000-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2001-02-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to __________________

                         Commission file number 1-11097


                       3CI COMPLETE COMPLIANCE CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                               Delaware 76-0351992
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

      The number of shares of Common Stock outstanding as of the close of business on February 14, 2001, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION

                                    I N D E X

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Balance Sheets as of
              December 31, 2000 (unaudited) and September 30, 2000......    3

            Statements of Operations for the three months
               ended December 31, 2000 and 1999 (unaudited).............    4

            Statements of Cash Flows for the
               three months ended December 31, 2000 and
               1999 (unaudited).........................................    5

            Notes to Financial Statements (unaudited)...................    6


    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    8

PART II.      OTHER INFORMATION

    Item 1. Legal Proceedings...........................................   11

    Item 2. Changes in Securities.......................................   11

    Item 3. Defaults Upon Senior Securities.............................   11

    Item 4. Submission of Matters to a Vote
              Of Security Holders.......................................   11

    Item 5. Other Information...........................................   11

    Item 6. Exhibits and Reports on Form 8-K............................   11

SIGNATURES..............................................................   13

ITEM 1.  FINANCIAL STATEMENTS

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS

                                                                      December 31,      September 30,
                                                                         2000              2000
                                                                       Unaudited          Audited
                                                                      ------------      ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                          $    106,528      $    561,189
   Accounts receivable, net allowances of $333,568 and $281,051
     at December 31, 2000 and September 30, 2000, respectively           3,517,175         2,819,920
   Inventory                                                                49,484            88,062
   Prepaid expenses                                                        184,909           396,101
   Other current assets                                                     35,895            65,420
                                                                      ------------      ------------
       Total current assets                                              3,893,991         3,930,692
                                                                      ------------      ------------
Property, plant and equipment, at cost                                  14,458,290        14,381,550
      Accumulated depreciation                                          (7,160,625)       (6,770,017)
                                                                      ------------      ------------
         Net property, plant and equipment                               7,297,665         7,611,533
                                                                      ------------      ------------
Excess of cost over net assets acquired, net of accumulated
 amortization of $202,238 and $189,988 at December 31, 2000
 and September 30, 2000, respectively                                      354,993           367,243

Other assets                                                                15,993            15,929
                                                                      ------------      ------------
       Total assets                                                   $ 11,562,642      $ 11,925,397
                                                                      ============      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                            45,031           227,898
   Current portion of long-term debt to unaffiliated lenders               410,550           447,948
   Accounts payable                                                      1,044,138           858,524
   Accounts payable and accrued interest to affiliated companies           315,192           486,502
   Accrued liabilities                                                     689,572           693,869
   Dividends Payable                                                       497,550           497,550
   Note payable majority shareholder                                     5,629,379         5,629,379
                                                                      ------------      ------------
        Total current liabilities                                        8,631,412         8,841,670
                                                                      ------------      ------------
Long-term debt unaffiliated lenders, net of current portion                602,883           702,760
                                                                      ------------      ------------
        Total liabilities                                                9,234,295         9,544,430
                                                                      ------------      ------------
Shareholders' Equity:
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at December 31, 2000 and
      September 30, 1999, respectively                                      77,500            77,500
   Additional paid-in capital - preferred stock                          7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at December 31, 2000 and
     September 30, 2000                                                     92,329            92,329
   Less cost of treasury stock 34,500 shares                               (51,595)          (51,595)
   Additional Paid-in capital - common stock                            20,471,145        20,400,778
   Accumulated deficit                                                 (25,933,532)      (25,810,545)
                                                                      ------------      ------------
        Total shareholders' equity                                       2,328,347         2,380,967
                                                                      ------------      ------------
        Total liabilities and shareholders' equity                    $ 11,562,642      $ 11,925,397
                                                                      ============      ============

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                    UNAUDITED

                                                      For the three months ended December 31,
                                                         2000                         1999
                                                      -----------                  -----------
Revenues                                              $ 4,545,685                  $ 4,215,002
Expenses:
     Cost of services                                   3,263,734                    2,772,253
     Depreciation and amortization                        402,859                      419,667
     Selling, general and administrative                  668,084                      493,396
                                                      -----------                  -----------
     Income from operations                               211,008                      529,686

Other income (expense):
     Interest expense                                    (288,118)                    (225,117)
     Other income (expense)                               (45,877)                     (45,247)
                                                      -----------                  -----------
Income (loss) before income taxes                        (122,987)                     259,322

Income taxes                                                 --                           --
                                                      -----------                  -----------
Net income (loss)                                     $  (122,987)                 $   259,322
                                                      ===========                  ===========
Basic earnings per share:
     Basic net income (loss) per share                $     (0.01)                 $      0.03
                                                      ===========                  ===========
Diluted earnings per share:
     Diluted net income (loss) per share              $     (0.01)                 $      0.02
                                                      ===========                  ===========

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                                For the three months ended December 31,
                                                                                    2000                      1999
                                                                                 ---------                  ---------
Cash flow from operating activities:
   Net income (loss)                                                             $(122,987)                 $ 259,322
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-cash interest expense                                                     70,367                       --
      Gain on disposal of fixed assets                                                --                       10,684
      Depreciation and amortization                                                402,859                    419,667
      Changes in operating assets and liablilites:
            (Increase) decrease in accounts receivable, net                       (697,255)                  (111,474)
            (Increase) decrease in inventory                                        38,578                      1,004
            (Increase) decrease in prepaid expenses                                211,192                    151,943
            (Increase) decrease in other current assets and other assets            29,461                     (3,080)
            Increase (decrease) in accounts payable                                185,614                   (350,901)
            Increase (decrease) in accounts payable, affiliated companies         (355,650)                       850
            Increase (decrease) in accrued liabilities                             180,043                     46,712
                                                                                 ---------                  ---------
                          Total adjustments to net income (loss)                    65,209                    165,405
                                                                                 ---------                  ---------
                          Net cash (used in) provided by operating activities      (57,778)                   424,727
                                                                                 ---------                  ---------
Cash flow from investing activities:
      Proceeds from sale of property, plant and equipment                             --                       27,818
      Purchase of property, plant and equipment                                    (76,741)                  (101,811)
                                                                                 ---------                  ---------
                          Net cash used in investing activites                     (76,741)                   (73,993)
                                                                                 ---------                  ---------
Cash flow from financing activities:
      Principal reduction of notes payable                                        (182,867)                  (120,484)
      Proceeds from issuance of long-term debt, unaffiliated lenders                  --                       22,867
      Reduction of long-term debt, unaffiliated lenders                           (137,275)                  (222,453)
      Reduction of note payable to majority shareholders                              --                     (144,786)
                                                                                 ---------                  ---------
                          Net cash used in financing activities                   (320,142)                  (464,856)
                                                                                 ---------                  ---------
Net decrease in cash and cash equivalents                                         (454,661)                  (114,122)
                                                                                 ---------                  ---------
Cash and cash equivalents, beginning of period                                     561,189                    236,387
                                                                                 ---------                  ---------
Cash and cash equivalents, end of period                                         $ 106,528                  $ 122,265
                                                                                 =========                  =========

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

      The balance sheet at September 30, 2000 has been derived from the audited finacial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Comnpany's annual report on Form 10-K for the year ended September 30, 2000.

(2) NET INCOME (LOSS) PER COMMON SHARE

      The following table sets forth the computation of net income (loss) per common share:

                                                    DECEMBER 31,    DECEMBER 31,
                                                       2000             1999
                                                    -----------      -----------
Numerator:
    Net income (loss)                               $  (122,987)     $   259,322
                                                    -----------      -----------
Denominator:
Denominator for basic earnings per
  share -- weighted average shares                    9,198,325        9,198,325
                                                    -----------      -----------
Effect of dilutive securities:
    Preferred shares                                        -0-        7,750,000
                                                    -----------      -----------
    Dilutive potential common shares                        -0-        7,750,000
                                                    -----------      -----------
Denominator for diluted earnings per
  share-adjusted weighted average shares
  and assumed conversions                             9,198,325       16,948,325
                                                    -----------      -----------
Basics earnings per share                           $     (0.01)     $      0.03
                                                    -----------      -----------
Diluted earnings per share                          $     (0.01)     $      0.02
                                                    -----------      -----------

      Preferred stock, stock options and warrants, to purchase shares of common stock outstanding during the three months ended December 31, 2000 were not included in the computation of diluted earnings per common share because the Company had a net loss and the effect would be antidilutive, as the exercise prices ranging from $0.594 to $1.50 were greater than the average price of the common stock.

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

     As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet its net income requirement under the Note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the original note as of August 1, 2000. The Amended and Restated Promissory Note (the "Amended Note") which matured October 1, 2000 called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In addition, in connection with the Amended Note 3CI will issue WSI warrants for the purchase of up to 351,836 shares of 3CI Common stock at an exercise price of $.20 per share. The warrants have an estimated fair value of $70,367 which was charged to interest expense. The warrants expire September 20, 2002. WSI waived all existing events of default under the existing indebtedness. As of October 1, 2000 the Amended Note was again extended to January 1, 2001. In connection with the Amended Note 3CI will issue WSI warrants for the purchase of up to 541,286 shares of 3CI Common stock at an exercise price of $.10 per share. The Amended Note may be renewed at maturity at terms to be negotiated contingent on the Company achieving certain EBITDA covenants. WSI intends to support the Company through the year 2001.

      In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $291,788 and $390,291 had been utilized at December 31, 2000 and 1999 respectively, and $1,000,000 for the financing of equipment, of which $491,786 and $605,127 had been utilized at December 31, 2000 and 1999 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

      In February 2001, 3CI transferred to Stericycle, through WSI, approximately 50 unprofitable accounts located in the Houston, Texas area in exchange for a reduction in interest due under the Amended Promissory note of approximately $50,000. The accounts represented approximately $200,000 in annual revenue during 1999.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                                THREE MONTHS      THREE MONTHS
                                                   ENDED             ENDED
                                                DECEMBER 31,      DECEMBER 31,
                                                   2000              1999
                                                ------------      ------------
  Revenues                                       $ 4,546           $ 4,215

  Cost of services                                 3,264             2,772
  Depreciation and amortization                      403               420
  Selling, general and
  administrative                                     668               494
                                                 -------           -------
  Net income from operations                         211               529
                                                 -------           -------
  Interest expense                                   288               225

  Other income (expense) net                         (46)              (45)
                                                 -------           -------
  Net income (loss)                                 (123)              259
                                                 =======           =======
  Earnings before interest, taxes,
    depreciation and amortization
    ("EBITDA") (1)                               $   568           $   904
                                                 =======           =======

(1) EBITDA is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, and amortization expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies, is not a measurement required by generally accepted accounting principles and does not represent cash flow from operations as defined by generally accepted accounting principles. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

---------------------

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999:

REVENUES increased by $330,683, or 7.8%, to $4,545,685 during the three months period ended December 31, 2000, from $4,215,002 for the three month period ended December 31, 1999. This increase is primarily due to an increase in pricing necessary to cover higher operating costs. The new pricing which primarily effected the Company's professional account market, was implemented in December 2000.

COST OF SERVICES increased $491,481, or 17.7%, to $3,263,734 during the three months ended December 31, 2000, compared to $2,772,253 for the three month period ended December 31, 1999. The reasons for the increase were primarily attributable to an increase of external processing fees that have been incurred as the Company was refurbishing it's own treatment facilities. Also the Company has incurred increased transportation costs related to the rise in diesel fuel and other petroleum based products that the Company utilizes in its business. Cost of revenues as a percentage of revenues increased to 71.8% during the three months ended December 31, 2000 as compared to 65.8% during the three months ended December 31, 1999.

DEPRECIATION AND AMORTIZATION expense decreased to $402,859 for the three months ended December 31, 2000, from $419,667 for the three months ended December 31, 1999. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $668,084 during the three months ended December 31, 2000, from $493,396 during the three months ended December 31, 1999. The Company reflected a one-time benefit from the settlement of an insurance claim for $200,000, during the quarter ended December 31, 1999. Exclusive of this benefit the selling, general and administrative expenses decreased by $25,312, or 3.7%, as a result in the reduction of professional and legal fees. Exclusive of the one-time insurance benefit, selling, general and administrative expenses decreased as a percentage of revenue to 14.7% for the three months ended December 31, 2000, as compared to 16.5% for the three months ended December 31, 1999.

INTEREST EXPENSE increased by $63,001 or 28%, to $288,118 during the three months ended December 31, 2000 as compared to $225,117 for the three months period ended December 31, 1999. This increase was primarily due to higher loan commitment fees and an increase in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA")

Earnings before interest taxes depreciation and amortization totaled $567,990 or 12.5% of revenue for the quarter ended December 31, 2000 compared to $904,106 or 21.5% of revenue for the similar quarter ended 1999. This decrease was primarily the result of a settlement of an insurance claim for $200,000 during the quarter ended December 31, 1999. Exclusive of this benefit EBITDA decreased by $136,116 as a result of the increased costs of operations described above.

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

      On June 1, 2000 the Company declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. The resolution called for the payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board. In addition to the dividends declared, undeclared dividends in arrears for the preferred stock as of December 31, 2000 totaled $429,183.

      At December 31, 2000, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $891,958 compared to a net working capital exclusive of the note payable to its majority shareholder of $718,401 at September 30, 2000. This increase in net working capital of $173,557 was due to the increase in current assets, primarily accounts receivable, and repayment of current liabilities.

      Net cash used in operating activities was $57,778 during the three month period ended December 31, 2000, compared to $424,727 provided by operations for the three month period ended December 31, 1999. This decrease reflects the net loss for the quarter ended December 31, 2000, as well as a one-time benefit from the settlement of an insurance claim for $200,000 recorded in 1999.

      Net cash used in investing activities for the three months ended December 31, 2000, was $76,741 compared to $73,993 for the same period in 1999. The Company utilized these funds in the purchases of transportation, computer equipment and software.

      Net cash used in financing activities was $320,142 during the three month period ended December 31, 2000, as compared to net cash us used in financing activities of $464,856 during the three month period ended December 31, 1999. The difference is primarily the result of repayment of notes payable, long term debt and reduced borrowings.

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

      3.5 Amendment of Bylaws effective October 1, 1998. (incorporated by reference to Exhibit 3.5 of 3CI's Report on 10-K filed January 12,
            1999).

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

      4.3   Letter Agreement and Note Amendment dated August 10, 2000 by 3CI and
            Waste Systems, Inc. (incorporated by reference to Exhibit 4.3 of
            3CI's report on Form 10-K filed December 29, 2000).

      4.4 Letter Agreement and Note Amendment dated December 20, 2000 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of
            3CI's report on Form 10-K filed December 29, 2000).

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

-------------------


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



                                       3CI COMPLETE COMPLIANCE CORPORATION
                                                   (Registrant)


Dated: February 14, 2001

                                       By: /s/  Curtis W. Crane
                                          ---------------------------------
                                                Curtis W. Crane, CPA
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                           (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
   27.1                  -- Financial Data Schedule