Form 10-Q
period 2001-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2001-05-08
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ______________


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

         The number of shares of Common Stock outstanding as of the close of business on May 8, 2001, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                      INDEX


                                                                                                                              PAGE
                                                                                                                             NUMBER
                                                                                                                             ------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets as of
                   March 31, 2001 (unaudited) and September 30, 2000 (audited) ................................................  3

                Statements of Operations for the three and six months ended
                   March 31, 2001 and 2000 (unaudited) ........................................................................  4

                Statements of Cash Flows for the
                   six months ended March 31, 2001 and
                   2000 (unaudited) ...........................................................................................  5

                Notes to Financial Statements (unaudited)......................................................................  6


        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................................................  8

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings .............................................................................................  11

        Item 2. Changes in Securities .........................................................................................  11

        Item 3. Defaults Upon Senior Securities ...............................................................................  11

        Item 4. Submission of Matters to a Vote
                   Of Security Holders  .......................................................................................  11

        Item 5. Other Information .............................................................................................  11

        Item 6. Exhibits and Reports on Form 8-K ..............................................................................  11

SIGNATURES.....................................................................................................................  13

ITEM 1.  FINANCIAL STATEMENTS


                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS



                                                                                                    MARCH 31,       SEPTEMBER 30,
                                                                                                     2001              2000
                                                                                                  (UNAUDITED)        (AUDITED)
                                                                                                  ------------      -------------
                                     ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                                      $     50,036      $    561,189
   ACCOUNTS RECEIVABLE, NET ALLOWANCES OF $342,399 AND $281,051
     AT MARCH 31, 2001 AND SEPTEMBER 30, 2000, RESPECTIVELY                                          4,099,742         2,819,920
   INVENTORY                                                                                            58,810            88,062
   PREPAID EXPENSES                                                                                    801,773           396,101
   OTHER CURRENT ASSETS                                                                                 15,599            65,420
                                                                                                  ------------      ------------
       TOTAL CURRENT ASSETS                                                                          5,025,960         3,930,692
                                                                                                  ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                              14,482,702        14,381,550
      ACCUMULATED DEPRECIATION                                                                      (7,549,208)       (6,770,017)
                                                                                                  ------------      ------------
         NET PROPERTY, PLANT AND EQUIPMENT                                                           6,933,494         7,611,533
                                                                                                  ------------      ------------

EXCESS OF COST OVER NET ASSETS ACQUIRED, NET OF ACCUMULATED AMORTIZATION OF
 $214,488 AND $189,988 AT MARCH 31, 2001 AND SEPTEMBER 30, 2000, RESPECTIVELY                          342,743           367,243

OTHER ASSETS                                                                                            15,904            15,929
                                                                                                  ------------      ------------
       TOTAL ASSETS                                                                               $ 12,318,101      $ 11,925,397
                                                                                                  ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   NOTES PAYABLE                                                                                       655,590           227,898
   CURRENT PORTION OF LONG-TERM DEBT TO UNAFFILIATED LENDERS                                           391,569           447,948
   ACCOUNTS PAYABLE                                                                                    508,408           858,524
   ACCOUNTS PAYABLE AND ACCRUED INTEREST TO AFFILIATED COMPANIES                                       522,359           486,502
   ACCRUED LIABILITIES                                                                                 536,702           693,869
   DIVIDENDS PAYABLE                                                                                   497,550           497,550
   NOTE PAYABLE MAJORITY SHAREHOLDER                                                                 5,629,379         5,629,379
                                                                                                  ------------      ------------
        TOTAL CURRENT LIABILITIES                                                                    8,741,557         8,841,670
                                                                                                  ------------      ------------

LONG-TERM DEBT UNAFFILIATED LENDERS, NET OF CURRENT PORTION                                            510,103           702,760

                                                                                                  ------------      ------------
        TOTAL LIABILITIES                                                                            9,251,660         9,544,430
                                                                                                  ------------      ------------


SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $0 .01 PAR VALUE, AUTHORIZED 16,050,000 SHARES;
      ISSUED AND OUTSTANDING 7,750,000 AT MARCH 31, 2001 AND SEPTEMBER 30, 1999, RESPECTIVELY           77,500            77,500
   ADDITIONAL PAID-IN CAPITAL - PREFERRED STOCK                                                      7,672,500         7,672,500
   COMMON STOCK, $0.01 PAR VALUE, AUTHORIZED 40,450,000 SHARES;
     ISSUED AND OUTSTANDING 9,232,825 AT MARCH 31, 2001 AND SEPTEMBER 30, 2000                          92,329            92,329
   LESS COST OF TREASURY STOCK 34,500 SHARES                                                           (51,595)          (51,595)
   ADDITIONAL PAID-IN CAPITAL - COMMON STOCK                                                        20,471,145        20,400,778
   ACCUMULATED DEFICIT                                                                             (25,195,438)      (25,810,545)
                                                                                                  ------------      ------------
        TOTAL SHAREHOLDERS' EQUITY                                                                   3,066,441         2,380,967
                                                                                                  ------------      ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 12,318,101      $ 11,925,397
                                                                                                  ============      ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                     MARCH 31,                        MARCH 31,
                                                               2001             2000             2001             2000
                                                           -----------      -----------      -----------      -----------
REVENUES                                                   $ 5,129,220      $4,411,5360      $ 9,674,948      $ 8,626,537
EXPENSES:
     COST OF SERVICES                                        3,051,815        3,001,820        6,315,547        5,774,072
     DEPRECIATION AND AMORTIZATION                             399,840          424,784          802,700          844,450
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              690,987          709,653        1,359,114        1,203,050
                                                           -----------      -----------      -----------      -----------
     INCOME FROM OPERATIONS                                    986,578          275,279        1,197,587          804,965

OTHER INCOME (EXPENSE):
     INTEREST EXPENSE                                         (201,215)        (219,955)        (489,331)        (445,073)
     OTHER INCOME (EXPENSE)                                    (47,269)         (50,339)         (93,149)         (95,587)
                                                           -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                     738,094            4,985          615,107          264,305

INCOME TAXES                                                        --               --               --               --
                                                           -----------      -----------      -----------      -----------
NET INCOME                                                 $   738,094      $     4,985      $   615,107      $   264,305
                                                           ===========      ===========      ===========      ===========
BASIC EARNINGS PER SHARE:
     BASIC NET INCOME PER SHARE                            $      0.08      $      0.01      $      0.07      $      0.03
                                                           ===========      ===========      ===========      ===========
DILUTED EARNINGS PER SHARE:
     DILUTED NET INCOME PER SHARE                          $      0.04      $      0.01      $      0.04      $      0.02
                                                           ===========      ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED



                                                                                            FOR THE SIX MONTHS ENDED MARCH 31,
                                                                                               2001                 2000
                                                                                            -----------          -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   NET INCOME                                                                               $   615,107          $   264,305
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      NON-CASH INTEREST EXPENSE                                                                  70,367                   --
      GAIN ON DISPOSAL OF FIXED ASSETS                                                               --               10,737
      DEPRECIATION AND AMORTIZATION                                                             802,700              844,450
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE, NET                                  (1,279,822)            (480,710)
            (INCREASE) DECREASE IN INVENTORY                                                     29,252               (5,541)
            (INCREASE) DECREASE IN PREPAID EXPENSES                                            (405,672)            (375,422)
            (INCREASE) DECREASE IN OTHER CURRENT ASSETS AND OTHER ASSETS                         50,837               83,346
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                            (350,116)            (107,808)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE, AFFILIATED COMPANIES                        35,857                1,701
            INCREASE (DECREASE) IN ACCRUED LIABILITIES                                         (157,167)            (117,912)
                                                                                            -----------          -----------
                          TOTAL ADJUSTMENTS TO NET INCOME (LOSS)                             (1,203,764)            (147,159)
                                                                                            -----------          -----------
                          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (588,657)             117,146
                                                                                            -----------          -----------


CASH FLOW FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                                            --               27,839
      PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                (101,152)            (209,513)
                                                                                            -----------          -----------
                          NET CASH USED IN INVESTING ACTIVITIES                                (101,152)            (181,674)
                                                                                            -----------          -----------


CASH FLOW FROM FINANCING ACTIVITIES:
      PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                                                   735,453              592,171
      PRINCIPAL REDUCTION OF NOTES PAYABLE                                                     (307,761)            (174,834)
      PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT, UNAFFILIATED LENDERS                                 --               22,867
      REDUCTION OF LONG-TERM DEBT, UNAFFILIATED LENDERS                                        (249,036)            (424,798)
      REDUCTION OF NOTE PAYABLE TO MAJORITY SHAREHOLDERS                                             --             (144,786)
                                                                                            -----------          -----------
                          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   178,656             (129,380)
                                                                                            -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (511,153)            (193,908)
                                                                                            -----------          -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  561,189              236,387
                                                                                            -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    50,036          $    42,479
                                                                                            ===========          ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

The balance sheet at September 30, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 2000.


(2) NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share:


                                                                         FOR THE THREE AND SIX MONTHS ENDED,
                                                             -----------------------------------------------------------
                                                                2001            2000            2001            2000
                                                             -----------     -----------     -----------     -----------
Numerator:
     Net income                                              $   738,094     $     4,985     $   615,107     $   264,305
                                                             -----------     -----------     -----------     -----------
Denominator:
Denominator for basic earnings per share
 --weighted average shares                                     9,198,325       9,198,325       9,198,325       9,198,325
                                                             -----------     -----------     -----------     -----------
Effect of dilutive securities:
    Preferred shares and warrants                              8,038,686       7,750,000       7,971,818       7,750,000
                                                             -----------     -----------     -----------     -----------
Denominator for diluted earnings per share-adjusted
Weighted average shares and assumed conversions               17,237,011      16,948,325      17,170,143      16,948,325
                                                             -----------     -----------     -----------     -----------
Basics earnings per share                                    $      0.08     $      0.01     $      0.07     $      0.03
                                                             -----------     -----------     -----------     -----------
Diluted earnings per share                                   $      0.04     $      0.01     $      0.04     $      0.02
                                                             -----------     -----------     -----------     -----------

         Included in the three and six month period ended March 31, 2001, are 893,122 warrants that were issued to WSI with an exercise price between $0.10 and $0.20 were included in the computation of diluted earnings per share. Stock options were not included in the net income per share computation because they were antidilutive, as the exercise prices ranging from $0.594 to $1.50 were greater than the average price of the common stock.

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

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note). Amounts due under the Note totaled $5,629,379 as of March 31, 2001 and September 30, 2000, respectively. The Note bears interest at the prime rate, which is currently 8.0%, plus 2.5%. The Company was required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter.

         As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet its net income requirement under the Note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the original note as of August 1, 2000. The Amended and Restated Promissory Note (the "Amended Note") which matured October 1, 2000 called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In connection with the Amended Note, in September 2000 3CI issued WSI warrants for the purchase of up to 351,836 shares of 3CI Common stock at an exercise price of $.20 per share. These warrants expire September 20, 2002. The warrants have an estimated fair value of $70,367, which was charged to interest expense. WSI waived all existing events of default under the existing indebtedness. As of October 1, 2000 the Amended Note was again extended to January 1, 2001. In connection with the Amended Note, in December 2000 3CI issued WSI warrants for the purchase of up to 541,286 shares of 3CI Common stock at an exercise price of $.10 per share. These warrants expire December 20, 2002. The Amended Note was once again renewed to July 1, 2001, with an interest rate of 2.5% plus prime not to exceed 13%. This renewal of the Promissory Note requires the Company to achieve a minimum level of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). If the financial covenant is not met then the Company is required to issue additional warrants. WSI intends to support the Company through the year 2001.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $215,000 and $390,290 had been utilized at March 31, 2001, and 2000, respectively, and $1,000,000 for the financing of equipment, of which $461,490 and $578,742 had been utilized at March 31, 2001 and 2000 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         In February 2001, 3CI transferred to Stericycle, through WSI, approximately 70 accounts located in the Houston, Texas area in exchange for a reduction in interest due under the Amended Promissory note of approximately $60,000. The accounts represented approximately $200,000 in annual revenue during 2000.

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

RESULTS OF OPERATIONS


The following summarizes (in thousands) the Company's operations:


                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   MARCH 31,                 MARCH 31,
                                              2001         2000         2001         2000
                                             -------      -------      -------      -------
Revenues                                     $ 5,129      $ 4,412      $ 9,675      $ 8,626
Cost of services                              (3,052)      (3,002)      (6,316)      (5,774)
Depreciation and amortization                   (400)        (425)        (803)        (844)
Selling, general and administrative             (691)        (710)      (1,359)      (1,203)
                                             -------      -------      -------      -------
Net income from operations                       986          275        1,197          805
                                             -------      -------      -------      -------
Interest expense                                (201)        (220)        (489)        (445)
Other income (expense) net                       (47)         (50)         (93)         (96)
                                             -------      -------      -------      -------
Net income                                   $   738      $     5      $   615      $   264
                                             =======      =======      =======      =======
EBITDA*                                      $ 1,339      $   650      $ 1,907      $ 1,554
                                             =======      =======      =======      =======

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

----------


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

REVENUES increased by $717,684, or approximately 16.3%, to $5,129,220 during the three months period ended March 31, 2001, from $4,411,536 for the three-month period ended March 31, 2000. This increase is primarily due to an increase in pricing strategy necessary to cover higher operating costs. The new pricing which primarily affected the Company's small quantity generators was implemented in December 2000.

COST OF SERVICES increased $49,995 or approximately 1.7%, to $3,051,815 during the three months ended March 31, 2001, compared to $3,001,820 for the three month period ended March 31, 2000. The reasons for the increase were primarily attributable to an increase of external processing fees that have been incurred as the Company was refurbishing its own treatment facilities. Also the Company has incurred increased transportation costs related to the rise in diesel fuel and other petroleum based products that the Company utilizes in its business. Cost of revenues as a percentage of revenues decreased to 59.5% during the three months ended March 31, 2001, as compared to 68% during the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION expense decreased to $399,840 for the three months ended March 31, 2001, from $424,784, for the three months ended March 31, 2000. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses decreased to $690,987, during the three months ended March 31, 2001, from $709,653, during the three months ended March 31, 2000. This decrease of $18,666, or 2.6%, is primarily attributable to a reduction in various administrative expenses. Selling, general and administrative expenses decreased as a percentage of revenue to 13.5% for the three months ended March 31, 2001, as compared to 16.1% for the three months ended March 31, 2000.

INTEREST EXPENSE decreased by $18,740, or 8.5%, to $201,215 during the three months ended March 31, 2001, as compared to $219,955 for the months period ended March 31, 2000.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $1,339,149 or 26.1% of revenue for the quarter ended March 31, 2001 compared to $649,724 or 14.7% of revenue for the quarter ended march 31, 2000. This increase was primarily the result of the newly implemented pricing strategy as referred to above.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000:

REVENUES increased by $1,048,411, or 12.2%, to $9,674,948 during the six months period ended March 31 2001, from $8,626,537 for the six month period ended March 31, 2000. This increase is primarily due to an increase in pricing strategy necessary to cover higher operating costs. The new pricing which primarily affected the Company's small quantity generators was implemented in December 2000.

COST OF SERVICES increased $541,475, or 9.4%, to $6,314,547, during the six months ended March 31, 2001, compared to $5,774,072 for the six month period ended March 31, 2000. The increase in cost of services is also attributable to the increase of the Company's packaging and container costs, transportation costs and external processing fees. Cost of revenues as a percentage of revenues decreased to 65.3% during the six months ended March 31, 2000, as compared to 66.9% during the six months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION expense decreased to $802,700 for the six months ended March 31, 2001, from $844,450 for the six months ended March 31, 2000. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $1,359,114 during the six months ended March 31, 2001, from $1,203,050 during the six months ended March 31, 2000. This increase of $156,064, or 13%, is primarily attributable to a one-time benefit recorded in the six months ended March 31, 2000, from the settlement of an insurance claim for $200,000. Exclusive of this benefit the selling, general and administrative expenses decreased by $81,475, or 5.5%, as a result of reduced professional and legal fees. Exclusive of the one-time insurance benefit, selling, general and administrative expenses decreased by $43,937 or 3.1%, which is a result in the reduction of various administrative expenses. Selling, general and administrative expenses increased as a percentage of revenue to 14% for the six months ended March 31, 2001, as compared to 13.9% for the six months ended March 31, 2000.

INTEREST EXPENSE increased by $44,258 or 9.9% to $489,331 during the six months ended March 31, 2001 as compared to $445,073 during the six months ended March 31, 2000. This increase was primarily due to higher loan commitment fees and an increase in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $1,907,137 or 19.7% of revenue for the six months ended March 31, 2001 compared to $1,553,828 or 18% of revenue for the six months ended March 31, 2000. This increase was primarily the result of the newly implemented pricing strategy as referred to above. Adjusted for a one-time benefit of an insurance settlement totaling $200,000 received in the six month period ended March 31, 2000, EBITDA increased $553,310, or 40.9%.


                         LIQUIDITY AND CAPITAL RESOURCES

         On June 1, 2000 the Company declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. The resolution called for the payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board. In addition to the dividends declared, undeclared dividends in arrears for the preferred stock as of March 31, 2001 totaled $586,824.

         At March 31, 2001, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,913,782 compared to a net working capital exclusive of the note payable to its majority shareholder of $718,401 at September 30, 2000. This increase in net working capital of $1,195,381 is related to increase in accounts receivable and prepaid assets.

         Net cash used in operating activities was $588,657 during the six-month period ended March 31, 2001, compared to net cash provided by operating activities of $117,146 for the six-month period ended March 31, 2000. This decrease of $705,803 was due to the increase in current assets, primarily accounts receivable, and repayment of current liabilities.

         Net cash used in investing activities for the six months ended March 31, 2001, was $101,152, principally for machinery and equipment. During the first two quarters of the fiscal year ending

September 30, 2000, the Company invested $209,513 for purchases of transportation equipment, computer equipment and software.

         Net cash provided by financing activities was $178,656 during the six month period ended March 31, 2001, as compared to net cash used in financing activities of $129,380 during the six month period ended March 31, 2000. The difference is primarily the result of the proceeds form the financing of notes payable.



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

3.5 Amendment of Bylaws effective October 1, 1998.(incorporated by reference to Exhibit 3.5 of 3CI's report on Form 10-K filed January 12, 1999)

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


----------

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



                                        3CI COMPLETE COMPLIANCE
                                        CORPORATION
                                        (Registrant)



Dated: May 8, 2001

                                        By: /s/ Curtis W. Crane
                                           -------------------------------------
                                                   Curtis W. Crane, CPA
                                                 Chief Financial Officer,
                                                  Secretary and Treasurer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)