Form 10-Q
period 2001-06-30
3CI COMPLETE COMPLIANCE CORP
filed 2001-08-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________

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

         The number of shares of Common Stock outstanding as of the close of business on August 14, 2001, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                      INDEX



                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of
                    June 30, 2001 (unaudited) and September 30, 2000 (audited)..............      3

                 Statements of Operations for the three and nine months ended
                    June 30, 2001 and 2000 (unaudited)......................................      4

                 Statements of Cash Flows for the
                     nine months ended June 30, 2001 and
                     2000 (unaudited).......................................................      5

                 Notes to Financial Statements (unaudited)..................................      6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................      9

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................     11

      Item 2.    Changes in Securities......................................................     11

      Item 3.    Defaults Upon Senior Securities............................................     11

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................     11

      Item 5.    Other Information  ........................................................     11

      Item 6.    Exhibits and Reports on Form 8-K...........................................     11

SIGNATURES..................................................................................     14

ITEM 1.  FINANCIAL STATEMENTS

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS



                                                                                   June 30,         September 30,
                                                                                     2001               2000
                                                                                  (Unaudited)         (Audited)
                                                                                  ------------       ------------
                              ASSETS

Current Assets:
   Cash and cash equivalents                                                      $    556,084       $    561,189
   Accounts receivable, net allowances of $252,598 and $281,051
     at June 30, 2001 and September 30, 2000, respectively                           3,407,260          2,819,920
   Inventory                                                                            88,892             88,062
   Prepaid expenses                                                                    638,741            396,101
   Other current assets                                                                 15,523             65,420
                                                                                  ------------       ------------
       Total current assets                                                          4,706,500          3,930,692
                                                                                  ------------       ------------

Property, plant and equipment, at cost                                              14,530,803         14,381,550
      Accumulated depreciation                                                      (7,934,861)        (6,770,017)
                                                                                  ------------       ------------
         Net property, plant and equipment                                           6,595,942          7,611,533
                                                                                  ------------       ------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $226,738 and $189,988 at June 30, 1999 and September 30, 2000, respectively           330,493            367,243

Other assets                                                                            25,630             15,929
                                                                                  ------------       ------------
       Total assets                                                               $ 11,658,565       $ 11,925,397
                                                                                  ============       ============


               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                  $    453,338       $    227,898
   Current portion of long-term debt to unaffiliated lenders                           379,301            447,948
   Accounts payable                                                                    434,935            858,524
   Accounts payable to affiliated companies                                            201,153            486,502
   Accrued liabilities                                                                 745,950            693,869
   Dividends Payable                                                                 1,243,779            497,550
   Note payable to majority shareholder                                              5,229,379          5,629,379
                                                                                  ------------       ------------
        Total current liabilities                                                    8,687,835          8,841,670
                                                                                  ------------       ------------

Long-term debt to unaffiliated lenders, net of current portion                         423,672            702,760

                                                                                  ------------       ------------
        Total liabilities                                                            9,111,507          9,544,430
                                                                                  ------------       ------------


Shareholders' Equity:
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at June 30, 2001 and
      September 30, 2000, respectively                                                  77,500             77,500
   Additional paid-in capital - preferred stock                                      7,672,500          7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at June 30, 2001 and
     September 30, 2000                                                                 92,329             92,329
   Less cost of treasury stock 34,500 shares and 34,500 shares at
     June 30, 2001 and September 30, 2000, respectively                                (51,595)           (51,595)
   Additional paid-in capital - common stock                                        20,471,145         20,400,778
   Accumulated deficit                                                             (25,714,821)       (25,810,545)
                                                                                  ------------       ------------
        Total shareholders' equity                                                   2,547,058          2,380,967
                                                                                  ------------       ============
        Total liabilities and shareholders' equity                                $ 11,658,565       $ 11,925,397
                                                                                  ============       ============




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     For the three months ended June 30,   For the nine months ended June 30,
                                                            2001             2000              2001              2000
                                                        ------------      ------------      ------------      ------------

Revenues                                                $  4,704,210      $  4,302,908      $ 14,379,117      $ 12,929,446
Expenses:
     Cost of services                                      3,131,487         3,087,853         9,447,035         8,861,923
     Depreciation and amortization                           397,903           428,303         1,200,601         1,272,753
     Selling, general and administrative expenses            747,938           725,766         2,107,053         1,928,819
                                                        ------------      ------------      ------------      ------------
     Income from operations                                  426,882            60,986         1,624,428           865,951

Other income (expense):
     Interest expense                                       (196,904)         (248,204)         (686,235)         (693,277)
     Other income (expense)                                   (3,132)          (41,123)          (96,281)         (136,709)
                                                        ------------      ------------      ------------      ------------
Income (loss) before income taxes                            226,846          (228,341)          841,912            35,965

Income taxes                                                      --                --                --                --
                                                        ------------      ------------      ------------      ------------

Net income (loss)                                       $    226,846      $   (228,341)     $    841,912      $     35,965
                                                        ============      ============      ============      ============


   Dividends on preferred stock                             (746,229)         (497,550)         (746,229)         (497,550)
                                                        ------------      ------------      ------------      ------------

Net income (loss) applicable to common shareholders     $   (519,383)     $   (725,891)     $     95,683      $   (461,585)
                                                        ============      ============      ============      ============

  Basic earnings (loss)  per common share               $      (0.06)     $      (0.08)     $       0.01      $      (0.05)
                                                        ============      ============      ============      ============


  Fully diluted earnings (loss) per share               $      (0.06)     $      (0.08)     $       0.01      $      (0.05)
                                                        ============      ============      ============      ============



 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                             For the nine months ended June 30,
                                                                                  2001              2000
                                                                                -----------      -----------
Cash flow from operating activities:
   Net income                                                                   $   841,912      $    35,965
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      (Gain) loss on disposal of assets                                             (67,816)          10,626
      Non-cash interest expense                                                      70,367               --
      Depreciation and amortization                                               1,200,601        1,272,753
      Changes in operating assets and liabilities
            Increase in accounts receivable, net                                   (587,340)        (275,802)
            Increase in inventory                                                      (830)         (23,057)
            Increase in prepaid expenses                                           (242,640)        (282,628)
            Decrease in other current assets and other assets                        40,196          112,658
            Decrease in accounts payable                                           (423,589)         (82,621)
            Increase (decrease) in accounts payable to affiliated companies        (285,349)           2,551
            Decrease in accrued liabilities                                          52,081           60,238

                                                                                -----------      -----------
                          Total adjustments to net income                          (244,319)         794,718
                                                                                -----------      -----------
                          Net cash provided by operating activities                 597,593          830,683
                                                                                -----------      -----------

Cash flow from investing activities:
      Proceeds from sale of intangible assets                                        67,816               --
      Proceeds from sale of property, plant and equipment                                --           25,557
      Purchase of property, plant and equipment                                    (148,218)        (311,254)
                                                                                -----------      -----------
                          Net cash used in investing activities                     (80,402)        (285,697)
                                                                                -----------      -----------

Cash flow from financing activities:
      Proceeds from issuance notes payable                                          779,291          624,815
      Principal reduction of notes payable                                         (553,852)        (330,920)
      Proceeds from issuance of long-term debt to unaffiliated lenders                   --           22,867
      Reduction of long-term debt to unaffiliated lenders                          (347,735)        (604,844)
      Payment of note payable to majority shareholders                             (400,000)        (144,787)
                                                                                -----------      -----------
                          Net cash used in financing activities                    (522,296)        (432,869)
                                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                                 (5,105)         112,117
                                                                                -----------      -----------

Cash and cash equivalents, beginning of period                                      561,189          236,387
                                                                                -----------      -----------

Cash and cash equivalents, end of period                                        $   556,084      $   348,504
                                                                                ===========      ===========



The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

(2) NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of net income (loss) per common share:


                                                                      FOR THE THREE AND NINE MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------------
                                                            2001             2000              2001               2000
                                                        ------------      ------------      ------------      ------------
Numerator:
 Net income (loss)                                      $    226,846      ($   228,341)     $    841,912      $     35,965
 Less preferred dividends                                   (746,229)         (497,550)         (746,229)         (497,550)
                                                        ------------      ------------      ------------      ------------
 Net income (loss) after preferred dividends                (519,383)         (725,891)           95,683          (461,585)
Denominator:
Denominator for basic earnings per share
 --weighted  average shares                                9,198,325         9,198,325         9,198,325         9,198,325
                                                        ------------      ------------      ------------      ------------
Effect of dilutive securities:
    Preferred shares and warrants                                 --                --         8,195,630                --
                                                        ------------      ------------      ------------      ------------
Denominator for diluted earnings per share-adjusted
-weighted average shares and assumed conversions           9,198,325         9,198,325        17,393,955         9,198,325
                                                        ------------      ------------      ------------      ------------
Basic earnings (loss) per share                         $      (0.06)     $      (0.08)     $       0.01      $      (0.05)
                                                        ------------      ------------      ------------      ------------
Diluted earnings loss per share                         $      (0.06)     $      (0.08)     $       0.01      $      (0.05)
                                                        ------------      ------------      ------------      ------------

         Included in the nine month period ended June 30, 2001, are 547,300 warrants that were issued to WSI with an exercise price between $0.10 and $0.20. These warrants were included in the computation of diluted earnings per share for the period. Stock options were not included in the net income per share computation because they were anti-dilutive, as the exercise prices ranging from $0.594 to $1.50 were greater than the average price of the common stock.

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

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note) in the principal amount of 5,487,308. Amounts due under the Note totaled $5,229,379 and $5,629,379 at June 30, 2001 and September 30, 2000, respectively. The Note bears interest at the prime rate, which is currently 6.75%, plus 1.5%. The Company was required to maintain a minimum level of net worth and comply with certain performance related covenants. Interest under the note is due and payable in quarterly installments on the last business day of each calendar quarter.

         As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet its net income requirement under the Note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the original note as of August 1, 2000. The Amended and Restated Promissory Note (the "Amended Note") which matured October 1, 2000 called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In connection with the Amended Note, in September 2000 3CI issued WSI warrants for the purchase of up to 351,836 shares of 3CI Common stock at an exercise price of $.20 per share. These warrants expire September 20, 2002. At issuance, the warrants had an estimated fair value of $70,367, which was charged to interest expense. WSI waived all existing events of default under the existing indebtedness. As of October 1, 2000 the Amended Note was again extended to January 1, 2001. In connection with the Amended Note, in December 2000 3CI issued WSI warrants for the purchase of up to 541,286 shares of 3CI Common stock at an exercise price of $.10 per share. These warrants expire December 20, 2002. At issuance, these warrants had an estimated value of $70,367 which was charged to interest expense. The amended note was again renewed and extended to July 1, 2001, with an interest rate equal to the prime rate plus 2.5% not to exceed 13%. No warrants were issued with this renewal contingent upon the Company meeting a minimum level of earnings before interest, taxes, depreciation, and amortization ("EBITDA").

         In June, 2001 the Company again renewed and extended the note to October 1, 2001. The terms of the Amended and Restated Promissory note called for interest to be paid quarterly at the prime rate plus 1.5%, per annum, not to exceed 13%. In connection with the renewal terms the Company paid $400,000 against principal on June 27, 2001. The Amended Note requires the Company to achieve a minimum level of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). If the financial covenant is not met then the Company is required to issue warrants. WSI intends to support the Company through the year 2001.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $203,882 and $333,695 had been utilized at June 30, 2001, and 2000, respectively, and $1,000,000 for the financing of equipment, of which $430,518 and $540,808 had been utilized at June 30, 2001 and 2000 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         In February 2001, 3CI transferred to Stericycle, through WSI, approximately 70 accounts located in the Houston, Texas area in exchange for a reduction in interest due under the Amended Promissory note of approximately $67,816. The accounts represented approximately $200,000 in annual revenue during 2000.


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

         On June 30, 2001 the Board of Directors of American 3CI declared a $0.0963 dividend on the series B preferred stock which totaled $674,014 and represented undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. The resolution called for the payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board.

         On June 30, 2001 the Board of Directors of American 3CI declared a $0.0963 dividend on the series C preferred stock which totaled $72,215 and represented undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. The resolution called for the payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution of the Board.


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

RESULTS OF OPERATIONS


The following summarizes (in thousands) the Company's operations:


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                            2001             2000              2001               2000
                                        ------------      ------------      ------------      ------------
Revenues                                $      4,704      $      4,303      $     14,379      $     12,929
Cost of services                              (3,131)           (3,087)           (9,447)           (8,862)
Depreciation and amortization                   (398)             (428)           (1,201)           (1,273)
Selling, general and administrative             (748)             (726)           (2,107)           (1,929)
                                        ------------      ------------      ------------      ------------
Net income from operations                       427                61             1,624               866
                                        ------------      ------------      ------------      ------------
Interest expense                                (197)             (248)             (686)             (693)
Other income (expense) net                        (3)              (41)              (96)             (137)
                                        ------------      ------------      ------------      ------------
Net income                              $        227      $       (228)     $        842      $         36
                                        ============      ============      ============      ============
EBITDA*                                 $        822      $        448      $      2,728      $      2,002
                                        ============      ============      ============      ============

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

----------


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

REVENUES increased by $401,302, or approximately 9.33%, to $4,704,210 during the three months period ended June 30, 2001, from $4,302,908 for the three-month period ended June 30, 2000. This increase is primarily due to an increase in pricing strategy necessary to cover higher operating costs. The new pricing was implemented in December 2000.

COST OF SERVICES increased $43,633 or approximately 1.41%, to $3,131,487 during the three months ended June 30, 2001, compared to $3,087,853 for the three month period ended June 30, 2000. The increase was primarily related to an increase in external processing fees that have been incurred as the Company was refurbishing its own treatment facilities. Also the Company has incurred increased transportation costs related to the rise in diesel fuel and other petroleum based products that the Company utilizes in its business. Cost of revenues as a percentage of revenues decreased to 66.6% during the three months ended June 30, 2001, as compared to 71.8% during the three months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION expense decreased to $397,903 for the three months ended June 30, 2001, from $428,303, for the three months ended June 30, 2000. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $747,938, during the three months ended June 30, 2001, from $725,766, during the three months ended June 30, 2000. This increase of $22,172, or 3.1%, is primarily attributable to legal fees and settlements related to certain employment issues net of an overall reduction in various administrative expenses. Selling, general and administrative expenses decreased as a percentage of revenue to 15.9% for the three months ended June 30, 2001, as compared to 16.9% for the three months ended June 30, 2000.

INTEREST EXPENSE decreased by $51,300, or 20.7%, to $196,904 during the three months ended June 30, 2001, as compared to $248,204 for the three month period ended June 30, 2000. The primary reason for the reduction in interest was the reduction of the interest rates for the note payable to WSI, which is variable and tied to the prime rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $821,653 or 17.47% of revenue for the quarter ended June 30, 2001 compared to $448,166 or 10.42% of revenue for the quarter ended June 30, 2000. This increase was primarily the result of the increased profitability created by the pricing strategy as referred to above which was implemented in December 2000.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000:

REVENUES increased by $1,449,671, or 11.2%, to $14,379,117 during the nine months period ended June 30, 2001, from $12,929,446 for the nine month period ended June 30, 2000. This increase is primarily due to an increase in pricing strategy necessary to cover higher operating costs. The new pricing was implemented in December 2000.

COST OF SERVICES increased $585,112, or 6.6%, to $9,447,035, during the nine months ended June 30, 2001, compared to $8,861,923 for the nine month period ended June 30, 2000. The increase in cost of services is also attributable to the increase of the Company's packaging and container costs, transportation costs and external processing fees. Cost of revenues as a percentage of revenues decreased to 65.7% during the nine months ended June 30, 2000, as compared to 68.8% during the nine months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION expense decreased to $1,200,601 for the nine months ended June 30, 2001, from $1,272,753 for the nine months ended June 30, 2000. The decrease was related to certain assets becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $2,107,053 during the nine months ended June 30, 2001, from $1,928,819 during the nine months ended June 30, 2000. This increase of $178,234, or 9.2%, is primarily attributable to the benefit of a $200,000 insurance settlement in the period ended June 20, 2000. Selling, general and administrative expenses decreased as a percentage of revenue to 14.7% for the nine months ended June 30, 2001, as compared to 14.8% for the nine months ended June 30, 2000.

INTEREST EXPENSE decreased by $7,042 or 1.0% to $686,235 during the nine months ended June 30, 2001 as compared to $693,277 during the nine months ended June 30, 2000. This decrease was primarily due to a reduction in the interest rate for the note payable to WSI, which is variable and tied to the prime interest rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $2,728,748 or 19.0% of revenue for the nine months ended June 30, 2001 compared to $2,001,995 or 15.4% of revenue for the nine months ended June 30, 2000. This increase was primarily the result of the newly implemented pricing strategy as referred to above.

                         LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 2001, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,248,044 compared to a net working capital exclusive of the note payable to its majority shareholder of $718,401 at September 30, 2000. This increase in net working capital of $529,643 is related to increase in accounts receivable and prepaid assets.

         Net cash provided by operating activities was $597,593 during the nine-month period ended June 30, 2001, compared to net cash provided by operating activities of $830,683 for the nine-month period ended June 30, 2000. This decrease of $233,090 was due to the increase in current assets, primarily accounts receivable, and repayment of current liabilities.

         Net cash used in investing activities for the nine months ended June 30, 2001, was $80,402 compared to $285,697 for the similar period in 2000. During the period the Company invested $148,218 for purchases of machinery and equipment, and computer equipment and software.

         Net cash used in financing activities was $522,296 during the nine-month period ended June 30, 2001, as compared to net cash used in financing activities of $432,869 during the nine month period ended June 30, 2000. The difference is primarily the result of the repayment of debt to WSI.

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

4.5         Letter Agreement and Note Amendment dated July 1, 2001 by 3CI and
            Waste Systems, Inc.

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


                                           3CI COMPLETE COMPLIANCE
                                           CORPORATION
                                           (Registrant)





Dated: August 14, 2001

                                           By: /s/ JOHN R. WEAVER
                                              ----------------------------------
                                                      John R. Weaver
                                                  Chief Financial Officer,
                                                (Principal Financial Officer,
                                                Principal Accounting Officer)













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


                                           3CI COMPLETE COMPLIANCE
                                           CORPORATION
                                           (Registrant)





Dated: August 14, 2001

                                           By: /s/ JOHN R. WEAVER
                                               ---------------------------------
                                                          John R.  Weaver
                                                     Chief Financial Officer,
                                                  (Principal Financial Officer,
                                                  Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
4.5         Letter Agreement and Note Amendment dated July 1, 2001 by 3CI and
            Waste Systems, Inc.