Form 10-K405
period 2001-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2002-01-15
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (Fee Required)
         For the fiscal year ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (No Fee Required)
         For the transition period from ____________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the OTC Bulletin Board on January 14, 2002 was approximately $1,023,469 computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 14, 2002 was 9,198,325.

================================================================================

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS*
                           ANNUAL REPORT ON FORM 10-K

               ---------------------------------------------------



                                                                                                            PAGE
                                                                                                            ----
                                                     PART I

     Item 1.    Business   .............................................................................      3
     Item 2.    Properties .............................................................................      9
     Item 3.    Legal Proceedings.......................................................................     10
     Item 4.    Submission of Matters to a Vote of Security Holders.....................................     10

                                                     PART II

     Item 5.    Market for Registrant's Common
                      Equity and Related Stockholder Matters............................................     10
     Item 6.    Selected Financial Data.................................................................     12
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.............................................................     12
     Item 7a:   Quantitative and Qualitative Disclosures about Market Risk..............................     16
     Item 8.    Financial Statements and Supplementary Data.............................................     16
     Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure...............................................     16

                                                     PART III

     Item 10.   Directors and Executive Officers of the Registrant .....................................     16
     Item 11.   Executive Compensation..................................................................     19
     Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management.............................................................     21
     Item 13.   Certain Relationships and Related
                      Transactions......................................................................     21

                                                     PART IV

     Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K.............................................................   22
     Signature Page   ....................................................................................   25


                               ------------------


* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.   BUSINESS

GENERAL.

         3CI Complete Compliance Corporation ("3CI" or the "Company") was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. It services customers in a number of states in and contiguous to the south and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, Oklahoma, Tennessee, and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services to customers include collection, transportation, bar code identification and destruction by controlled high temperature incineration, autoclave, microwave and chemical grinding and heating technologies. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking.

         "Medical waste" or "biomedical waste," as used herein, is broadly defined to mean any liquid or solid waste generated in the diagnosis, treatment or immunization of human beings or animals or in related research, that may result in an infectious disease. State and federal regulations tend to focus on regulated and infectious medical waste, which includes pathological wastes, including tissues, organs and body parts; blood and the products or components of blood; "sharps," including needles, scalpels, pipettes and other medical instruments; waste from surgery or autopsy; dialysis wastes, including contaminated disposable equipment and supplies; cultures and stocks of infectious agents, including cultures from medical and pathological laboratories; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals. Also included are pharmaceutical wastes. "Medical waste" or "biomedical waste" as used herein, does not include "hazardous waste," as such term is commonly defined under state and federal regulations.

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

DOCUMENTATION AND REPORTING

         The bar code label affixed to each of the Company's medical waste containers is used in conjunction with computers, laser scanners and digital scales to document the handling, treatment, disposal and weighing of the customer's medical waste stream. Bar coded containers allow proper documentation and tracking of waste materials and meet all applicable local, state and federal regulations concerning packaging and labeling of medical waste materials. The Company provides its customers on a regular basis with medical waste destruction reports that document the acceptance, transportation, treatment and third party verification of their medical waste disposal. The Company's detailed documentation provides information on all waste it accepts including the individual container bar code number, point of origin, date and time of pick up, date and time of treatment, weight at time of treatment and certificate of destruction.

DISPOSAL

         The company utilizes permitted treatment facilities throughout its operating territory. There is ample capacity available in the area and the Company attempts to optimize its cost structure by utilizing treatment sources nearest its customer base. These facilities include incinerators and autoclaves. The Company formerly operated two incinerators and a chem-clave unit in Springhill, Louisiana. In December 2001 the decision was made to permanently idle this equipment. In addition the Company holds a treatment permit at a leased location in Birmingham, Alabama where the Company formerly operated an incinerator and a microwave unit which were also permanently idled in December 2001. The Company continues to track and record the movement of medical wate through all phases of its handling and treatment, in compliance with governmental regulations.

         The Company enters into medical waste disposal agreements with customers for the collection of their medical waste according to a schedule agreed upon between the parties. The Company accepts medical waste that has been packaged by customers in containers the Company provides and transports it in Company vehicles to treatment facilities. The Company uses a bar code technology to track and record the movement of medical waste through all phases of its handling in compliance with applicable governmental regulations.

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

CUSTOMERS

         The Company's health care customer base is diverse, with about 8,500 accounts in Arkansas, Florida, Georgia, Louisiana, Texas, Alabama, Mississippi, and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no individual customer generates five percent or more of the Company's revenues.

SALES AND MARKETING

         The Company divides its market into two categories within each geographic region: the hospital market and the professional market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and major medical complexes. The professional market consists principally of physician and dental offices, laboratories, nursing and convalescent homes, medical and veterinarians' offices, and clinics and mortuaries.

         The Company uses a multi-part strategy to increase its presence and customer base in a particular geographical market. First, Company representatives meet personally with a prospective customer to detail the Company's services and to negotiate a disposal agreement that reflects the prospective customer's service needs. Second, the Company seeks endorsements or referral relationships with hospitals and professional associations in the market areas. The Company seeks to achieve a mix of both hospital and professional accounts which maximizes its resources in each given market area.

         Some dramatic changes in the strategy have been made with the addition of sales personnel in each region to maximize the Company's presence. The Company has also implemented a new telemarketing program to produce new customer leads as well as ensure customer satisfaction and loyalty. Customer satisfaction is also achieved by the Company's representatives participation in medical waste audits and proper packaging in-services.

         The Company produces an OSHA Compliance Manual which assists the customers with compliance of OSHA regulations. A quarterly newsletter is also provided to customers to update changes and developments related to federal regulations as well as addressing questions that may effect their facilities.

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

INSURANCE COVERAGE

         The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. The Company carries a range of insurance coverage, including a comprehensive general liability policy in the amount of $1,000,000 with a combined single limit for bodily injury and property damage, and a $5,000,000 excess umbrella liability policy. The Company also carries $1,000,000 per occurrence of transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during transportation. The Company believes that the types of insurance it carries and amounts of coverage are sufficient to protect the Company against the covered liabilities. There can be no assurance, however, the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain it's current insurance at existing levels and prices, or at all.

EMPLOYEES

         As of January 14, 2002, the Company had approximately 122 full-time and 2 part-time employees. Two of the employees are employed in executive capacities; the remaining are in transportation operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

GOVERNMENTAL REGULATIONS

         GENERAL. All aspects of the Company's business are heavily regulated. The Company's collection, hauling, processing and disposal activities are governed by numerous federal, state and local agencies and authorities under laws, rules and ordinances relating to the definition, generation, segregation, handling and packaging of medical waste. In addition, facility citing, construction, operations, occupational training, safety, air, water and incineration ash characteristics and disposal are regulated under different but related laws, rules and ordinances. The Company believes it has all required permits and is in compliance with the various laws and regulations to which it is subject.

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

         OSHA contains rules regarding exposure to blood born pathogens, which increase the cost of providing medical waste management services. These rules impose, among other things, engineering and work practice controls, use of personal protective clothing and equipment, training, medical surveillance, labeling and record keeping requirements with respect to occupational exposure to blood and other potentially infectious materials.

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

       Finally, facility ash may constitute hazardous waste depending upon the composition and characteristics of the waste ash generated by the incineration technology employed. If so, the ash would be subject to the hazardous waste transportation, disposal and other hazardous waste management requirements of RCRA discussed above. However, beginning in October 2001, as the Company is no longer incinerating medical waste or handling ash, it would not be subject to these requirements.

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

       FEDERAL CLEAN AIR ACT. The Federal Clean Air Act and related regulations may apply to the air emissions from the Company's incineration facilities. The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. These regulatory programs are based on several types of air quality standards: national air quality standards, national emissions standards for hazardous air pollutants, new source performance standards, technology-based standards and acid disposition requirements. The Company is required to design, construct and operate its facilities in accordance with the Federal Clean Air Act and obtain all permits and approvals required therein. Beginning in October 2001, as the Company is no longer operating medical waste treatment facilities, it is not subject to the Federal Clean Air Act as it would apply to such facilities.

         FEDERAL CLEAN WATER ACT. Water discharges from the disposal processes, if any, and storm water discharges may be regulated under the Federal Clean Water Act and implementing regulations. Pursuant to the Federal Clean Water Act, the EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges of water. The Company is required to design, construct and operate its facilities in accordance with the Federal Clean Water Act and obtain all permits and approvals required therein. As the Company is not currently operating medical waste treatment facilities, it is not subject to the Federal Clean Water Act as it would apply to such facilities.

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

ITEM 2. PROPERTIES

        The Company's principal executive offices are located in approximately 6,100 square feet of office space in Shreveport, Louisiana, which was held under a lease expiring in December 2001, under which the Company paid approximately $ 88,900 during fiscal 2001. The Company is currently evaluating options with respect to month to month rental of the location and lease renewal. A summary description of the Company's operating properties is set forth below:

      LOCATION                   TYPE OF FACILITY                                  OWNED/LEASE
      --------                   ----------------                                -----------
Shreveport, LA               Corporate Office                                       Leased
San Marcos, TX               Sales & Transportation                                 Leased
Grand Prairie, TX            Sales & Transportation                                 Leased
Fresno, TX                   Sales & Transportation, Transfer Station               Owned
Birmingham, AL               Sales & Transportation                                 Leased
Jackson, MS                  Sales & Transportation, Transfer Station             Owned Land
Springhill, LA               Sales & Transportation                                 Owned
Bismark, AR                  Sales & Transportation, Transfer Station               Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "TCCC." The following table provides the high and low bid quotations for the OTC Bulletin for each of the quarterly periods indicated for the fiscal years ended September 30, 2001 and 2000. These quotations indicated the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            HIGH                LOW
        FISCAL 2000:
        ------------

        First Quarter                      $0.625              $0.250
        Second Quarter                     $0.688              $0.250
        Third Quarter                      $0.625              $0.313
        Fourth Quarter                     $0.453              $0.188

        FISCAL 2001:
        ------------

        First Quarter                      $0.312              $0.125
        Second Quarter                     $0.297              $0.156
        Third Quarter                      $0.453              $0.188
        Fourth Quarter                     $0.375              $0.250


        As of January 11, 2002, the approximate number of beneficial holders of record of the Company's Common Stock was 425, and the closing sale price of the Common Stock on January 4, 2002 was $0.25.

        The Company declared, but did not pay, preferred stock dividends of $907,387 and $497,550 during the fiscal years ended September 30, 2001 and 2000, respectively. The Company has never paid dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following information is derived from the Company's audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                                 YEAR ENDED SEPTEMBER 30,

                                                              2001           2000           1999           1998           1997
                                                          ------------   ------------   ------------   ------------   ------------
Selected Statement of  Operations Data:
     Revenues......................................       $ 18,818,157   $ 17,216,778   $ 18,121,295   $ 19,008,696   $ 18,789,749
Costs and expenses:
     Cost of Sales.................................         12,753,066     12,077,440     12,609,173     14,058,522     14,285,834
     Selling, general and administrative...........          2,674,155      2,859,392      3,030,843      3,110,671      3,080,398
     Depreciation and amortization.................          1,597,229      1,704,262      1,750,702      1,297,620      1,352,015
     Write-down of fixed assets(a)                           2,631,885             --             --             --             --
     Interest expense..............................            885,449      1,021,850        911,411        661,715        902,229
     Other (income) expense, net...................            165,273        140,390       (752,476)      (131,721)       257,461
                                                          ------------   ------------   ------------   ------------   ------------
Net Income (loss)                                         $ (1,888,900)  $   (586,556)  $    571,642   $     11,889   $ (1,088,188)
                                                          ============   ============   ============   ============   ============
Basic net income (loss) per common share...........       $      (0.30)  $      (0.12)  $       0.06   $       0.01   $      (0.12)
                                                          ============   ============   ============   ============   ============
Diluted net income (loss) per common share.........       $      (0.30)  $      (0.12)  $       0.03   $       0.01   $      (0.12)
                                                          ============   ============   ============   ============   ============
SELECTED BALANCE SHEET DATA:

Working capital (deficit)..........................       $ (3,938,162)  $ (4,910,978)  $ (4,903,722)  $ (6,785,489)  $ (6,135,666)
Property, plant and equipment, net.................          3,583,751      7,611,533      8,819,935      9,897,085      8,449,748
Total assets.......................................          8,661,677     11,925,397     13,065,607     14,618,340     13,157,605
Long-term debt, current maturities.................            369,023        447,948        739,401      1,619,889      1,373,617
Long-term Debt, net of current.....................
Maturities.........................................            334,417        702,760      1,120,241        986,524        986,467
Shareholders' equity (deficit).....................           (344,953)     2,380,967      3,347,619      2,759,511      1,964,122
Cash dividends per share...........................                 --             --             --             --             --

(a)  Refer to Note 4 for further discussion

-------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On December 19, 2001, the Company made the decision to permanently close all of its treatment facilities which consisted of two incinerators, and a chem-clave unit in Springhill, Louisiana and an incinerator and a microwave unit located in Birmingham, Alabama. These facilities were temporarily idled during the fourth quarter of 2001 while management evaluated whether to incur significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements. Subsequently, on December 19, 2001, the decision was made to close the internal facilities and seek out less expensive treatment fees at external sources. Management, after considering the condition of the existing facilities as well as the treatment capacity available at other sources, determined that this equipment had no remaining value. As a result, the treatment related assets were written down to their fair value of zero. The write down of fixed assets totaled $2,631,885 and is reflected on a separate line on the statement of operations for the fiscal year ended September 30, 2001 and is also reflected in the decrease in fixed assets and total assets.

         The Company has substantial indebtedness owed to WSI. This indebtedness currently consists of a note in the principal amount of $5,229,379. In 1997 and 1998, through a series of transactions described below, certain additional debt that the Company owed to WSI previously was converted into 7,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") and 750,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"). The Series B Preferred Stock and Series C Preferred Stock have substantially identical terms. See "--Liquidity and Capital Resources."

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2000

         REVENUES increased by $1,601,379, or 9.3%, to $18,818,157 during the fiscal year ended September 30, 2001, from $17,216,778 for the fiscal year ended September 30, 2000. This increase is primarily due to an increase in pricing necessary to cover higher operating costs.

         COST OF SERVICES BEFORE DEPRECIATION AND AMORTIZATION AND FIXED ASSET WRITE-DOWN increased $675,626 or 5.6%, to $12,753,066 during the year ended September 30, 2001, compared to $12,077,440 for fiscal 2000. The increase was primarily attributable to higher fuel costs and higher internal treatment costs including equipment maintenance and higher transportation costs incurred in routing waste to external sites while facilities were not operational. Cost of services before depreciation and amortization and fixed asset write down as a percentage of revenues decreased to 67.8% during 2001 from 70.1% during 2000 primarily due to increased revenue. For the year ended 2001 gross margin before depreciation and amortization and fixed asset write-down increased to 32.2% compared to 29.9% of revenue for the fiscal year ended 2000.

         DEPRECIATION AND AMORTIZATION expense decreased $107,033 or 6.3% to $1,597,229 for fiscal year ended 2001, from $1,704,262 for fiscal 2000. This decrease was related to certain assets becoming fully depreciated. In the fourth quarter of fiscal 2001, the Company wrote-down its waste treatment equipment to its fair market value of zero based upon the decision to cease processing waste internally. The write-down of $2,631,885 is reflected as a separate line in the statement of operations for the fiscal year ended September 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased $185,237 or 6.5% to $2,674,155 or 14.2% of revenue during the fiscal year ended September 30, 2001 from $2,859,392, or 16.6% of revenue during the year ended September 30, 2000. This decrease is primarily the result of increased revenue as well as reductions in salaries and various other administrative expenses.

         INTEREST EXPENSE decreased by $136,401, or 13.3%, to $885,449 during the fiscal year ended September 30, 2001, as compared to $1,021,850 in the fiscal year ended September 30, 2000. This decrease was primarily due to lower commitment fees and a decrease in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate.

         OTHER INCOME AND EXPENSE increased by $24,883 to $165,273 during the fiscal year ended September 30, 2001, from $140,390 for the fiscal year ended September 30, 2000. The increase was due to an increase in payments made under a profit sharing agreement.

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

         COST OF SERVICES decreased $531,733 or 4.2%, to $12,077,440 during the year ended September 30, 2000, compared to $12,609,173 for fiscal 1999. The decrease is primarily the result of the Company selling certain routes in its Oklahoma territory. The decrease in cost of services is also attributable to the reduction of the Company's packing and container costs, transportation costs and external processing fees. Net of the effect of the sale of the Oklahoma routes cost of services decreased 1.0%. Cost of services as a percentage of revenues increased to 70.1% during 2000 from 69.6% during 1999. Gross margin before depreciation and amortization was 29.9% of revenue for the fiscal year ended 2000 as compared to 30.4% for the fiscal year ended 1999.

         DEPRECIATION AND AMORTIZATION expense decreased $46,440, or 2.7%, to $1,704,262 for fiscal year ended 2000, from $1,750,702 for fiscal 1999. This decrease was related to certain assets becoming fully depreciated.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased $171,451 or 5.7% to $2,859,392 or 16.6% of revenue during the fiscal year ended September 30, 2000 from $3,030,843, or 16.7% of revenue during the year ended September 30, 1999. This decrease is primarily the result of a reduction in salaries, professional fees, and various other administrative expenses.

         INTEREST EXPENSE increased by $110,439, or 12.1%, to $1,021,850 during the fiscal year ended September 30, 2000, as compared to $911,411 in the fiscal year ended September 30, 1999. This increase was primarily due to higher loan commitment fees and an increase in the interest rate for the WSI promissory note, which has a variable interest rate tied to the prime interest rate.

         OTHER INCOME AND EXPENSE decreased by $892,866 or 118.7% to $140,390 expense during the fiscal year ended September 30, 2000, from ($752,476) income for the fiscal year ended September 30, 1999. This decrease is primarily a result of the sale of certain of the Company's routes in Oklahoma described above that totaled $898,690

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its working capital needs, capital expenditures and acquisitions using internally generated funds as well as borrowing from third parties and advances from WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of the Chem-Clave unit, and indebtedness incurred in connection with the purchase of rolling stock.

         During fiscal 2001, 2000, and 1999, the Company invested approximately $159,831, $410,885, and $688,345 respectively, for transportation, machinery and equipment at its treatment and transportation locations, computer equipment and software.

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

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note

(the Note). Amounts due under the Note totaled $5,229,379 as of September 30, 2001. The Company is required to achieve a certain level of earnings before interest taxes and depreciation. Interest under the note is due and payable in quarterly installments in arrears on the first business day of each succeeding calendar quarter.

         The note initially bore interest at prime plus 2.0%. As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet a net income requirement under the note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the note as of August 1, 2000. The terms called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In addition 3CI issued WSI warrants for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $.20 per share. The warrants expire September 20, 2002. Also, WSI issued a waiver of all existing events of default under the existing indebtedness.

         As of October 1, 2000 the note was extended to January 1, 2001. In addition 3CI issued WSI warrants for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share. These warrants will expire December 20, 2002.

         In March 2001, WSI and the Company agreed to extend the note to July 1, 2001. Under the terms of the extension, 3CI paid interest quarterly at the prime rate plus 2.5%. No warrants were issued in connection with the extension.

         Effective July 1, 2001 the note was extended by agreement with WSI to a maturity of October 1, 2001 under an agreement which called for interest at the prime rate plus 1.5% and under which the Company repaid $400,000 in principal. The extension required the Company to achieve a minimum level of EBITDA which was not achieved thereby requiring the Company to record and pay an additional 5% in interest per annum for the quarter ended September 30, 2001.

         Effective October 1, 2001 the note was extended to July 1, 2002. Terms of the extension included a reduction of the interest rate to the prime rate plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also requires the Company achieve minimum levels of EBITDA for each of the six month periods ended March 31, 2002 and June 30, 2002. Based upon its current operating plan, the Company expects to be in compliance with the EBITDA covenant for those periods.

         At September 30, 2001, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,291,217 compared to a net working capital of $718,401 and $870,443 at September 30, 2000 and 1999, respectively. This increase in net working capital of $572,816 was due to the Company reducing debt and accounts payable along with the increase in accounts receivable and cash.

         Net cash provided by operating activities was $1,116,881 during the year ended September 30, 2001, compared to $1,429,540 for the year ended September 30, 2000. This decrease reflects the Company's increase in accounts receivable and decrease in accounts payable during the fiscal year. Net cash provided by operations was $1,429,540, during the year ended September 30, 2000, compared to net cash provided by operations of $1,732,430 during the year ended September 30, 1999. This decrease reflected the Company's net loss during fiscal 2000.

         Net cash used in investing activities for the year ended September 30, 2001, was $87,015 compared to $358,434 for the fiscal year ended September 30, 2000. This decrease primarily reflects a decrease in capital expenditures. Net cash used in investing activities for the year ended September 30, 2000, was $358,434 compared to net cash provided by investing activities of $1,545 for the fiscal year ended September 30, 1999. The cash provided was the result of the proceeds from the sale of certain routes in the Oklahoma territory during the year ended September 30, 1999.

         Net cash used in financing activities was $881,492 in the fiscal year ended 2001 compared to $746,304 during the year ended September 30, 2000. The difference was related to increased payments of the note to its majority shareholder and other debt. Net cash used in financing activities in 1999 totaled $1,497,588. The difference from fiscal 2000 to fiscal 1999 was primarily the result of the repayment of long term debt and notes payable and the reduction of borrowings.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $3,225,663 for the fiscal year ended September 30, 2001 which reflected an increase of $1,086,107 from the corresponding period for 2000 which totaled $2,139,556. This increase was due to the Company's increased profitability from operations in fiscal 2001. EBITDA decreased by $1,094,229 to $2,139,556 for the year ended September 30, 2000 as compared to $3,233,755 for the same period ended September 30, 1999. This decrease related to the sale of certain of the Company's routes in its Oklahoma territory in 1999 totaling approximately $920,000.

ITEM 7A.  QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility with WSI, its majority shareholder, thereby increasing debt service obligation which could adversely effect the company's cash flows. The interest rate for the note is variable and tied to the prime rate not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $52,294 over 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule listed in
Item 14(a)(1) and 14(a)(2) are annexed to this report as a separate section.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        During the fiscal year ended September 30, 2001 the Board of Directors held four meetings. Each of the current directors who then were in office attended at least 75% of the meetings of the Board of Directors and each committee thereof on which such Director served with the exception of Jack Schuler who was in attendance at 25% of the meetings. The Board of Directors has an Audit Committee and a Compensation Committee.

        AUDIT COMMITTEE - The Audit Committee met twice during the fiscal year and is currently composed of three members, Messers ten Brink, Schoonmaker, and Waller. All members of the Audit Committee, with the exception of Mr. ten Brink, are independent in accordance with the existing requirements of the Securities Exchange Commission. The functions of the Audit Committee include meeting with the Company's independent auditors annually to review financial results, audited financial statements, internal financial controls and procedures and audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of the Company's independent auditors, approves services provided by the independent public accountants before providing such services, and evaluates the possible effect the performance of such services will have on the accountants' independence. The Board of Directors adopted a written charter for the Audit Committee effective October 23, 2000.

        COMPENSATION COMMITTEE - The Compensation Committee met once during the fiscal year ended September 30, 2001, and is currently composed of Messrs. Schoonmaker, Waller and Tomasello. The Compensation Committee recommends to the Board of Directors the compensation for the Company's executive officers; administers and makes awards under the Company's compensation plans; and monitors and makes recommendations with respect to the Company's various employee benefit plans.

        The following table sets forth certain information as of December 28, 2001, with respect to the Directors and executive officers of the Company. All Directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.


         NAME                    AGE              POSITION
         ----                    ---              --------

Jack W. Schuler                  60       Chairman of the Board
Otley L. Smith III               52       President and Director
John R. Weaver                   37       Chief Financial Officer and Treasurer
Mark C. Miller                   46       Director
Frank J.M. ten Brink (2)         45       Director
Anthony J. Tomasello (1)         53       Director
David J. Schoonmaker(1)(2)       57       Director
Robert M. Waller (1)(2)          57       Director

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

         OTLEY L. SMITH III has served as President and a Director of the Company since June 2000. From 1998 until 2000, he served as a consultant to businesses in the medical waste industry. In 1986 he founded Med-Compliance Services, Inc. and served as President until 1998. In 1995, he founded Technology 2100, Inc. and managed the development of a new medical waste treatment technology that was approved for use by the U.S. EPA (FIFRA) and several states. For the past ten years Mr. Smith has served as an industry representative in public sector initiatives to standardize medical waste management regulations in several southwestern states.

         JOHN R. WEAVER has served as Chief Financial Officer of the Company since July 2001. Mr. Weaver was Controller for the Company from February 1999 to July 2001. Mr. Weaver also was

         Assistant Controller and Controller for the Company from September 1994 to November 1997. Mr. Weaver served as Accounting Manager for Cellxion, Inc. from November 1997 until February 1999. Mr. Weaver also worked as an accountant for the Federal Deposit Insurance Corporation from November 1988 until November 1994. Mr. Weaver received a B.S. degree in finance from Louisiana Tech University.

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

         FRANK J.M. TEN BRINK has served as a Director since October 1998. Mr. Ten Brink has served as Stericycle's Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996, he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining Stericycle, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, Mr. ten Brink held various financial management positions with Interlake Corporation and Continental Bank of Illinois. He received a B.B.A. degree in international business and an M.B.A. degree in finance from the University of Oregon.

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


DIRECTOR COMPENSATION

         During the fiscal year ended September 30, 2001, Directors who are officers or employees of the Company or associated with WSI received no additional compensation for their services as members of the Board of Directors. Directors who are not officers or employees currently receive $2,000 for each meeting attended in person, $500 for each telephonic meeting, and $500 for each committee meeting of the Board of Directors and were awarded options to purchase shares of Common Stock.

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

        To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that all of its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the officers for the fiscal years ended September 30, 1999, September 30, 2000 and September 30, 2001. No other named executive officer received bonus and salary, which exceeded $100,000 in any of the years ended 1999, 2000 and 2001.

                                                             ANNUAL              LONG TERM
                                                          COMPENSATION          COMPENSATION
                                                          ------------         --------------
                                                                                   AWARDS
                                                                               --------------
                                                                                 SECURITIES
                                                                                 UNDERLYING
   NAME AND PRINCIPAL POSITION                   YEAR         SALARY           OPTIONS/SARS(#)
   ---------------------------                   ----         ------           ---------------

   Otley L. Smith, III, President(1)             2001        $125,000                    -

                                                 2000         $50,000               75,000(2)

   John R. Weaver, Chief Financial Officer(3)    2001         $58,000                    -



--------------------------------------------------------------------------------

(1) On June 8, 2000 Charles Crochet, resigned. Otley L. Smith was appointed as the Company's President on June 8, 2000. The salary for 2000 represents a partial year.

(2) On June 8, 2000 Mr. Smith received an option to purchase 75,000 shares of common stock at $0.33 per share which vest in annul increments of 25,000 shares on June 8 of each year for three years commencing in 2001.

(3) John R. Weaver was appointed as the Company's Chief Financial Officer on July 11, 2001 at that time his annual compensation was adjusted to $65,000.

2001 OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the named executives during the fiscal year ended September 30, 2001. No executives exercised any Common Stock options during fiscal 2001.

NAME                                   NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED IN-THE-MONEY
----                                     OPTIONS/SARS AT                              OPTIONS AT
                                        FISCAL YEAR-YEAR(#)                     FISCAL YEAR-YEAR(#)(1)
                                 --------------------------------          ---------------------------------
                                 Exercisable        Unexercisable           Exercisable       Unexercisable
                                 -----------        -------------           -----------       -------------
Otley L. Smith                     25,000               50,000                   -                   -

----------------

(1) The exercise price per share exceeded the closing price of a share of Common Stock on September 30, 2001, and accordingly, none of Mr. Smith's stock options were in the money at fiscal year end.

EMPLOYMENT AGREEMENTS

        Mr. Smith serves as the Company's President pursuant to a letter agreement signed June 6, 2000. The agreement specifies Mr. Smith's salary to be $125,000 annually. This agreement also calls for an option to purchase 75,000 shares of the Company's common stock at $0.33 per share which vests evenly over 3 years. Also, as an additional incentive, Mr. Smith is eligible for an annual bonus of up to $40,000 based on the Company achieving certain goals related to earnings and cash flow.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors of the Company performs, among other functions, the functions normally performed by a compensation committee. During the fiscal year 2001, the following persons served on the Board of Directors and participated in the deliberations concerning executive officer compensation:
Anthony J. Tomasello, David Schoonmaker and Robert Waller.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of January 7, 2002 the number of shares of Common Stock beneficially owned by each (i) director (ii) executive officer, and (iii) all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person.

                                           NUMBER OF             PERCENTAGE OF
NAME BENEFICIAL OWNER                      SHARES(1)                CLASS
Waste Systems, Inc.(2)...............      13,747,570                77.1%

Jim  Shepherd (3)....................         490,189                 5.3%

Jack W. Schuler......................               -                   -

Otley L. Smith (4)...................          35,000                   -

Mark C. Miller.......................               -                   -

Frank J.M. ten Brink.................               -                   -

David Schoonmaker (5)................          97,000                 1.0%

Anthony Tomasello....................               -                   -

Robert M. Waller(6)..................          50,000                   -

All Directors and executive
  officers as a group (7 persons)....         182,000                 2.0%

-------------------

(1) Includes all shares of common stock with respect to which each director directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares. Including shares that may be purchased under stock options within 60 days.

(2) A Schedule 13D dated October 14, 1998 reflects that WSI is the beneficial owner of 5,104,448 shares of Common Stock. Such Schedule 13D reflects that Stericycle, Inc owns 100% of WSI. Assumes the conversion of 7,750,000 shares of preferred stock owned by WSI into 7,750,000 shares of Common Stock and the exercise of 893,122 warrants. Assuming the preferred stock is not converted, WSI would own 55%.

(3) A schedule 13D dated September 30, 1998 reflects that Mr. Shepherd is the beneficial owner of 490,100 shares of Common Stock.

(4)  Includes 25,000 shares issuable upon the exercise of vested options.

(5)  Includes 80,000 shares issuable upon the exercise of vested options.

(6)  Includes 50,000 shares issuable upon the exercise of vested options.

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

         On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the Company's Common Stock and 100% of the Company's outstanding preferred stock, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock . The Preferred Stock is convertible into 7,750,000 shares of Common Stock, which if converted, would increase WSI's ownership percentage to 75.8%. Also, in connection with the note payable to WSI described below the Company has issued WSI warrants to purchase 893,122 shares of 3CI stock which, if exercised would increase WSI's ownership percentage to 77.1%.

         On October 1, 1998, WSI and the Company entered into the Amended and Restated promissory Note (the Note). The Note was in the principal amount of approximately $5,488,000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview."

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $179,569 and $276,825 had been utilized at September 30, 2001 and 2000 respectively, and $1,000,000 for the financing of equipment, of which $398,851, and $521,416 had been utilized at September 30, 2001 and 2000 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         1.       Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 2001, the year ended September 30, 2000 and the year ended September 30, 1999, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2.       Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 2001, the year ended September 30, 2000, and the year ended September 30, 1999, required by Item 8 of Form 10-K, is annexed to this report as a separate section.

(b)      REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2001:

         None


(c) EXHIBITS - THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

3.1.        Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No.
            33-45632) effective April 14, 1992).
3.2.        Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of
            3CI's Quarterly Report on Form 10-Q for the quarterly period ended
            June 30, 1995).
3.3.        Amendment to 3CI's Certificate of Incorporation, as amended effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's registration statement on Form S-1 (No. 333-48499), filed
            March 24, 1998).
3.4.        Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit
            3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
3.5         Amendment of Bylaws effective October 1, 1998. (incorporated by reference to 3CI's Annual Report on Form 10-K dated January 12,
            1999)
3.6.        Certificate of Designations of 3CI's Series A Preferred Stock
            without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
            1998).
3.7.        Certificate of Designations of 3CI's Series B Preferred Stock
            without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
            1998).
3.8.        Certificate of Designations of 3CI's Series C Preferred Stock
            without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
            1998).
4.1         Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste
            Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's report on Form 10-K filed January 12, 1999).
4.2         Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc. 4.2 (incorporated by reference to Exhibit
            4.5 of 3CI's report on Form 10-K filed January 12, 1999).
4.3         Letter Agreement and Note Amendment dated August 10, 2000 by 3CI and
            Waste Systems, Inc. (Incorporated by reference to Exhibit 4.3 of
            3CI's annual report on form 10-K filed December 28, 2000)
4.4         Letter Agreement and Note Amendment dated December 20, 2000 by 3CI and Waste Systems, Inc. (Incorporated by reference to Exhibit 4.4 of
            3CI's annual report on form 10-K filed December 28, 2000)
4.5*        Letter Agreement and Note Amendment dated March 5, 2001 by 3CI and
            Waste Systems, Inc.
4.6*        Letter Agreement and Note Amendment dated June 26, 2001 by 3CI and
            Waste Systems, Inc.
4.7*        Letter Agreement and Note Amendment dated December 20, 2001 by 3CI and Waste Systems, Inc.
10.1        1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit
            10(m) of 3CI's registration statement on Form S-1 (No. 33-45632)
            effective April 14, 1992).
10.2        Settlement Agreement dated January 1996 between James Shepherd,
            Michael Shepherd and Richard T. McElhannon as Releassors, and the
            Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas,
            Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit of 3CI's report on Form 10-K filed January
            14, 1997).
10.3        Exchange Agreement between 3CI and Waste Systems, Inc. dated as of
            June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
            1998).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.4        Stock Purchase and Note Modification Agreement between 3CI and Waste
            Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration statement on Form
            S-1 (No. 333-48499), filed March 24, 1998).
10.5        Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc.
            and Stericycle, Inc. regarding Section 203 of the Delaware General
            Corporation Law (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January 12, 1999).
10.6        Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David Schoonmaker, Charles Crochet,
            Juergen Thomas, Dr. Werner Kook and Dr. Clemens Pues (incorporated by reference to Exhibit 10.15 of 3CI's report on Form 10-K filed
            January 12, 1999).
10.7        Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller (incorporated by reference to Exhibit
            10.11 of 3CI's report on Form 10-K filed January 12, 2000).
10.8        LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee
            (incorporated by reference to Exhibit 10.12 of 10.8 3CI's report on
            Form 10-K filed January 12, 2000).

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

                       3CI COMPLETE COMPLIANCE CORPORATION
                                    (Company)


January 14, 2002                     /s/ OTLEY L. SMITH III
                                     ---------------------------------------
                                     Otley L. Smith III
                                     President (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                         DATE
---------                         -----                         ----

/s/ OTLEY L. SMITH III            President and Director        January 14, 2002
------------------------
Otley L. Smith III


/s/ MARK C. MILLER                Director                      January 14, 2002
------------------------
Mark C. Miller


/s/ JACK W. SCHULER               Chairman and Director         January 14, 2002
------------------------
Jack W. Schuler


/s/ JOHN R WEAVER                 Chief Financial Officer,      January 14, 2002
------------------------          and Treasurer
John R. Weaver


/s/ FRANK J.M. TEN BRINK          Director                      January 14, 2002
------------------------
Frank J.M. ten Brink


/s/ ANTHONY J. TOMASELLO          Director                      January 14, 2002
------------------------
Anthony J. Tomasello


/s/ DAVID J. SCHOONMAKER          Director                      January 14, 2002
------------------------
David J. Schoonmaker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS OF 3CI COMPLETE COMPLIANCE CORPORATION

      Reports of Independent Auditors                                         26


      Balance Sheets -- September 30, 2001 and 2000                           27


      Statements of Operations for the years ended September 30, 2001,
            2000 and 1999                                                     28

      Statements of Shareholders' Equity for the years ended
            September 30, 2001, 2000 and 1999                                 29

      Statements of Cash Flows for the years ended September 30, 2001
            2000 and 1999                                                     30

      Notes to Financial Statements                                           31


FINANCIAL STATEMENT SCHEDULE

      The following schedule is filed as part of this Annual Report on Form 10-K.

      Schedule II Valuation and Qualifying Accounts                           42



        All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 2001 and 2000 and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 2001, in conformity accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                ERNST & YOUNG LLP


Chicago, Illinois
November 7, 2001, except for Notes 4 and 7 as to which the dates are December 19, 2001 and December 20, 2001, respectively

                     3CI COMPLETE COMPLIANCE CORPORATION
                                BALANCE SHEETS

                                                                                         SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                    2001            2000
                                                                                 ----------      -----------

                                    ASSETS

Current Assets:
   Cash and cash equivalents                                                     $  709,563      $   561,189
   Accounts receivable, net allowances of $346,231 and $281,051
     at September 30, 2001 and 2000, respectively                                 3,535,196        2,819,920
   Inventory                                                                         66,425           88,062
   Prepaid expenses                                                                 406,660          396,101
   Other current assets                                                              16,208           65,420
                                                                                 ----------      -----------
       Total current assets                                                       4,734,052        3,930,692
                                                                                 ----------      -----------

Property, plant and equipment, at cost                                            8,398,843       14,381,550
    Accumulated depreciation                                                     (4,815,092)      (6,770,017)
                                                                                 ----------      -----------
       Net property, plant and equipment                                          3,583,751        7,611,533
                                                                                 ----------      -----------

Excess of cost over net assets acquired, net of accumulated amortization of
  $238,988 and $189,988 at September 30, 2001 and 2000 respectively                 318,243          367,243
Other assets                                                                         25,631           15,929
                                                                                 ----------      -----------
       Total assets                                                              $8,661,677      $11,925,397
                                                                                 ==========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable                                                                 $  193,676      $   227,898
   Current portion of long-term debt, unaffiliated lenders                          369,023          447,948
   Accounts payable                                                                 367,700          858,524
   Accounts payable, affiliated companies                                           504,653          486,502
   Accrued liabilities                                                              602,846          693,869
   Dividends Payable                                                              1,404,937          497,550
   Note payable majority shareholder                                              5,229,379        5,629,379
                                                                                 ----------      -----------
       Total current liabilities                                                  8,672,214        8,841,670
                                                                                 ----------      -----------
Long-term debt unaffiliated lenders, net of current portion                         334,416          702,760
                                                                                 ----------      -----------
       Total liabilities                                                          9,006,630        9,544,430
                                                                                 ----------      -----------

Shareholders' Equity (Deficit):
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
     Issued and outstanding 7,750,000 shares                                         77,500           77,500
   Additional Paid-in capital - preferred stock                                   7,672,500        7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 shares                                         92,329           92,329
   Less cost of treasury stock 34,500 shares                                        (51,595)         (51,595)
   Additional Paid-in capital - common stock                                     20,471,145       20,400,778
   Accumulated deficit                                                          (28,606,832)     (25,810,545)
                                                                                -----------      -----------
       Total Shareholders' equity (deficit)                                        (344,953)       2,380,967
                                                                                -----------      -----------
       Total liabilities and shareholders' equity                               $ 8,661,677      $11,925,397
                                                                                ===========      ===========


The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------------------------
                                                               2001                 2000                 1999
                                                           ------------         ------------         ------------
Revenues                                                   $ 18,818,157         $ 17,216,778         $ 18,121,295
Expenses:
     Cost of services                                        12,753,066           12,077,440           12,609,173
     Depreciation and amortization                            1,597,229            1,704,262            1,750,702
     Selling, general and administrative                      2,674,155            2,859,392            3,030,843
     Write-down of fixed assets                               2,631,885                   --                   --
     Interest expense                                           885,449            1,021,850              911,411
     Other (income) expense, net                                165,273              140,390             (752,476)
                                                           ------------         ------------         ------------
Income (loss) before income taxes                            (1,888,900)            (586,556)             571,642

Income taxes                                                          -                    -                    -
                                                           ------------         ------------         ------------
Net income (loss)                                          $ (1,888,900)        $   (586,556)        $    571,642
                                                           ------------         ------------         ------------

     Dividends on preferred stock                              (907,387)            (497,550)                   -
                                                           ------------         ------------         ------------

Net Income (loss) applicable to common shareholders        $ (2,796,287)        $ (1,084,106)        $    571,642
                                                           ============         ============         ============

Basic earnings per share:
     Basic net income (loss) per share                     $      (0.30)        $      (0.12)        $       0.06
                                                           ============         ============         ============

Diluted earnings per share:
     Diluted net income (loss) per share                   $      (0.30)        $      (0.12)        $       0.03
                                                           ============         ============         ============




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                                          TOTAL
                               PREFERRED            ADDITIONAL   COMMON             ADDITIONAL                         SHAREHOLDERS'
                                 SHARES  PREFERRED   PAID-IN     SHARES    COMMON     PAID-IN   ACCUMULATED  TREASURY     EQUITY
                                 ISSUED    STOCK     CAPITAL     ISSUED     STOCK     CAPITAL     DEFICIT     STOCK      (DEFICIT)
                               --------- --------- ----------- ---------- -------- ----------- ------------- --------- -------------
Balance at September 30, 1998  7,750,000 $ 77,500  $ 7,672,500 9,204,325  $ 92,329 $20,259,779 $(25,298,081) $(44,516) $ 2,759,511

Purchase of treasury stock                                        (6,000)                                    $ (7,079) $    (7,079)

Issuance of stock options for
  compensation                                                                     $    23,545                         $    23,545

Net income                                                                                     $    571,642                571,642
                               --------- --------- ----------- ---------- -------- ----------- ------------- --------- ------------
Balance at September 30, 1999  7,750,000 $ 77,500  $ 7,672,500 9,198,325  $ 92,329 $20,283,324 $(24,726,439) $(51,595) $ 3,347,619

Issuance of warrants                                                               $    70,366                         $    70,366

Declaration of preferred stock
  dividends                                                                                    $   (497,550)           $  (497,550)

Issuance of stock options for
  compensation                                                                     $    47,088                         $    47,088

Net loss                                                                                       $   (586,556)              (586,556)
                               --------- --------- ----------- ---------- -------- ----------- ------------- --------- ------------
Balance at September 30, 2000  7,750,000 $ 77,500  $ 7,672,500 9,198,325  $ 92,329 $20,400,778 $(25,810,545) $(51,595) $ 2,380,967


Issuance of warrants                                                               $    70,367                         $    70,367

Declaration of preferred stock
  dividends                                                                                    $   (907,387)           $  (907,387)

Net loss                                                                                       $ (1,888,900)           $(1,888,900)
                               --------- --------- ----------- ---------- -------- ----------- ------------- --------- ------------
Balance at September 30, 2001  7,750,000 $ 77,500  $ 7,672,500 9,198,325  $ 92,329 $20,471,145 $(28,606,832) $(51,595) $  (344,953)
                               ========= ========= =========== ========== ======== =========== ============= ========= ============

 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                ------------------------------------------------
                                                                                    2001              2000              1999
                                                                                ------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $(1,888,900)       $ (586,556)       $   571,642
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Gain on disposal of fixed and intangible assets                               (65,376)          (13,876)          (842,711)
      Write-down of fixed assets                                                  2,631,885                 -                  -
      Depreciation and amortization                                               1,597,229         1,704,262          1,750,702
      Compensation expense related to stock options                                       -            47,088             23,545
      Issuance of warrants                                                           70,367            70,366                  -
            (Increase) decrease in accounts receivable, net                        (715,275)           42,043            390,710
            Decrease in inventory                                                    21,637             3,398              5,311
            (Increase) decrease in prepaid expenses                                 (10,558)          (65,908)           107,844
            Decrease in other current assets                                         39,568           153,525            212,553
            Decrease in accounts payable                                           (490,823)         (198,439)          (589,788)
            Increase (decrease) in accounts payable, affiliated companies            18,150           484,377            133,481
            Increase (decrease) in accrued liabilities                              (91,023)         (210,740)           (30,859)
                                                                                -----------        ----------        -----------
                          Total adjustments to net income (loss)                  3,005,781         2,016,096          1,160,788
                                                                                -----------        ----------        -----------
                          Net provided by operating activities                    1,116,881         1,429,540          1,732,430
                                                                                -----------        ----------        -----------


Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment                            72,816            52,451            689,890
      Purchase of property, plant and equipment                                    (159,831)         (410,885)          (688,345)
                                                                                -----------        ----------        -----------
                          Net cash provided by (used in) investing
                              activities:                                           (87,015)         (358,434)             1,545
                                                                                -----------        ----------        -----------


Cash flows from financing activities:
      Increase (decrease) in bank overdrafts                                              -                 -           (666,834)
      Proceeds from issuance of notes payable                                       779,290           629,971            918,534
      Principal reduction of notes payable                                         (813,514)         (522,556)        (1,150,437)
      Purchase of treasury stock                                                          -                 -             (7,079)
      Proceeds from issuance of long-term debt, unaffiliated lenders                      -            22,867            342,572
      Reduction of long-term debt, unaffiliated lenders                            (447,268)         (731,800)        (1,089,344)
      Proceeds from issuance of note payable to majority shareholders                     -                 -            750,000
      Reduction of note payable to majority shareholders                           (400,000)         (144,786)          (595,000)
                                                                                -----------        ----------        -----------
                          Net cash flows used in financing activities              (881,492)         (746,304)        (1,497,588)
                                                                                -----------        ----------        -----------

Net increase in cash and cash equivalents                                           148,374           324,802            236,387
                                                                                -----------        ----------        -----------

Cash and cash equivalents, beginning of period                                      561,189           236,387                  -
                                                                                -----------        ----------        -----------

Cash and cash equivalents, end of period                                        $   709,563        $  561,189        $   236,387
                                                                                ===========        ==========        ===========

Supplemental Disclosures:

     Cash paid for interest                                                     $   748,311        $  774,682        $   767,442

     Non-Cash Activities:
            Issuance of warrants                                                $    70,367        $   70,366
            Declaration of preferred stock dividends                            $   907,387        $  497,550
            Right of first refusal exchanged for reduction in
                notes payable to shareholder                                    $         -        $        -        $   155,000



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

INTANGIBLE ASSETS

         Intangible assets are amortized on a straight-line method as follows:

            Excess of cost over net assets acquired (goodwill)   17.5    years
            Permits                                                 5- 7 years
            Customer lists                                          5-10 years

         Amortization expense charged to operations for the years ended September 30, 2001, 2000, and 1999 was $49,000, $123,552, and $115,552
respectively. The Company continually evaluates the value and future benefits of its intangible assets. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the Company's best estimate for expected undiscounted future cash flows of the related business would be less than the carrying amount of goodwill over its remaining amortization period. For the three-year period ended September 30, 2001, there were no adjustments to the carrying amounts of goodwill resulting from these evaluations.

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

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, (SFAS
141) effective July 1, 2001 and No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective for fiscal years beginning after December 15, 2001. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interest accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

The company is planning to early adopt and will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the new standards is expected to result in an increase in pretax income of $49,000 for the year ended 2002.

NOTE 3 - DIVESTITURES

         In February 2001, the Company transferred to Stericycle, through WSI approximately 70 customer accounts located in the Houston, Texas area in exchange for a reduction in interest due under the Amended Promissory Note of approximately $67,816. The accounts represented approximately $200,000 in annual revenue during the fiscal year ended September 30, 2000. The Company recognized a gain for $67,816 which is included in the Consolidated Statement of Operations as other income (expense).

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

NOTE 4 - PROPERTY, PLANT EQUIPMENT

         Property, plant and equipment consists of the following at September 30:

                                                  2001                       2000                USEFUL LIFE
                                                  ----                       ----                -----------
 Land...........................               $  584,940                $   584,940
 Buildings and improvements                     1,864,978                  1,850,706              3-40 years
 Transportation equipment.......                4,779,395                  4,875,684              5-10 years
 Machinery and equipment........                  760,200                  6,688,618              5-20 years
 Furniture and fixtures.........                  409,330                    381,602              3-10 years

                                               ----------                -----------
                                               $8,398,843                $14,381,550
                                               ==========                ===========

         Depreciation expense charged to operations was $1,548,229, $1,580,710, and $1,635,150 for the years ending September 30, 2001, 2000, and 1999, respectively. On October 1, 1998 the Company changed the depreciable lives of certain assets based upon a review of expected remaining useful lives of these assets. The effect of these changes in estimates resulted in the decrease of 1999 operating income and net income of approximately $285,000 or $.02 per share. Substantially all of the Company's property, plant and equipment have been pledged as collateral against certain of the Company's liabilities.

         On December 19, 2001, the Company made the decision to permanently close all of its treatment facilities which consisted of two incinerators and a chem-clave unit in Springhill, Louisiana and an incinerator and a microwave unit in Birmingham, Alabama. These facilities were temporarily idled during the fourth quarter of 2001 while management evaluated whether to incur significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements.

Subsequently, in December 2001, the decision was made to close the internal facilities and seek out less expensive treatment fees at external sources. Management, after considering the condition of the existing facilities as well as the treatment capacity at other sources, determined that this equipment had no remaining value. As a result, the treatment related assets were written down to their fair value of zero and in September, 2001 the Company took a one-time charge for the write-down of certain treatment related assets which totaled $2,631,885. Total gross costs for this equipment was $6,047,225 with related accumulated depreciation of $3,415,340.

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of net income (loss) per common share:

                                                                    2001                 2000                  1999
                                                                    ----                 ----                  ----
Numerator:
     Net income (loss)                                          $(1,888,900)          $(586,556)             $571,642
     Less preferred dividends                                      (907,387)           (497,550)
                                                               ----------------     ----------------     -----------------
    Net income (loss) after preferred dividends                 $(2,796,287)         (1,084,106)              571,642
Denominator for basic earnings per share--weighted
   average shares                                                 9,198,325           9,198,325             9,197,728
Effect of dilutive securities:
    Preferred shares                                                     --                  --             7,750,000
                                                               ----------------     ----------------     -----------------
Denominator for diluted earnings per share                        9,198,325           9,198,325            16,947,728
                                                               ================     ================     =================
Basic net income (loss) per share                                  $(0.30)              $(.12)                $0.06
Diluted net income (loss) per common share                         $(0.30)              $(.12)                $0.03

         For additional information regarding outstanding employee stock options and outstanding warrants, see note 9.

         Preferred stock, stock options and warrants to purchase shares of common stock outstanding during fiscal years ended September 30, 2001 and 2000, were not included in the computation of diluted earnings per share because the Company had a net loss and the effect would be antidilutive. Stock options and warrants were not included because they were antidilutive, as the exercise prices ranging from $0.59 to $1.50 were greater than the average price of the common stock.

NOTE 6 - NOTES PAYABLE

         Notes payable consists of the following at September 30:

                                                                                   2001                 2000
                                                                                   ----                 ----
Notes payable to an insurance company, due in monthly installments including interest of 5.9% to 9.1% unsecured, with maturities in December
2001 through February 2002.                                                      $193,676             $227,898
                                                                                 ========             ========

NOTE 7 - LONG TERM DEBT

         Long-term debt - unaffiliated lenders consists of the following at September 30:

                                                                                   2001                 2000
                                                                                   ----                 ----

Notes payable for purchased vehicles and equipment
held as collateral, due in monthly installments,
including interest, at rates ranging from 8.0% to 13.8%, maturing through
2004                                                                             $304,589             $629,293

Obligations under capital leases                                                  398,850              521,415
                                                                                 --------             --------
Total debt                                                                        703,439            1,150,708
Less-current portion                                                             (369,023)            (447,948)
                                                                                 ---------           ---------
Long-term portion                                                                $334,416             $702,760
                                                                                 ========             ========

         Note payable to majority shareholder consists of the following at September 30:

                                                                                   2001                 2000
                                                                                   ----                 ----
Revolving note payable to WSI, bearing interest at the prime rate plus 1.0% per annum not to exceed 13%,
                                                                                $5,229,379           $5,629,379
                                                                                ==========           ==========

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note). Amounts due under the Note totaled $5,229,379 as of September 30, 2001. The Note bears interest at the prime rate, which is currently 4.75%, plus 1.0%. The Company is required to achieve certain level of earnings before interest taxes and depreciation. Interest under the note is due and payable in quarterly installments in arrears on the first business day of each succeeding calendar quarter.

         As of June 30, 2000 the Company notified WSI that it anticipated that it would fail to meet a net income requirement under the note for the quarter ended June 30, 2000. Accordingly, WSI and the Company amended and restated the note as of August 1, 2000. The terms called for interest to be paid quarterly at prime rate plus 3.5%, per annum not to exceed 13%. In addition 3CI issued WSI warrants for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $.20 per share. The warrants expire September 20, 2002. Also, WSI issued a waiver of all existing events of default under the existing indebtedness.

         As of October 1, 2000 the note was extended to January 1, 2001. The terms for the extension called for interest to be paid quarterly in arrears at the prime rate plus 3.5% per annum not to exceed 13%. In addition 3CI issued WSI warrants for the purchase of up to 541,286 shares of 3CI Common stock at an exercise price of $.10 per share. These warrants will expire December 20, 2002.

         In March 2001, WSI and the Company agreed to extend the note to July 1, 2001. Under the terms of the extension, 3CI paid interest quarterly at the prime rate plus 2.5%. No warrants were issued in connection with the extension.

         Effective July 1, 2001 the note was extended by agreement with WSI to a maturity of October 1, 2001 under an agreement which called for interest at the prime rate plus 1.5% and under which the Company repaid $400,000 in principal. The extension required the Company to achieve a minimum level of EBITDA which was not achieved requiring the Company to record and pay an additional 5% in interest per annum for the quarter ending September 30, 2001.

         Effective October 1, 2001 the note was extended to July 1, 2002. Terms of the extension included a reduction of the interest rate to the prime rate plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also requires the Company achieve a minimum level of EBITDA for each of the six month periods ended

March 31, 2002, and June 30, 2002. Based upon its current operating plan, the Company expects to be in compliance with the EBITDA covenant for these periods.

         WSI intends to support the company through the year ended 2002. In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $179,569 and $276,825 had been utilized at September 30, 2001 and 2000 respectively, and $1,000,000 for the financing of equipment, of which $398,851 and $521,416 had been utilized at September 30, 2001 and 2000 respectively. This agreement is guaranteed by Stericycle, Inc. the majority shareholder of WSI.

         Payments due on long-term debt, during each of the five years subsequent to September 30, 2001 are as follows:



                      2002............................  $5,791,990
                      2003............................     210,513
                      2004............................     123,991
                      2005............................          --
                                                        ----------
                                                        $6,126,494
                                                        ==========

         Total interest expense was $885,449, $1,021,850, and $911,411 for the years ended September 30, 2001, 2000 and 1999, respectively.

NOTE 8 - INCOME TAXES

         The Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                                    2001                 2000
                                                                    ----                 ----
Deferred income tax liabilities -
  Property and equipment                                            $  636,571         $1,732,740
  Other                                                                 68,735             68,735
                                                                    ----------         ----------
     Total deferred income tax liabilities                             705,306          1,801,475
Deferred income tax assets -
  Net operating loss carryforward                                    8,864,430          9,290,411
  Bad debt reserves                                                    133,674             91,958
  Other                                                                944,894            997,194
                                                                    ----------         ----------
     Total deferred income tax assets                                9,942,998         10,225,618
 Valuation allowance                                                (9,237,692)        (8,588,257)
                                                                    -----------        -----------
      Net deferred income tax asset                                  1,686,862          1,801,475
                                                                    ----------         ----------
 Total deferred income tax assets and liabilities                   $       --         $       --
                                                                    =============================

         At September 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22,981,420, which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2001. During the year ended September 30, 2001, the Company utilized approximately $1,100,000 of its net operating loss carryforward to offset current year taxable income. Based upon the weight of available evidence, it is more likely than not that some portion of the remaining net operating loss will not be available for use by the Company. The Company has established a valuation allowance for the federal and state net operating losses of $9,237,672 and $8,588,257 as of September 30, 2001 and 2000 respectively. The change in the valuation allowance in 2001 was due to the deferral of the fixed asset write-down for tax purposes, offset by the utilization of net operating loss carryforwards during the year. Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforward may be subject to annual limitations.

NOTE 9 - STOCK OPTIONS AND WARRANTS

         In 1992, the Company's Board of Directors and shareholders approved a stock option plan (the Plan), which provides for the granting of 500,000 shares of common stock in the form of stock options to employees, officers and directors. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option".

         During the fiscal year ended September 30, 2001 the Company did not issue any stock options. During the fiscal year ended 2000 the Company issued 75,000 options at $0.33 of which 25,000 shares vest in each of the fiscal years ended 2001, 2002, and 2003. During 1999, the Company issued 215,000 stock options at exercise prices ranging from $0.594 to $1.00.

         As of September 30, 2001, 2000, and 1999, the Company had outstanding 265,000 option shares with exercise prices ranging from $.33 to $1.50.

A summary of stock option information follows:

                                                   2001                        2000                       1999
                                         --------------------------   ------------------------   ------------------------
                                                        Weighted                   Weighted                    Weighted
                                                         Average                    Average                    Average
                                                        Exercise                   Exercise                    Exercise
                                            Shares        Price         Shares       Price          Shares      Price
                                         --------------------------   ------------------------   ------------------------

     Outstanding at beginning of year          499,000       $0.87        484,000      $1.17          274,000      $1.50
     Granted                                        --          --         75,000        .33          215,000        .76
     Exercised                                      --          --             --         --               --
     Canceled/Forfeited                       (234,000)      $1.44        (60,000)     $1.50           (5,000)     $1.50
                                         --------------------------   ------------------------   ------------------------

     Outstanding at end of year                265,000       $0.63        499,000       $0.87         484,000      $1.17
                                         ==========================   ========================   ========================

     Exercisable at end of year                215,000       $0.70        364,000       $0.96         174,000      $1.34

     Available for future grant                235,000                      1,000                      16,000

Utilizing the intrinsic value method of APB 25, the Company recognized $15,888, $47,088, and $24,000 of compensation expense related to stock options during the years ended September 30, 2001, 2000 and 1999 respectively. The following table illustrates the Company's net income (loss) on a pro forma basis as if stock options had been accounted for under the fair value method recommended by SFAS 123.

                                                      SEPTEMBER 30          SEPTEMBER 30,         SEPTEMBER 30,
                                                          2001                  2000                   1999
                                                          ----                  ----                   ----
         Net income -  as reported                    $(1,888,900)           $(586,556)              $595,185
         Net income - pro forma                       $(1,904,788)           $(650,678)              $507,834
         Pro forma income (loss) per share              $(0.30)                $(.07)                  $.03

         The fair value of stock options used to compute pro forma net loss is the estimated present value at the grant date using the Black Sholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of approximately 5.00%; and a weighted-average expected option life of five years.

NOTE 10 - RELATED PARTY TRANSACTION

         The Company had a note payable to WSI, its majority shareholder, of $5,229,379, and $5,629,379 as September 30, 2001 and 2000, respectively. In addition, the Company owed current accounts payables to WSI of $504,653, and $486,502 as of September 30, 2001 and 2000, respectively. Related interest expense in the amount of $743,624, $839,025, and $590,638, was recorded for the years ended September 30, 2001, 2000, and 1999, respectively. The amount recorded for 2001 included $673,257 in interest and $70,366 in warrants issued. The amount recorded in 2000 included $627,924 in interest on the Note payable to WSI, $140,735 in Note commitment fees, and $70,366 in warrants issued. Transactions and other information relating to the debt owed to WSI are more fully described in Note 7 above.

         The Company treats medical waste at a treatment facilities in Terrell, Texas Conroe, Texas, Memphis, Tennessee, and Reserve, Louisiana which are owned by Stericycle, the parent of WSI, its majority shareholder. The treatment fees are paid currently in accordance with 30-day terms. In addition, Stericycle treated waste at the 3CI treatment facilities in Springhill, Louisiana and Birmingham, Alabama during the year. Treatment fees for 3CI totaled $1,144,378 and $177,085 at the various facilities for the fiscal years ended September 30, 2001 and 2000, respectively, and is included in Costs of Services for the respective years. Stericycle incurred $102,965 in treatment fees at 3CI facilities during fiscal 2001 and $45,395 in 2000 which is included in Revenues for the respective years. In February 1999, the Company entered into a 36 month operating lease agreement with Stericycle Inc., to lease medical waste containers. The rental expense recorded for each of the years ended September 30, 2000 and 2001 was $24,300 and $12,153 for 1999.

         In February 2001, the Company transferred to Stericycle, through WSI approximately 70 customer accounts located in the Houston, Texas area in exchange for a reduction in interest due under the Amended Promissory Note of approximately $67,816. The accounts represented approximately $200,000 in annual revenue during the fiscal year ended September 30, 2000. The Company recognized a gain for $67,816 which is included in the Consolidated Statement of Operations as other income (expense).

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

NOTE - 11 PREFERRED STOCK

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

         During February 1998, the Company and WSI converted an additional $750,000 of debt under the 1995 Note, into 750,000 shares of Series C Convertible preferred stock which have cumulative dividends, with a par value $.01. The Series C preferred stock holders are entitled to receive, when, and if declared by the Corporation's Board of Directors cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, payable quarterly on the 15th day of July, October, January and April of each year, commencing with a payment on July 15, 1999, of dividends accrued from the second anniversary of the original issuance date of the Series C preferred stock. For so long as any shares of Series C preferred stock shall be outstanding, without the written consent of the holders of a majority in interest of the series C preferred stock, the Corporation shall not
(i) purchase or redeem any shares of its par value $.01 common stock, or declare or pay any dividend on its Common Stock.

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

         On June 1, 2000 the Company declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. On June 30, 2001 the Company declared a dividend of $0.0963 per share of Series B preferred stock which totaled $674,014 and represented the undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. On September 30, 2001 the Company declared a $0.0208 dividend on the series B preferred stock which totaled $145,562 and represented the undeclared dividends accrued for the period from July 1, 2001 to September 30, 2001. These resolutions called for payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

         On June 1, 2000 the Board of Directors declared a dividend of $0.0054 for the Series C preferred stock totaling $4,050 and representing dividends accrued for the period from April 6, 2000 to April 30, 2000. On June 30, 2001 the Company declared a dividend of $0.0963 per share of Series C preferred stock which totaled $72,216 and represented the undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. On September 30, 2001 the Board of Directors declared a dividend of $0.0208 for the Series C preferred stock which totaled $15,596. These resolutions called for payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - LEASE COMMITMENT

         At September 30, 2001, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:

                                                         Capital    Operating
                                                          Leases      Leases
                                                          ------      ------

             2002                                       $ 164,037   $296,485
             2003                                         164,037    221,093
             2004                                         123,027    211,031
             2005                                              --     65,672
                                                                    --------
             2006 and thereafter                               --         --
                                                        ---------   --------
                                                          451,101    794,281
             Less amounts representing interest            52,250
                                                        ---------
             Obligations under capital lease              398,851
             Less obligation due within one year          133,925
                                                        ---------
             Long-term obligation under capital lease   $ 264,926
                                                        =========

Total rent expense for the fiscal years ended September 30, 2001, 2000 and 1999 totaled $288,571, and $263,632 and $252,158 respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         Under a plan approved by the Board of Directors in 2000, the Company has a 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company has the right to make a discretionary contribution under the plan agreement. The Company did not make any contribution in 2001 or 2000.

                       3CI COMPLETE COMPLIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                                     SCHEDULE II
================================================================================================================
                                                                  ADDITIONS
                                                BALANCE AT       CHARGED TO       CHARGED TO       BALANCE AT
                                                BEGINNING        COSTS AND          OTHER            END OF
               CLASSIFICATION                   OF PERIOD         EXPENSES         ACCOUNTS          PERIOD
-------------------------------------------------------------------------------------------------------------
 FOR THE YEAR ENDED SEPTEMBER 30, 2001:
        ALLOWANCE FOR DOUBTFUL ACCOUNTS          $281,051        $125,021          $(59,841)         $346,231
                                                 --------        --------          --------          --------
                                                 $281,051        $125,021          $(59,841)         $346,231
                                                 ========        ========          ========          ========

 FOR THE YEAR ENDED SEPTEMBER 30, 2000:
        ALLOWANCE FOR DOUBTFUL ACCOUNTS          $308,489        $ 60,000          $(87,438)         $281,051
                                                 --------        --------          --------          --------
                                                 $308,489        $ 60,000          $(87,438)         $281,051
                                                 ========        ========          ========          ========

 FOR THE YEAR ENDED SEPTEMBER 30, 1999:
        ALLOWANCE FOR DOUBTFUL ACCOUNTS          $573,937        $ 70,050         $(335,498)         $308,489
                                                 --------        --------          --------          --------
                                                 $573,937        $ 70,050         $(335,498)         $308,489
                                                 ========        ========         =========          ========


                                             BALANCE AT                                         BALANCE AT
                                             BEGINNING         ADDITIONS        REDUCTIONS         END OF
         CLASSIFICATION                      OF PERIOD                          CHARGED           PERIOD
----------------------------------------------------------------------------------------------------------------
 FOR THE YEAR ENDED SEPTEMBER 30, 2001:
         INCOME TAX VALUATION ALLOWANCE        $8,588,257        $649,435                          $9,237,692
                                               ----------        --------         ---------        ----------
                                               $8,588,257        $649,435         $       -        $9,237,692
                                               ==========        ========         =========        ==========

 FOR THE YEAR ENDED SEPTEMBER 30, 2000:
         INCOME TAX VALUATION ALLOWANCE        $8,377,514        $210,743         $       -        $8,588,257
                                               ----------        --------         ---------        ----------
                                               $8,377,514        $210,743         $       -        $8,588,257
                                               ==========        ========         =========        ==========

 FOR THE YEAR ENDED SEPTEMBER 30, 1999:
         INCOME TAX VALUATION ALLOWANCE        $8,929,871                         $(552,357)       $8,377,514
                                               ----------        --------         ---------        ----------
                                               $8,929,871        $      -         $(552,357)       $8,377,514
                                               ==========        ========         =========        ==========


                               INDEX TO EXHIBITS

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

3.5 Amendment of Bylaws effective October 1, 1998. (incorporated by reference to 3CI's Annual Report on Form 10-K dated
                    January 12, 1999)

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

4.2 Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10-K filed January 12,
                    1999).

4.3                 Letter Agreement and Note Amendment dated August 10, 2000 by
                    3CI and Waste Systems, Inc. (Incorporated by reference to
                    Exhibit 4.3 of 3CI's annual report on Form 10-K filed
                    December 28, 2000)

4.4 Letter Agreement and Note Amendment dated December 20, 2000 by 3CI and Waste Systems, Inc. (Incorporated by reference to Exhibit 4.4 of 3CI's annual report on Form 10-K filed
                    December 28, 2000)

4.5*                Letter Agreement and Note Amendment dated March 5, 2001 by
                    3CI and Waste Systems, Inc.

4.6*                Letter Agreement and Note Amendment dated June 26, 2001 by
                    3CI and Waste Systems, Inc.

4.7* Letter Agreement and Note Amendment dated December 20, 2001 by 3CI and Waste Systems, Inc.

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

10.5                Agreement dated September 30, 1998 among 3CI, Waste Systems,
                    Inc. and Stericycle, Inc. regarding Section 203 of the
                    Delaware General Corporation Law (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January
                    12, 1999).

10.6 Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and Valerie Banner, David
                    Schoonmaker, Charles Crochet, Juergen Thomas, Dr. Werner
                    Kook and Dr. Clemens Pues (incorporated by reference to
                    Exhibit 10.15 of 3CI's report on Form 10-K filed January 12,
                    1999).

10.7 Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller (incorporated by reference to Exhibit 10.11 of 3CI's report on Form 10-K filed January 12, 2000).

10.8                LaSalle National Leasing master lease agreement dated June
                    18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit
                    10.12 of 3CI's report on Form 10-K filed January 12, 2000).

----------

                    * Filed herewith