Form 10-Q
period 2001-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2002-02-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

         The number of shares of Common Stock outstanding as of the close of business on February 14, 2002, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X


                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of
                    December 31, 2001 (unaudited) and September 30, 2001........    3

                 Statements of Operations for the three months
                     ended December 31, 2001 and 2000 (unaudited)...............    4

                 Statements of Cash Flows for the
                     three months ended December 31, 2001 and
                     2000 (unaudited)...........................................    5

                 Notes to Financial Statements (unaudited)......................    6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................    9

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ............................................   12

      Item 2.    Changes in Securities..........................................   12

      Item 3.    Defaults Upon Senior Securities................................   12

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.........................................   12

      Item 5.    Other Information  ............................................   12

      Item 6.    Exhibits and Reports on Form 8-K...............................   12

SIGNATURES......................................................................   14

ITEM 1.  FINANCIAL STATEMENTS

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS



                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                        2001              2001
                                                                                    (UNAUDITED)        (AUDITED)
                                                                                    ------------     -------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                        $   937,577       $   709,563
   Accounts receivable, net allowances of $344,781 and $346,231
     at December 31, 2001 and September 30, 2000, respectively                        2,956,187         3,535,196
   Inventory                                                                             76,344            66,425
   Prepaid expenses                                                                     219,362           406,660
   Other current assets                                                                  10,158            16,208
                                                                                    -----------       -----------
       Total current assets                                                           4,199,628         4,734,052
                                                                                    -----------       -----------

Property, plant and equipment, at cost                                                8,372,567         8,398,843
      Accumulated depreciation                                                       (4,953,340)       (4,815,092)
                                                                                                      -----------
         Net property, plant and equipment                                            3,419,227         3,583,751
                                                                                    -----------       -----------

Excess of cost over net assets acquired, net of accumulated amortization of
 $238,988 at December 31, 2001 and September 30, 2001                                   318,243           318,243

Other assets                                                                             75,541            25,631
                                                                                    -----------       -----------
       Total assets                                                                 $ 8,012,639       $ 8,661,677
                                                                                    ===========       ===========


                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                                                    $    13,022       $   193,676
   Current portion of long-term debt, unaffiliated lenders                              211,221           369,023
   Accounts payable                                                                     200,321           367,700
   Accounts payable, affiliated companies                                               376,808           504,653
   Accrued liabilities                                                                  486,647           602,846
   Dividends payable                                                                  1,566,094         1,404,937
   Note payable majority shareholder                                                  5,029,379         5,229,379
                                                                                    -----------       -----------
        Total current liabilities                                                     7,883,492         8,672,214
                                                                                    -----------       -----------

Long-term debt unaffiliated lenders, net of current portion                             241,612           334,416

                                                                                    -----------       -----------
        Total liabilities                                                             8,125,104         9,006,630
                                                                                    -----------       -----------


Shareholders Deficit:
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 shares                                            77,500            77,500
   Additional Paid-in capital - preferred stock                                       7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 shares                                             92,329            92,329
   Less cost of treasury stock 34,500 shares                                            (51,595)          (51,595)
   Additional Paid-in capital - common stock                                         20,471,145        20,471,145
   Accumulated deficit                                                              (28,374,344)      (28,606,832)
                                                                                    -----------       -----------
        Total Shareholders' deficit                                                    (112,465)         (344,953)
                                                                                    -----------       -----------
        Total liabilities and shareholders' deficit                                 $ 8,012,639       $ 8,661,677
                                                                                    ===========       ===========




 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                          (UNAUDITED)
                                                                  FOR THE THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   2001                 2000
                                                               -------------------------------

Revenues                                                       $ 4,269,594         $ 4,545,685
Expenses:
     Cost of services                                            2,829,577           3,263,734
     Depreciation and amortization                                 171,311             402,859
     Selling, general and administrative                           703,634             668,084
                                                               -----------         -----------
Income from operations                                             565,072             211,008

Other expense, net
     Interest expense                                               99,235             288,118
     Other expense, net                                             72,191              45,878
                                                               -----------         -----------
Income before income taxes                                         393,646            (122,988)

Income taxes                                                            --                  --
                                                               -----------         -----------

Net income (loss)                                              $   393,646         $  (122,988)
                                                               -----------         -----------

   Dividends on preferred stock                                   (161,158)                 --
                                                               -----------         -----------

Net income (loss) applicable to common shareholders            $   232,488         $  (122,988)
                                                               ===========         ===========

Basic earnings per share:
     Basic net income (loss) per share                         $      0.03         $     (0.01)
                                                               ===========         ===========

Diluted earnings per share:
     Diluted net income (loss) per share                       $      0.02         $     (0.01)
                                                               ===========         ===========



 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                (UNAUDITED)
                                                                                        FOR THE THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                         2001               2000
                                                                                       ----------------------------
Cash flows from operating activities:
   Net income (loss)                                                                   $  393,646        $ (122,988)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Non-cash interest expense                                                                --            70,367
      Gain on disposal of fixed assets                                                     (2,500)               --
      Depreciation and amortization                                                       171,311           402,859
            (Increase) decrease in accounts receivable, net                               579,009          (697,255)
            (Increase) decrease in inventory                                               (9,919)           38,578
            Decrease in prepaid expenses                                                  187,298           211,192
            (Increase) decrease in other assets and other current assets                  (43,863)           29,461
            Increase (decrease) in accounts payable                                      (167,379)          185,614
            Decrease in accounts payable, affiliated companies                           (127,845)         (355,650)
            Increase (decrease) in accrued liabilities                                   (116,197)          180,044
                                                                                       ----------        ----------
                          Total adjustments to net income (loss)                          469,915            65,210
                                                                                       ----------        ----------
                          Net cash provided by (used in) operating activities             863,561           (57,778)
                                                                                       ----------        ----------


Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment                                   2,500                --
      Purchase of property, plant and equipment                                            (6,787)          (76,741)
                                                                                       ----------        ----------
                          Net cash used in investing activities:                           (4,287)          (76,741)
                                                                                       ----------        ----------


Cash flows from financing activities:
      Principal reduction of notes payable                                               (180,654)         (182,867)
      Reduction of long-term debt, unaffiliated lenders                                  (250,606)         (137,275)
      Reduction of note payable to majority shareholders                                 (200,000)               --
                                                                                       ----------        ----------
                          Net cash used in financing activities                          (631,260)         (320,142)
                                                                                       ----------        ----------

Net increase (decrease) in cash and cash equivalents                                      228,014          (454,661)
                                                                                       ----------        ----------

Cash and cash equivalents, beginning of period                                            709,563           561,189
                                                                                       ----------        ----------

Cash and cash equivalents, end of period                                               $  937,577        $  106,528
                                                                                       ==========        ==========



The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (unaudited)


(1)    ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation, treatment and disposal of biomedical waste in the south and southeastern United States.

         Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of this Transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

         The balance sheet at September 30, 2001 has been derived from the audited finacial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 2001.

(2)      NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of net income (loss) per common share:

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                            -------------------------------
                                                               2001                 2000
                                                            -----------         -----------
Numerator:
 Net income (loss)                                          $   393,887         $  (122,988)

 Less preferred dividends                                      (161,158)                 --
                                                            -----------         -----------
 Net income (loss) applicable to common shareholders        $   232,729         $  (122,988)
Denominator:

Denominator for basic earnings per share
  --weighted averageshares                                    9,198,325           9,198,325
Effect of dilutive securities:
                                                            -----------         -----------
    Preferred shares and warrants                             8,144,488                  --
                                                            -----------         -----------
Denominator for diluted earnings per share-adjusted
--weighted average shares and assumed conversions            17,342,813           9,198,325
                                                            -----------         -----------
Basic earnings (loss) per share                             $      0.03         $     (0.01)
                                                            -----------         -----------
Diluted earnings (loss) per share                           $      0.02         $     (0.01)
                                                            -----------         -----------


Stock options were not included because they were antidilutive, as the exercise prices ranging from $0.59 to $1.50 were greater than the average price of the common stock.

(3)      BUSINESS CONDITIONS

         On December 19, 2001, the Company made the decision to permanently close all of its treatment facilities which consisted of two incinerators, and a chem-clave unit in Springhill, Louisiana and an incinerator and a microwave unit located in Birmingham, Alabama. Management, after considering the costs necessary to upgrade and operate the existing facilities and treatment capacity available at other sources, determined that this equipment had no remaining value and that it would be more cost effective to use less expensive treatment available at other sources. As a result, the treatment related assets were written down to zero. The write down of fixed assets totaled $2,631,885 and was reflected in the results for the fiscal year ended September 30, 2001.

         The Company has historically financed its working capital needs, capital expenditures, and acquisitions using internally generated funds as well as borrowings from third parties and advances from its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI which are described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of equipment, and the indebtedness incurred in connection with the purchase of rolling stock.

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note) which was originally due September 30, 2000. As of June 30, 2000, the Company notified WSI that it anticipated it would fail to meet a net income requirement under the note for the quarter ended June 30, 2000. The note was renegotiated and extended at that time and the default was waived. Since that time the note has been extended either quarterly or semi-annually under terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the Note extension on August 1, 2000, 3CI issued WSI warrants for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share which expire September 20, 2002. When the Note was extended October 1, 2000 3CI issued WSI warrants for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which expire December 20, 2002.

          Currently, pursuant to an agreement effective October 1, 2001 the note was extended to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, currently 4.75% plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also requires the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $155,255 and $179,569 had been utilized at December 31, 2001 and September 30, 2001 respectively, and $1,000,000 for the financing of equipment, of which $366,475 and $398,851 had been utilized at December 31, 2001 and September 30, 2001 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

(4)      PREFERRED STOCK

         On June 1, 2000 the Company declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. On June 30, 2001 the Company declared a dividend of $0.0963 per share of Series B preferred stock which totaled $674,014 and represented the undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. On September 30, 2001 the Company declared a

$0.0208 dividend on the series B preferred stock which totaled $145,562 and represented the undeclared dividends accrued for the period from July 1, 2001 to September 30, 2001. On December 31, 2001 the Company declared a $0.0208 per share dividend on the series B preferred stock which also totaled $145,562 and represented the undeclared dividends for the period from October 1, to December 31, 2001. These resolutions called for payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

         On June 1, 2000 the Board of Directors declared a dividend of $0.0054 for the Series C preferred stock totaling $4,050 and representing dividends accrued for the period from April 6, 2000 to April 30, 2000. On June 30, 2001 the Company declared a dividend of $0.0963 per share of Series C preferred stock which totaled $72,216 and represented the undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. On September 30, 2001 the Board of Directors declared a dividend of $0.0208 for the Series C preferred stock which totaled $15,596. On December 31, 2001 the Board of Directors declared a dividend of $0.0208 for the Series C preferred stock which also totaled $15,596 and which represented undeclared dividends through December 31, 2001. These resolutions called for payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a material adverse effect on the Company's financial position, results of operations, or net cash flows.

         The Company operates within the regulated medical waste industry which is subject to intense governmental regulation at the federal, state and local levels. The Company believes it is currently in compliance in all material respects with all applicable laws and regulations governing the medical waste disposal business. However, continuing expenditures may be required in order for the Company to remain in compliance with existing and changing regulations. Furthermore, because the medical waste disposal industry is predicated upon the existence of strict governmental regulation, any material relaxation of regulatory requirements governing medical waste disposal or of their enforcement could result in a reduced demand for the Company's services and have a material adverse effect on the Company's revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to changing political and economic pressures.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                                  THREE MONTHS   THREE MONTHS
                                                    ENDED           ENDED
                                                  DECEMBER 31,   DECEMBER 31,
                                                     2001           2000
Revenues                                            $4,270         $4,546
Cost of services                                     2,830          3,264
Depreciation and amortization                          171            403
Selling, general and administrative                    704            668
                                                     -----          -----
Net income from operations                             565            211
                                                     -----          -----
Interest expense                                        99            288
Other expense net                                       72             46
                                                     -----          -----
Net income (loss)                                    $ 394          $(123)
                                                     =====          =====
Earnings before interest, taxes, depreciation
and amortization ("EBITDA") (1)                      $ 664          $ 568
                                                     =====          =====


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

------------------------

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000:

REVENUES decreased by $276,091, or 6.1%, to $4,269,594 during the three months period ended December 31, 2001, from $4,545,685 for the three month period ended December 31, 2000. This decrease is primarily due to a reduction of less profitable large-quantity generators in the Company's customer base.

COST OF SERVICES decreased $434,157, or 13.3%, to $2,829,577 during the three months ended December 31, 2001, compared to $3,263,734 for the three month period ended December 31, 2000. The reasons for the decrease were primarily attributable to a decrease in processing costs as the Company outsourced treatment to external facilities. The three month period ended December 31, 2000 included costs of external processing fees that were incurred as the Company was refurbishing its own treatment facilities. Cost of revenues as a percentage of revenues decreased to 66.3% compared to 71.8% during the three months ended December 31, 2000.

DEPRECIATION AND AMORTIZATION expense decreased $231,548 or 57.5% to $171,311 from from $402,859 for the three months ended December 31, 2000. The decrease was primarily the result of the Company writing down certain treatment equipment in the fourth fiscal quarter ended September 30, 2001. The Company made the decision to write down the treatment related assets and take its waste to external facilities to reduce treatment costs. Total depreciation related to treatment equipment during the quarter ended December 31, 2000 was $216,540.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the period increased 5.3% or $35,550 to $703,634 from $668,084 during the three months ended December 31, 2000. The increase was due to increased selling expenses as the Company increased sales staff during the period. Sales, general and administrative expenses increased as a percentage of revenue to 16.5% for the three months ended December 31, 2001, as compared to 14.7% for the three months ended December 31, 2000 due to decreased revenue.

INTEREST EXPENSE for the quarter decreased by $188,883 or 65.6%, to $99,235 from $288,118 during the three months ended December 31, 2000. This decrease was primarily due to higher loan commitment fees during the 2000 period and a decrease in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate. In addition the Company reduced debt to unaffiliated lenders by $560,600 from December 31, 2000 to December 31, 2001 and decreased debt to its majority shareholder by $600,000 during the same period.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA")

Earnings before interest taxes depreciation and amortization totaled $664,192 or 15.6% of revenue for the quarter ended December 31, 2001 compared to $567,989 or 12.5% of revenue for the similar quarter ended 2000. This increased was primarily the result of increased profitability for the Company in the quarter as described above.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its working capital needs, capital expenditures, and acquisitions using internally generated funds as well as borrowings from third parties and advances from its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI described below, insurance premiums that are financed over the course of each fiscal year, debt incurred in connection with the leasing of the equipment, and the indebtedness incurred in connection with the purchase of rolling stock.

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note) which was originally due September 30, 2000. As of June 30, 2000, the Company notified WSI that it anticipated it would fail to meet a net income requirement under the note for the quarter ended June 30, 2000. The note was renegotiated and extended at that time and the default was waived. Since that time the note has been extended either quarterly or semi-annually under terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the Note extension on August 1, 2000, 3CI issued WSI warrants for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share which expire September 20, 2002. When the Note was extended October 1, 2000 3CI issued WSI warrants for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which expire December 20, 2002.

          Currently, pursuant to an agreement effective October 1, 2001 the note was extended to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, currently 4.75% plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also requires the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002.

         At December 31, 2001, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,345,515 compared to a net working capital exclusive of the note payable to its majority shareholder of $1,291,217 at September 30, 2001. This increase in net working capital of $54,298 was due primarily to the reduction in the current debt and other current liabilities.

         Net cash provided by operating activities was $863,561 during the three month period ended December 31, 2001, compared to $57,778 of cash used in operating activities for the three month period ended December 31, 2000. This increase of $921,339 reflects improved profitability for the 2001 quarter compared to the net loss for the quarter ended December 31, 2000, and a reduction in accounts receivable.

        Net cash used in investing activities for the three months ended December 31, 2001, was $4,527 compared to $76,741 for the same period in 2000. The $72,214 decrease reflected reduced investment in capital equipment. The Company utilized the $4,527 in the purchases of computer equipment.

        Net cash used in financing activities was $631,260 during the three month period ended December 31, 2001, as compared to net cash used in financing activities of $320,142 during the three month period ended December 31, 2000. The $311,118 increase is reflective of the repayment of notes payable, long term debt, and the note payable to WSI.

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

4.5 Letter Agreement and Note Amendment dated March 5, 2001 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10K filed January 15, 2002)

4.6 Letter Agreement and Note Amendment dated June 26, 2001 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10K filed January 15, 2002)

4.7 Letter Agreement and Note Amendment dated December 20, 2001 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit
               4.5 of 3CI's report on Form 10K filed January 15, 2002)

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



                                           3CI COMPLETE COMPLIANCE
                                           CORPORATION
                                           (Registrant)



Dated: February 14, 2002

                                           By: /s/John R. Weaver
                                              ----------------------------------
                                               John R. Weaver
                                               Chief Financial Officer,
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)