Form 10-Q
period 2002-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2002-05-15
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                   910 Pierremont, #312 Shreveport, LA. 71106
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

        The number of shares of Common Stock outstanding as of the close of business on May 15, 2002, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION

                                      INDEX


                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of
                March 31, 2002 (unaudited) and September 30, 2001 ..........     3

              Statements of Operations for the three and six months ended
                March 31, 2002 and 2001 (unaudited) ........................     4

              Statements of Cash Flows for the
                six months ended March 31, 2002 and 2001 (unaudited)........     5

              Notes to Financial Statements ................................     6


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................    10

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................   13

     Item 2.  Changes in Securities..........................................   13

     Item 3.  Defaults Upon Senior Securities................................   13

     Item 4.  Submission of Matters to a Vote
                Of Security Holders..........................................   13

     Item 5.  Other Information..............................................   13

     Item 6.  Exhibits and Reports on Form 8-K...............................   13

SIGNATURES...................................................................   15

ITEM 1.  FINANCIAL STATEMENTS


                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS


                                                                                                    MARCH 31,        SEPTEMBER 30,
                                                                                                      2002               2001
                                                                                                   (UNAUDITED)
                                                                                                   ------------       ------------
                                     ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                                       $    937,581       $    709,563
   ACCOUNTS RECEIVABLE, NET ALLOWANCES OF $328,200 AND $346,231
     AT MARCH 31, 2002 AND SEPTEMBER 30, 2001, RESPECTIVELY                                           3,023,117          3,535,196
   INVENTORY                                                                                             49,480             66,425
   PREPAID EXPENSES                                                                                     698,042            406,660
   OTHER CURRENT ASSETS                                                                                   9,167             16,208
                                                                                                   ------------       ------------
       TOTAL CURRENT ASSETS                                                                           4,717,387          4,734,052
                                                                                                   ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                                8,390,686          8,398,843
      ACCUMULATED DEPRECIATION                                                                       (5,104,444)        (4,815,092)
                                                                                                   ------------       ------------
         NET PROPERTY, PLANT AND EQUIPMENT                                                            3,286,242          3,583,751
                                                                                                   ------------       ------------

EXCESS OF COST OVER NET ASSETS ACQUIRED, NET OF ACCUMULATED AMORTIZATION OF
 $238,988 AT MARCH 31, 2002 AND SEPTEMBER 30, 2001                                                      318,243            318,243

OTHER ASSETS                                                                                             75,630             25,631
                                                                                                   ------------       ------------
       TOTAL ASSETS                                                                                $  8,397,502       $  8,661,677
                                                                                                   ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   NOTES PAYABLE                                                                                   $    203,983       $    193,676
   CURRENT PORTION OF LONG-TERM DEBT TO UNAFFILIATED LENDERS                                            140,998            369,023
   ACCOUNTS PAYABLE                                                                                     187,808            367,700
   ACCOUNTS PAYABLE AND ACCRUED INTEREST TO AFFILIATED COMPANIES                                        525,889            504,653
   ACCRUED LIABILITIES                                                                                  638,475            602,846
   DIVIDENDS PAYABLE                                                                                  1,723,748          1,404,937
   NOTE PAYABLE MAJORITY SHAREHOLDER                                                                  4,829,379          5,229,379
                                                                                                   ------------       ------------
        TOTAL CURRENT LIABILITIES                                                                     8,250,280          8,672,214
                                                                                                   ------------       ------------

LONG-TERM DEBT TO UNAFFILIATED LENDERS, NET OF CURRENT PORTION                                          192,342            334,416

                                                                                                   ------------       ------------
        TOTAL LIABILITIES                                                                             8,442,622          9,006,630
                                                                                                   ------------       ------------


SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $0 .01 PAR VALUE, AUTHORIZED 16,050,000 SHARES;
      ISSUED AND OUTSTANDING 7,750,000 AT MARCH 31, 2002 AND SEPTEMBER 30, 2001, RESPECTIVELY            77,500             77,500
   ADDITIONAL PAID-IN CAPITAL - PREFERRED STOCK                                                       7,672,500          7,672,500
   COMMON STOCK, $0.01 PAR VALUE, AUTHORIZED 40,450,000 SHARES;
     ISSUED AND OUTSTANDING 9,232,825 AT MARCH 31, 2002 AND SEPTEMBER 30, 2001                           92,329             92,329
   LESS COST OF TREASURY STOCK 34,500 SHARES                                                            (51,595)           (51,595)
   ADDITIONAL PAID-IN CAPITAL - COMMON STOCK                                                         20,471,145         20,471,145
   ACCUMULATED DEFICIT                                                                              (28,306,999)       (28,606,832)
                                                                                                   ------------       ------------
        TOTAL SHAREHOLDERS' EQUITY                                                                      (45,120)          (344,953)
                                                                                                   ------------       ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $  8,397,502       $  8,661,677
                                                                                                   ============       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                              ENDED MARCH 31,                  ENDED MARCH 31,
                                                       ----------------------------      ----------------------------
                                                            2002           2001             2002              2001
                                                       -----------       ----------      -----------       ----------
REVENUES                                               $ 4,035,817       $5,129,220      $ 8,305,411       $9,674,948
EXPENSES:
     COST OF SERVICES                                    2,639,472        3,051,815        5,469,052        6,315,547
     DEPRECIATION AND AMORTIZATION                         160,662          399,840          331,973          802,700
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          727,568          690,987        1,431,202        1,359,114
     INTEREST EXPENSE                                      217,518          201,215          316,753          489,331
    OTHER EXPENSE-NET                                       65,595           47,269          137,786           93,149
                                                       -----------       ----------      -----------       ----------
INCOME BEFORE INCOME TAXES                                 225,002          738,094          618,645          615,107

INCOME TAXES                                                    --               --               --               --
                                                       -----------       ----------      -----------       ----------

NET INCOME                                             $   225,002       $  738,094      $   618,645       $  615,107
                                                       ===========       ==========      ===========       ==========

   DIVIDENDS ON PREFERRED STOCK                           (157,654)              --         (318,812)              --
                                                       -----------       ----------      -----------       ----------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS           $    67,348       $  738,094      $   299,833       $  615,107
                                                       ===========       ==========      ===========       ==========

BASIC EARNINGS PER SHARE:
     BASIC NET INCOME PER SHARE                        $      0.01       $     0.08      $      0.03       $     0.07
                                                       ===========       ==========      ===========       ==========

DILUTED EARNINGS PER SHARE:
     DILUTED NET INCOME PER SHARE                      $      0.01       $     0.04      $      0.04       $     0.04
                                                       ===========       ==========      ===========       ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                      2002               2001
                                                                                   -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   NET INCOME                                                                      $   618,645       $   615,107
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      NON-CASH INTEREST EXPENSE                                                             --            70,367
      GAIN ON DISPOSAL OF FIXED ASSETS                                                  (3,000)               --
      DEPRECIATION AND AMORTIZATION                                                    331,973           802,700
      CHANGES IN OPERATING ASSETS AND LIABLILITES:
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE, NET                            512,079        (1,279,822)
            DECREASE IN INVENTORY                                                       16,945            29,252
            INCREASE IN PREPAID EXPENSES                                              (291,382)         (405,672)
            (INCREASE) DECREASE IN OTHER CURRENT ASSETS AND OTHER ASSETS               (42,958)           50,837
            DECREASE IN ACCOUNTS PAYABLE                                              (179,892)         (350,116)
            INCREASE IN ACCOUNTS PAYABLE, AFFILIATED COMPANIES                          21,236            35,857
            INCREASE (DECREASE) IN ACCRUED LIABILITIES                                  35,629          (157,167)
                                                                                   -----------       -----------
                          TOTAL ADJUSTMENTS TO NET INCOME (LOSS)                       400,630        (1,203,764)
                                                                                   -----------       -----------
                          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,019,275          (588,657)
                                                                                   -----------       -----------


CASH FLOW FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                                3,000                --
      PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                        (34,464)         (101,152)
                                                                                   -----------       -----------
                          NET CASH USED IN INVESTING ACTIVITES                         (31,464)         (101,152)
                                                                                   -----------       -----------


CASH FLOW FROM FINANCING ACTIVITIES:
      PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                                          222,449           735,453
      PRINCIPAL REDUCTION OF NOTES PAYABLE                                            (212,142)         (307,761)
      REDUCTION OF LONG-TERM DEBT, UNAFFILIATED LENDERS                               (370,100)         (249,036)
      REDUCTION OF NOTE PAYABLE TO MAJORITY SHAREHOLDERS                              (400,000)               --
                                                                                   -----------       -----------
                          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (759,793)          178,656
                                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   228,018          (511,153)
                                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         709,563           561,189
                                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $937,581.00       $    50,036
                                                                                   ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(1)     ORGANIZATION AND BASIS OF PRESENTATION

               3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the collection, transportation, and disposal of biomedical waste in the southern and southeastern United States.

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

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

The balance sheet at September 30, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 2001.

(2)     NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share:


                                                                          FOR THE THREE AND SIX MONTHS ENDED,
                                                         ------------------------------------------------------------------
                                                             2002              2001              2002              2001
                                                         ------------       -----------      ------------       -----------
Numerator:

Net income                                               $    225,002       $   738,094      $    618,645       $   615,107
Less preferred dividends                                     (157,654)               --          (318,812)               --
                                                         ------------       -----------      ------------       -----------

Net income applicable to common shareholders             $     67,348       $   738,094      $    299,833       $   615,107

Denominator:
Denominator for basic earnings per share
  -- weighted average shares                                9,198,325         9,198,325         9,198,325         9,198,325
                                                         ------------       -----------      ------------       -----------

Effect of dilutive securities:
    Preferred shares and warrants                           8,200,724         8,038,686         8,176,711         7,971,818
                                                         ------------       -----------      ------------       -----------

Denominator for diluted earnings per share-adjusted
Weighted average shares and assumed conversions            17,399,249        17,237,011        17,375,036        17,170,143
                                                         ------------       -----------      ------------       -----------

Basics earnings per share                                $       0.01       $      0.08      $       0.03       $      0.07
                                                         ------------       -----------      ------------       -----------
Diluted earnings per share                               $       0.01       $      0.04      $       0.04       $      0.04
                                                         ------------       -----------      ------------       -----------

        Included in the computation for the three and six month periods ended March 31, 2002, are 893,122 warrants that were issued to WSI with an exercise price between $0.10 and $0.20. Stock options were not included in the net income per share computation because they are anitdilutive.

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

        The Company has historically financed its working capital needs, capital expenditures, and acquisitions using internally generated funds as well as borrowings from third parties and advances from its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI (which are described below), a portion of the Company's insurance premiums that are financed over the course of each fiscal year, and debt incurred in connection with the leasing of the Chem-Clav unit.

        On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note) which was originally due September 30, 2000. As of June 30, 2000, the Company notified WSI that it anticipated it would fail to meet a net income requirement under the note for the quarter ended June 30, 2000. The note was renegotiated and extended at that time and the default was waived. Since that time the note has been extended either quarterly or semi-annually under terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the Note extension on August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share which expire on September 20, 2002. When the Note was extended on October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which expire on December 20, 2002. In each of these cases the values of the warrants were included in the statement of operations for the respective periods as interest expense.

        Currently, pursuant to an agreement effective October 1, 2001 the note was extended to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, currently 4.75%, plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also requires the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002. This level was not achieved for the six months ended March 31, 2002 requiring the Company to record an additional $120,404 in interest expense.

        In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $130,940 and $228,197 had been utilized at March 31, 2002 and 2001, respectively, and $1,000,000 for the financing of equipment, of which $333,339 and $461,490 had been utilized at March 31, 2002 and 2001 respectively. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

(4)     PREFERRED STOCK

        On June 1, 2000 the Company declared a $0.0705 dividend on the series B preferred stock which totaled $493,500 and represented the undeclared dividends accrued for the period from June 24, 1999 through April 30, 2000. On June 30, 2001 the Company declared a dividend of $0.0963 per share of Series B preferred stock which totaled $674,014 and represented the undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. On September 30, 2001 the Company declared a $0.0208 dividend on the series B preferred stock which totaled $145,562 and represented the undeclared dividends accrued for the period from July 1, 2001 to September 30, 2001. On December 31, 2001 the Company declared a $0.0208 per share dividend on the series B preferred stock which also totaled $145,562 and represented the undeclared dividends for the period from October 1 2001, to December 31, 2001. On March 31, 2002 the Company declared a dividend on the series B preferred stock of $0.0203 per share which totaled $142,397 and represented dividends through March 31, 2002. These resolutions called for payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

        On June 1, 2000 the Board of Directors declared a dividend of $0.0054 for the Series C preferred stock totaling $4,050 and representing dividends accrued for the period from April 6, 2000 to April 30, 2000. On June 30, 2001 the Company declared a dividend of $0.0963 per share of Series C preferred stock which totaled $72,216 and represented the undeclared dividends accrued for the period from May 1, 2000 through June 30, 2001. On September 30, 2001 the Board of Directors declared a dividend of $0.0208 for the Series C preferred stock which totaled $15,596. On December 31, 2001 the Board of Directors declared a dividend of $0.0208 for the Series C preferred stock which also totaled $15,596 and which represented undeclared dividends through December 31, 2001. On March 31, 2002 the Company declared a dividend of $0.0203 per share for the Series C preferred stock which totaled $15,257 and represented dividends through March 31, 2002. These resolutions called for payment in cash from funds of the Corporation legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

(5)     ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company elected for early adoption of the Statement.

Proforma impact of eliminating goodwill amortization on the statements of income is as follows:


                                         For the three     For the six
                                         months ended      months ended
                                        March 31, 2001    March 31, 2001
                                        --------------    --------------
Reported net income                       $   738,094      $   615,107
Add back: Goodwill amortization                12,250           24,500
                                          -----------      -----------
Adjusted net income                       $   750,344      $   639,607

Basic earnings per share
 Reported net income                      $      0.08      $      0.07
 Add back: Goodwill amortization                   --               --
                                          -----------      -----------
 Adjusted net earnings per share          $      0.08      $      0.07

Diluted earnings per share
 Reported net income                      $      0.04      $      0.04
 Add back: Goodwill amortization                   --               --
                                          -----------      -----------
 Adjusted diluted earnings per share      $      0.04      $      0.04

(6)     COMMITMENTS AND CONTINGENCIES

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

(7)     SUBSEQUENT EVENTS

        On May 1, 2002 Stericycle, Inc completed a transaction in which they purchased from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the "sellers") certain profit-sharing rights, put rights, and other rights of the sellers under a settlement agreement entered into with the company in January 1996. The purchase included interest in all security agreements, mortgages and other instruments securing the Company's various obligations to the sellers under the settlement agreement, and 932,770 shares of the Company's common stock owned by the sellers.

        Stericycle, Inc. ownes 100% of WSI which ownes 5,104,448 shares of the Company's common stock. Together with the 932,770 shares purchased in the transaction described above, Stericycle beneficially ownes a total of 6,037,218 shares of the Company's common stock. These shares represent 65.6% of the 9,198,325 shares of common stock outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the business of medical waste management services in the southern and southeastern United States. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services include collection, transportation, and disposal of regulated medical waste.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:


                                         THREE MONTHS                SIX MONTHS
                                            ENDED                      ENDED
                                          MARCH 31,                  MARCH 31,
                                   ---------------------       ---------------------
                                     2002          2001          2002          2001
                                   -------       -------       -------       -------
Revenues                           $ 4,036       $ 5,129       $ 8,305       $ 9,675
Cost of services                    (2,639)       (3,052)       (5,469)       (6,316)
Depreciation and amortization         (161)         (400)         (332)         (803)
Selling, general and
administrative                        (728)         (691)       (1,431)       (1,359)
                                   -------       -------       -------       -------
Net income from operations             508           986         1,073         1,197
                                   -------       -------       -------       -------
Interest expense                      (218)         (201)         (317)         (489)
Other income (expense) net             (66)          (47)         (138)          (93)
                                   -------       -------       -------       -------
Net income                         $   225       $   738       $   619       $   615
                                   =======       =======       =======       =======
EBITDA*                            $   604       $ 1,339       $ 1,267       $ 1,907
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

------------------------


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

REVENUES decreased by $1,093,403 or approximately 21.3%, to $4,035,817 during the three months period ended March 31, 2002, from $5,129,220 for the three-month period ended March 31, 2001. The decrease in revenue is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on the professional market segments which provide higher pricing at lower volumes while reducing the focus on the hospital segment which provides higher volume at a typically lower average unit price.

COST OF SERVICES decreased $412,343 or approximately 13.5%, to $2,639,472 during the three months ended March 31, 2002, compared to $3,051,815 for the three month period ended March 31, 2001. The reasons for the decrease were primarily attributable to a decrease in processing fees and transportation costs. Cost of revenues as a percentage of revenues increased to 65.4% during the three months ended March 31, 2002, as compared to 59.5% during the three months ended March 31, 2001 due to the decrease in revenue.

DEPRECIATION AND AMORTIZATION expense decreased to $160,662 for the three months ended March 31, 2002, from $399,840 for the three months ended March 31, 2001. The decrease was primarily the result of the Company writing down certain treatment equipment in the fourth fiscal quarter ended September 30, 2001. The Company made the decision to write down the treatment related assets and take its waste to external facilities to reduce treatment costs. Total depreciation related to treatment equipment during the quarter ended March 31, 2001 was $218,598. In addition, amortization expense decreased $12,250 due to the adoption of (SFAS) No. 142 on October 1, 2001.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $727,568, during the three months ended March 31, 2002, from $690,987, during the three months ended March 31, 2001. This increase of $36,581, or 5.29%, is primarily attributable to increased selling expenses net of an overall reduction in various administrative expenses. Selling, general and administrative expenses increased as a percentage of revenue to 18.0% for the three months ended March 31, 2002, as compared to 13.5% for the three months ended March 31, 2001 primarily due to the decrease in revenue.

INTEREST EXPENSE increased by $16,303, or 8.1%, to $217,518 during the three months ended March 31, 2002, as compared to $201,215 for the three months period ended March 31, 2001. This increase was due to additional interest recorded in the quarter ended March 31, 2002 pursuant to a minimum EBITDA level not being achieved for the six month period ended March 31, 2002. This is partially offset by lower interest rates and lower principal debt balances.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $603,182 or 14.9% of revenue for the three months ended March 31, 2002 compared to $1,339,149 or 26.1% of revenue for the quarter ended March 31, 2002. This decrease was primarily the result of the reduced revenue as referred to above.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001:

REVENUES decreased by $1,369,537 or 14.2%, to $8,305,411 during the six months period ended March 31 2002, from $9,674,948 for the six month period ended March 31, 2001. This decrease is primarily due to a decrease in the volume of waste handled. This reduction in the volume was attributable to the Company's efforts to focus on the professional market segments which provide higher pricing at lower volumes while reducing the focus on the hospital segment which provides higher volume at a typically lower average unit price.

COST OF SERVICES decreased $846,495, or 13.4%, to $5,469,052, during the six months ended March 31, 2002, compared to $6,315,547 for the six month period ended March 31, 2001. The decrease in cost of services is attributable to the decreased waste processing costs. Cost of revenues as a percentage of revenues increased to 65.8% during the six months ended March 31, 2002, as compared to 65.3% during the six months ended March 31, 2001. This increase was due to the decrease in revenue.

DEPRECIATION AND AMORTIZATION expense decreased to $331,973 for the six months ended March 31, 2002, from $802,700 for the six months ended March 31, 2001. The decrease was primarily the result of the Company writing down certain treatment equipment in the fourth fiscal quarter ended September 30, 2001. The Company made the decision to write down the treatment related assets and take its waste to external facilities to reduce treatment costs. Total depreciation related to treatment equipment during the six month period ended March 31, 2001 was $435,168. In addition amortization expense decreased $24,500 due to the adoption of (SFAS) No. 142 on October 1, 2001.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $1,431,202 during the six months ended March 31, 2002, from $1,359,114 during the six months ended March 31, 2001. This increase of $72,088, or 5.3%, is primarily attributable to increased selling expenses net of an overall reduction in administrative expenses. Selling, general and administrative expenses increased as a percentage of revenue to 17.2% for the six months ended March 31, 2002, as compared to 14.0% for the six months ended March 31, 2001 primarily due to the decrease in revenue.

INTEREST EXPENSE decreased by $172,578 or 35.3% to $316,753 during the six months ended March 31, 2002 as compared to $489,331 during the six months ended March 31, 2001. This decrease was due to reduced debt and a reduction in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate. This effect was partially offset by additional interest recorded in the period ended March 31, 2002 required when the Company failed to achieve a minimum EBITDA level required for the period.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTOZATION ("EBITDA") totaled $1,267,371 or 15.3% of revenue for the six months ended March 31, 2002 compared to $1,907,138 or 19.7% of revenue for the six months ended March 31, 2001. This decrease was primarily the result of the decrease in revenue as referred to above.

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

        On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note) which was originally due September 30, 2000. As of June 30, 2000, the Company notified WSI that it anticipated it would fail to meet a net income requirement under the note for the quarter ended June 30, 2000. The note was renegotiated and extended at that time and the default was waived. Since that time the note has been extended either quarterly or semi-annually under terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the Note extension on August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share which expire September 20, 2002. When the Note was extended October 1, 2000 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which expire December 20, 2002.

        Currently, pursuant to an agreement effective October 1, 2001 the note was extended to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, currently 4.75% plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also requires the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002. This level was not achieved requiring the Company to accrue an additional $120,404 in interest expense.

        At March 31, 2002, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $1,296,486 compared to a net working capital exclusive of the note payable to its majority shareholder of $1,291,217 at September 30, 2001. This increase in net working capital of $5,269 was due primarily to the reduction in the current debt and other current liabilities.

        Net cash provided by operating activities was $1,019,275 during the six month period ended March 31, 2001, compared to $588,657 of net cash used in operating activities for the six month period ended March 31, 2001. This increase of $1,607,932 reflects the improved profitability for the 2002 period and the reduction in accounts receivable compared an increase in accounts receivable in the 2001 period.

        Net cash used in investing activities for the six months ended March 31, 2002, was $31,464 compared to $101,152 for the same period in 2001. The $69,688 decrease reflected reduced investment in capital equipment. The Company utilized the $31,464 for the purchases of computer equipment and reusable containers.

        Net cash used in financing activities was $759,793 during the six month period ended March 31, 2002, as compared to net cash provided by financing activities of $178,656 during the six month period ended March 31, 2001. The $938,449 fluctuation is reflective of reduced borrowings and the repayment of notes payable, long term debt, and the note payable to WSI.

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


10.9           LaSalle National Leasing master lease agreement dated June 18,
               1999 betweenLaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI's report on Form 10-K filed January 12, 2000).


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

                                   3CI COMPLETE COMPLIANCE CORPORATION
                                   (Registrant)

Dated: May 15, 2002

                                   By: /s/John R. Weaver
                                       --------------------------------
                                       John R. Weaver
                                       Chief Financial Officer,
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)