Form 10-Q
period 2002-06-30
3CI COMPLETE COMPLIANCE CORP
filed 2002-08-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002

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

         1517 W. North Carrier Parkway, #104 Grand Prairie, Texas 75050
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (972)375-0006
              (Registrant's telephone number, including area code)

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

        The number of shares of Common Stock outstanding as of the close of business on August 14, 2002, was 9,198,325.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                    I N D E X

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of
                June 30, 2002 and September 30, 2001 .......................     3

              Statements of Operations for the three and nine months ended
                June 30, 2002 and 2001 .....................................     4

              Statements of Cash Flows for the
                 nine months ended June 30, 2002 and 2001..................      5

              Notes to Financial Statements (unaudited).....................     6


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................     9

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................   12

     Item 2.  Changes in Securities..........................................   12

     Item 3.  Defaults Upon Senior Securities................................   12

     Item 4.  Submission of Matters to a Vote
                Of Security Holders..........................................   12

     Item 5.  Other Information..............................................   12

     Item 6.  Exhibits and Reports on Form 8-K...............................   12

SIGNATURES...................................................................   15

ITEM 1. FINANCIAL STATEMENTS

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS

                                                                                  June 30,        September 30,
                                                                                    2002              2001
                                                                                 (unaudited)
                                                                                 ------------      ------------
                                           ASSETS
Current Assets:
   Cash and cash equivalents                                                     $    817,050      $    709,563
   Accounts receivable, net allowances of $341,152 and $328,200
     at June 30, 2002 and September 30, 2001, respectively                          3,042,476         3,535,196
   Inventory                                                                           91,504            66,425
   Prepaid expenses                                                                   574,857           406,660
   Other current assets                                                                10,883            16,208
                                                                                 ------------      ------------
       Total current assets                                                         4,536,770         4,734,052
                                                                                 ------------      ------------
Property, plant and equipment, at cost                                              8,400,953         8,398,843
      Accumulated depreciation                                                     (5,270,939)       (4,815,092)
                                                                                 ------------      ------------
         Net property, plant and equipment                                          3,130,014         3,583,751
                                                                                 ------------      ------------
Excess of cost over net assets acquired, net of accumulated amortization of
 $238,988 at June 30, 2002 and September 30, 2001                                     318,243           318,243

Other assets                                                                           75,630            25,631
                                                                                 ------------      ------------
       Total assets                                                              $  8,060,657      $  8,661,677
                                                                                 ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes payable                                                                 $    128,858      $    193,676
   Current portion of long-term debt to unaffiliated lenders                               --           369,023
   Accounts payable                                                                   298,146           367,700
   Accounts payable and accrued interest to affiliated companies                      721,083           504,653
   Accrued liabilities                                                                787,511           602,846
   Dividends payable                                                                1,883,154         1,404,937
   Note payable majority shareholder                                                  988,338         5,229,379
                                                                                 ------------      ------------
        Total current liabilities                                                   4,807,090         8,672,214
                                                                                 ------------      ------------
Long-term debt to unaffiliated lenders, net of current portion                             --           334,416
Long-term debt to affiliated lenders, net of current portion                        3,141,041                --
                                                                                 ------------      ------------
        Total liabilities                                                           7,948,131         9,006,630
                                                                                 ------------      ------------
Shareholders' Equity (deficit):
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at June 30, 2002 and
      September 30, 2001, respectively                                                 77,500            77,500
   Additional paid-in capital - preferred stock                                     7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at June 30, 2002
     and September 30, 2001                                                            92,329            92,329
   Less cost of treasury stock 34,500 shares                                          (51,595)          (51,595)
   Additional paid-in capital - common stock                                       20,471,145        20,471,145
   Accumulated deficit                                                            (28,149,353)      (28,606,832)
                                                                                 ------------      ------------
        Total shareholders' equity (deficit)                                          112,526          (344,953)
                                                                                 ------------      ------------
        Total liabilities and shareholders' equity (deficit)                     $  8,060,657      $  8,661,677
                                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                         For the three months               For the nine months
                                                             ended June 30,                     ended June 30,
                                                      ----------------------------      ------------------------------
                                                          2002             2001             2002              2001
                                                      -----------      -----------      ------------      ------------
Revenues                                              $ 3,785,274      $ 4,704,210      $ 12,090,685      $ 14,379,175
Expenses:
     Cost of services                                   2,400,714        3,131,487         7,869,766         9,447,035
     Depreciation and amortization                        166,144          397,903           498,117         1,200,601
     Selling, general and administrative expenses         739,212          747,938         2,170,413         2,107,053
     Interest expense                                      94,930          196,904           411,154           686,235
    Other expense-net                                      67,222            3,132           205,537            96,281
                                                      -----------      -----------      ------------      ------------
Income before income taxes                                317,052          226,846           935,698           841,912

Income taxes                                                   --               --                --                --
                                                      -----------      -----------      ------------      ------------
Net income                                            $   317,052      $   226,846      $    935,698      $    841,912
                                                      ===========      ===========      ============      ============
   Dividends on preferred stock                          (159,406)        (746,229)         (478,218)         (746,229)
                                                      -----------      -----------      ------------      ------------
Net income applicable to common shareholders          $   157,646      $  (519,383)     $    457,480      $     95,683
                                                      ===========      ===========      ============      ============
Basic earnings per share:
     Basic net income per share                       $      0.02      $     (0.06)     $       0.05      $       0.01
                                                      ===========      ===========      ============      ============
Diluted earnings per share:
     Diluted net income per share                     $      0.02      $     (0.06)     $       0.05      $       0.01
                                                      ===========      ===========      ============      ============

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the nine months
                                                                                     ended June 30,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              -----------      -----------
Cash flow from operating activities:
   Net income                                                                 $   935,698      $   841,912
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Non-cash interest expense                                                        --           70,367
      Gain on disposal of fixed assets                                             (4,778)         (67,816)
      Depreciation and amortization                                               498,117        1,200,601
      Changes in operating assets and liablilites:
            (Increase) decrease in accounts receivable, net                       492,720         (587,340)
            Increase in inventory                                                 (25,078)            (830)
            Increase in prepaid expenses                                         (168,198)        (242,640)
            (Increase) decrease in other current assets and other assets          (44,676)          40,196
            Decrease in accounts payable                                          (69,554)        (423,589)
            Increase (decrease) in accounts payable, affiliated companies         216,430         (285,349)
            Increase in accrued liabilities                                       184,664           52,081
                                                                              -----------      -----------
                          Total adjustments to net income                       1,079,647         (244,319)
                                                                              -----------      -----------
                          Net cash provided by operating activities             2,015,345          597,593
                                                                              -----------      -----------
Cash flow from investing activities:
      Proceeds from sale of intangible assets                                                       67,816
      Proceeds from sale of property, plant and equipment                          15,259               --
      Purchase of property, plant and equipment                                   (54,861)        (148,218)
                                                                              -----------      -----------
                          Net cash used in investing activites                    (39,602)         (80,402)
                                                                              -----------      -----------
Cash flow from financing activities:
      Proceeds from issuance of notes payable                                     227,456          779,291
      Principal reduction of notes payable                                       (292,243)        (553,852)
      Reduction of long-term debt, unaffiliated lenders                          (703,469)        (347,735)
      Reduction of note payable to majority shareholders                       (1,100,000)        (400,000)
                                                                              -----------      -----------
                          Net cash used in financing activities                (1,868,256)        (522,296)
                                                                              -----------      -----------
Net increase (decrease) in cash and cash equivalents                              107,487           (5,105)
                                                                              -----------      -----------
Cash and cash equivalents, beginning of period                                    709,563          561,189
                                                                              -----------      -----------
Cash and cash equivalents, end of period                                      $   817,050      $   556,084
                                                                              ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1) ORGANIZATION AND BASIS OF PRESENTATION

        3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the business of medical waste management services in the southern and southeastern United States.

        Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 55.5% or 5,104,448 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company. In addition, Stericycle owns 932,770 shares of common stock directly. Through its ownership of WSI and shares owned directly, Stericycle owns 65.6% of the outstanding common stock.

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

The balance sheet at September 30, 2001, has been derived from the audited finacial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 2001.

(2) NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of net income (loss) per common share:

                                                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------
                                                 2002             2001              2002              2001
                                             ------------      -----------      ------------      ------------
Numerator:
  Net income (loss)                          $    317,052      $   226,846      $    935,698      $    841,912

  Less preferred dividends                       (159,406)        (746,229)         (478,218)         (746,229)
                                             ------------      -----------      ------------      ------------
  Net income (loss) after preferred
    dividends                                     157,646         (519,383)          457,480            95,683
Denominator:
Denominator for basic earnings per share
  --weighted average shares                     9,198,325        9,198,325         9,198,325         9,198,325
                                             ------------      -----------      ------------      ------------
 Effect of dilutive securities:
   Preferred shares and warrants                8,265,862               --         8,217,641                --
                                             ------------      -----------      ------------      ------------
Denominator for diluted earnings per
  share-adjusted -weighted average
  shares and assumed conversions               17,464,187        9,198,325        17,415,966         9,198,325
                                             ------------      -----------      ------------      ------------
Basic earnings (loss) per share              $       0.02      $     (0.06)     $       0.05      $       0.01
                                             ------------      -----------      ------------      ------------
 Diluted earnings per share                  $       0.02      $     (0.06)     $       0.05      $       0.01
                                             ------------      -----------      ------------      ------------

        Included in the three and nine month period ended June 30, 2002, are 893,122 warrants that were issued to WSI with an exercise price between $0.10 and $0.20. These warrants were included in the computation of diluted earnings per share for the period. Stock options were not included in the net income per share computation because they were anti-dilutive, as the exercise prices ranging from $0.594 to $1.50 were greater than the average price of the common stock.

(3) BUSINESS CONDITIONS

On December 19, 2001, the Company made the decision to permanently close all of its treatment facilities which consisted of two incinerators, and a chem-clav unit in Springhill, Louisiana and an incinerator and a microwave unit located in Birmingham, Alabama. Management, after considering the costs necessary to upgrade and operate the existing facilities and treatment capacity available at other sources, determined that this equipment had no remaining value and that it would be more cost effective to use less expensive treatment available at other sources. As a result, the treatment related assets were written down to zero. The write down of fixed assets totaled $2,631,885 and was reflected in the results for the fiscal year ended September 30, 2001.

        The Company has historically financed its working capital needs, capital expenditures, and acquisitions using advances from WSI, its majority shareholder, internally generated funds, and borrowings from third parties. The Company's indebtedness currently consists of amounts owed to WSI (which are described below), and a portion of the Company's insurance premiums that are financed over the course of each fiscal year.

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

        An agreement effective October 1, 2001 extended the note's maturity to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, currently 4.75%, plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also required the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002. This level was not achieved for the six months ended March 31, 2002 requiring the Company to record an additional $120,404 in interest expense.

        The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the note was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.75%, plus 1.0% and called for principal payment of $700,000 at renewal and additional monthly payments of $100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for the six-month period ended June 30, 2002 and for each trailing six month period thereafter until maturity. This level was achieved for the six months ended June 30, 2002.

        In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $106,626 and $203,883 had been utilized at June 30, 2002 and 2001, respectively, and $1,000,000 for the financing of equipment, none of which was being utilized at June 30, 2002 and $430,518 of which was utilized at June 30, 2001. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.


(4) PREFERRED STOCK

        In June 1997, WSI converted $7,000,000 of their promissory note with the Company to preferred stock. The Company issued 1,000,000 shares of Series A cumulative convertible preferred stock, with no par value, at $7.00 per share or $7,000,000, to WSI, the Company's majority shareholder.

        In February 1998, Waste Systems, Inc., exchanged the 1,000,000 shares of the Series A Preferred Stock for 7,000,000 shares of Series B cumulative convertible preferred stock, with a par value $.01. The Series B preferred stock holders are entitled to receive, when and if declared by the Corporation's Board of Directors, cumulative dividends from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, payable quarterly.

        In February 1998, the Company and WSI converted an additional $750,000 of debt under a 1995 Note, into 750,000 shares of Series C Convertible $0.01 par value preferred stock which also call for cumulative dividends when, and if declared by the Corporation's Board of Directors cumulative from the second anniversary of the original issuance date, at the rate of $0.0825 per share per annum, payable quarterly.

        On June 30, the Board of Directors declared a dividend of $0.0206 per share for the Series B preferred stock totaling $143,979.45 representing dividends accrued through June 30, 2002. Also on June 30, 2002 the Board of Directors declared a dividend of $0.0206 per share for the Series C preferred stock totaling $15,426.37 and representing dividends accrued through June 30, 2002. The resolution called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

        During the nine months ended June 30, 2002 the Board of Directors declared dividends on Series B and C preferred shares totaling $478,218. Total dividends declared on the Series B and Series C preferred stock totaled $1,883,154 at June 30, 2002. There were no undeclared dividends in arrears at June 30, 2002.

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

        The proforma impact of eliminating goodwill amortization on the statements of income is as follows:

                                                 For the three       For the nine
                                                 months ended        months ended
                                                 June 30, 2001      June 30, 2001
                                                 -------------      -------------
Reported net income                                 $226,846          $841,912
Add back: Goodwill amortization                       12,250            36,750
                                                    --------          --------
Adjusted net income                                 $239,096          $878,662

Basic earnings per share
 Reported net income                                $  (0.06)         $   0.01
 Add back: Goodwill amortization                          --                --
                                                    --------          --------
 Adjusted net earnings per share                    $  (0.06)         $   0.01

Diluted earnings per share
 Reported net income                                $  (0.06)         $   0.01
 Add back: Goodwill amortization                          --                --
                                                    --------          --------
 Adjusted diluted earnings per share                $  (0.06)         $   0.01

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the business of medical waste management services in the southern and southeastern United States. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services include collection, bar code identification and transportation to treatment facilities.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                           THREE MONTHS              NINE MONTHS
                                               ENDED                     ENDED
                                              JUNE 30,                  JUNE 30,
                                        --------------------      ----------------------
                                          2002         2001         2002          2001
                                        -------      -------      --------      --------
      Revenues                          $ 3,785      $ 4,704      $ 12,091      $ 14,379

      Cost of services                   (2,401)      (3,131)       (7,870)       (9,447)
      Depreciation and amortization        (166)        (398)         (498)       (1,201)
      Selling, general and
      administrative                       (739)        (748)       (2,170)       (2,107)
                                        -------      -------      --------      --------
      Net income from operations            479          427         1,553         1,624
                                        -------      -------      --------      --------
      Interest expense                      (95)        (197)         (411)         (686)
      Other income (expense) net            (67)          (3)         (206)          (96)
                                        -------      -------      --------      --------
      Net income                        $   317      $   227      $    936      $    842
                                        =======      =======      ========      ========
      EBITDA*                           $   578      $   822      $  1,845      $  2,728
                                        =======      =======      ========      ========

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

------------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

REVENUES decreased by $918,936, or approximately 19.5%, to $3,785,274 during the three months period ended June 30, 2002, from $4,704,210 for the three-month period ended June 30, 2001. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on small quantity generators which provide higher pricing at lower volumes while reducing the focus on unprofitable larger quantity generators which provide higher volume at typically lower average unit price.

COST OF SERVICES decreased $730,773 or approximately 23.3%, to $2,400,714 during the three months ended June 30, 2002, compared to $3,131,487 for the three month period ended June 30, 2001. The decrease was primarily attributable to a decrease in the volume of waste handled, lower treatment costs and transportation costs. Costs of revenues as a percentage of revenues decreased to 63.4% for the quarter compared to 66.6% during the three months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION expense decreased to $231,759 or 58.2% to $166,144 for the three months ended June 30, 2002, compared to $397,903, for the three months ended June 30, 2001. The decrease was primarily the result of the Company writing down certain treatment equipment in the fourth fiscl quarter ended September 30, 2001. The Company made the decision to write down the treatment related assets and take its waste to external facilities to reduce treatment costs. In addition, amortization expense decreased $12,250 due to the adoption of (SFAS) No. 142 on October 1, 2001.

Depreciation as a percentage of revenue totaled 4.4% for the three months ended June 30, 2002 compared to 8.5% for the similar period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the quarter decreased $8,726 to $739,212 compared to $747,938 for the three months ended June 30, 2001. The decrease is primarily attributable to legal fees and settlements related to certain employment issues in the 2001 quarter. Selling, general and administrative expenses increased as a percentage of revenue to 19.5% for the three months ended June 30, 2002, as compared to 15.9% for the three months ended June 30, 2001, primarily due to the decrease in revenue.

INTEREST EXPENSE decreased by $101,974, or 51.8%, to $94,930 during the three months ended June 30, 2002, as compared to $196,904 for the three month period ended June 30, 2001. The primary reason for the reduction in interest was the reduction of the interest rates for the note payable to WSI, which is variable and tied to the prime rate, and the overall reduction in debt.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $578,126 or 15.3% of revenue for the quarter ended June 30, 2002 compared to $821,653 or 17.5% of revenue for the quarter ended June 30, 2001. This decrease was primarily the result of the decrease in revenue

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001:

REVENUES decreased by $2,288,432, or 15.9%, to $12,090,685 during the nine months period ended June 30, 2002, from $14,379,117 for the nine month period ended June 30, 2001. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus small quantity generators which provide higher pricing at lower volumes while reducing the focus on unprofitable large quantity generators which provide higher volume at typically lower average unit price.

COST OF SERVICES decreased $1,577,269, or 16.7%, to $7,869,766, during the nine months ended June 30, 2002, compared to $9,447,035 for the nine month period ended June 30, 2001. The decrease was primarily attributable to the decrease in the volume of waste handled, treatment costs and transportation costs. Costs of revenues as a percentage of revenues decreased to 65.1% for the quarter compared to 65.7% during the three months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION expense decreased $702,484 to $498,117 compared to $1,200,601 for the nine months ended June 30, 2001. The decrease was primarily the result of the Company writing down certain treatment equipment in the fourth fiscl quarter ended September 30, 2001. The Company made the decision to write down the treatment related assets and take its waste to external facilities to reduce treatment costs. In addition, amortization expense decreased $36,750 due to the adoption of (SFAS) No. 142 on October 1, 2001. Depreciation and amortization as a percentage of revenue totaled 4.1% for the nine month period compared to 8.4% for similar period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $2,170,413 during the nine months ended June 30, 2002 compared to $2,107,053 for nine months ended June 30, 2001. This increase of $63,360, or 3.0%, is primarily attributable to the increase in various selling expenses. Selling, general and administrative expenses increased as a percentage of revenue to 18.0% for the nine months ended June 30, 2002, as compared to 14.7% for the nine months ended June 30, 2001 primarily due to the decrease in revenue.

INTEREST EXPENSE decreased by $275,081 or 40.1% to $411,154 during the nine months ended June 30, 2002 as compared to $686,235 during the nine months ended June 30, 2001. This decrease was primarily due to a decrease in the interest rate and an overall reduction in debt.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $1,844,969 or 15.3% of revenue for the nine months ended June 30, 2002 compared to $2,728,749 or 19.0% of revenue for the nine months ended June 30, 2001. The decrease was primarily related to the decrease in revenue.


                         LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $718,018 compared to a net working capital exclusive of the note payable to its majority shareholder of $1,291,217 at September 30, 2001. This decrease in net working capital of $573,199 is primarily related to an increase in preferred dividends payable which do not bear interest.

        Net cash provided by operating activities was $2,015,345 during the nine-month period ended June 30, 2002, compared to net cash provided by operating activities of $597,593 for the nine-month period ended June 30, 2001. This increase of $1,417,752 was due to the decrease in current assets, primarily accounts receivable, and an increase in current liabilities primarily accounts payable to affiliated companies.

       Net cash used in investing activities for the nine months ended June 30, 2002, was $39,602 compared to $80,402 for the similar period in 2001. During the period the Company invested $54,861 for purchases of furniture and equipment, computer equipment and reusable containers.

       As a result of improved cash provided by operating activities and reduced capital expenditures described above, the Company was able to repay $1,868.257 in debt during the nine months ended June 30, 2002. The Company repaid $1,100,000 in debt to WSI and repaid $768,256 in debt to unaffiliated lenders. This compared to $522,296 used in financing activities during the nine month period ended June 30, 2001, or an improvement of $1,345,960.

       Over the past twelve months the Company has reduced its debt burden by a total of $2,227,453. Of this total $1,127,453 was repaid to unaffiliated lenders and $1,100,000 was repaid to WSI.


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

       On July 16, 2002 a suit was filed in the First Judicial District Court in Shreveport, Louisiana against Stericycle, Inc. and certain of 3CI's directors which alleged minority shareholder oppression, breach of fiduciary duty and unjust enrichment. While the Company is not party to the lawsuit, we have contacted our insurance carrier and hired counsel to assist the Company in this litigation. The defendants in the case have denied the allegations and intend to defend the case vigorously.

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

4.8     Letter Agreement and Note Amendment dated May 23, 2002 by 3CI and Waste
        Systems, Inc. Filed herewith

10.1    1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit
        10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
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

99.1    Certification of Otley L. Smith, III pursuant to 18 U.S.C. Section 1350
        (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002)

99.2    Certification of John R. Weaver pursuant to 18 U.S.C. Section 1350
        (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002)

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


                                               3CI COMPLETE COMPLIANCE
                                               CORPORATION
                                               (Registrant)

Dated: August 14, 2001
                                               By: /s/  JOHN R WEAVER
                                                   ------------------------
                                                        John R Weaver
                                                    Chief Financial Officer,
                                                 (Principal Financial Officer,
                                                 Principal Accounting Officer )

                                 EXHIBIT INDEX

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

4.8     Letter Agreement and Note Amendment dated May 23, 2002 by 3CI and Waste
        Systems, Inc. Filed herewith

10.1    1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit
        10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
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

99.1    Certification of Otley L. Smith, III pursuant to 18 U.S.C. Section 1350
        (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002)

99.2    Certification of John R. Weaver pursuant to 18 U.S.C. Section 1350
        (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002)