Form 10-K
period 2002-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2003-01-15
CIK 883787

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        (No Fee Required)

        For the transition period from                   to
                                       -----------------    -----------------

                         Commission file number 1-11097

                       3CI COMPLETE COMPLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 76-0351992
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                       1517 W. North Carrier Parkway, #104
                             Grand Prairie, TX 75050
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (972) 375-0006

                                   ----------

         Securities Registered Pursuant to Section 12(b) of the Act:None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Voting Stock held by non-affiliates of the registrant as reported on the OTC Bulletin Board on January 14, 2002 was approximately $814,868 computed on the basis of the closing sale price that day. The number of shares of Common Stock outstanding as of the close of business on January 14, 2003 was 9,739,611.


--------------------------------------------------------------------------------

                       3CI COMPLETE COMPLIANCE CORPORATION

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

                                   ----------


                                                                            PAGE
                                                                            ----
                                   PART I

     Item 1.  Business.....................................................    3
     Item 2.  Properties...................................................    9
     Item 3.  Legal Proceedings............................................   10
     Item 4.  Submission of Matters to a Vote of Security Holders..........   10

                                   PART II

     Item 5.  Market for Registrant's Common
                    Equity and Related Stockholder Matters.................   11
     Item 6.  Selected Financial Data......................................   12
     Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   12
     Item 7a: Quantitative and Qualitative Disclosures about Market Risk...   16
     Item 8.  Financial Statements and Supplementary Data..................   16
     Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................   16

                                  PART III

     Item 10. Directors and Executive Officers of the Registrant ..........   17
     Item 11. Executive Compensation.......................................   19
     Item 12. Security Ownership of Certain Beneficial
                    Owners and Management..................................   21
     Item 13. Certain Relationships and Related
                    Transactions...........................................   22
     Item 14. Controls and Procedures......................................   22

                                   PART IV

     Item 15. Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K................................   24

     Signature Page........................................................   26

                                   ----------

* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1. BUSINESS

GENERAL.

         3CI Complete Compliance Corporation ("3CI" or the "Company") was incorporated in Delaware in 1991. The Company is engaged in the business of medical waste management services. It services customers in a number of states in and contiguous to the south and southeastern United States, including Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, Oklahoma, Tennessee, and Texas. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators. Services to customers include collection, transportation, bar code identification and treatment by third parties. The Company also provides training to customers on compliance with regulations, use of containers, documentation and tracking.

         "Medical waste" or "biomedical waste," as used herein, is broadly defined to mean any liquid or solid waste generated in the diagnosis, treatment or immunization of human beings or animals or in related research, that may result in an infectious disease. State and federal regulations tend to focus on regulated and infectious medical waste, which includes pathological wastes, including tissues, organs and body parts; blood and the products or components of blood; "sharps," including needles, scalpels, pipettes and other medical instruments; waste from surgery or autopsy; dialysis wastes, including contaminated disposable equipment and supplies; cultures and stocks of infectious agents, including cultures from medical and pathological laboratories; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals. Also included are pharmaceutical wastes. Except as discussed below, "Medical waste" or "biomedical waste" as used herein, does not include "hazardous waste," as such term is commonly defined under state and federal regulations.

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

DISPOSAL

         The Company utilizes permitted treatment facilities throughout its operating territory. There is ample capacity available in the area and the Company attempts to optimize its cost structure by utilizing treatment sources nearest its customer base. These facilities include incinerators and autoclaves. The Company formerly operated two incinerators and a Chem-clave(TM) unit in Springhill, Louisiana. In December 2001 the decision was made to permanently idle this equipment in order to avoid significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements and to reduce overall treatment costs. In addition the Company holds a treatment permit at a leased location in Birmingham, Alabama where the Company formerly operated an incinerator and a microwave unit which were also permanently idled in December 2001. The Company continues to track and record the movement of medical waste through all phases of its handling and treatment, in compliance with governmental regulations.

         The Company enters into medical waste disposal agreements with customers for the collection of their medical waste according to a schedule agreed upon between the parties. The Company accepts medical waste that has been packaged by customers in containers provided by the Company and provides transportation to treatment facilities. The Company uses a bar code technology to track and record the movement of medical waste through all phases of its handling in compliance with applicable governmental regulations.

SAFETY TRAINING AND CONSULTATION

         The Company designs specialized on-site training systems for the identification, segregation, handling and containerizing of waste products. These systems are designed to assist customers in reducing their waste disposal costs while maintaining regulatory compliance and to reduce potential exposure to the Company's employees. The Company instructs health care workers in the most efficient methods of handling, recording and documenting their waste streams in compliance with local, state and federal regulations. The Company will, on request, review a customer's internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of medical waste within the customer's facility from its creation to the point of its acceptance by the Company.

CUSTOMERS

         The Company's health care customer base is diverse, with about 8,500 accounts in Texas, Louisiana, Mississippi, Alabama, Arkansas, Florida, Georgia, and Tennessee, including regional medical centers, major hospitals, specialty clinics, individual medical and dental practitioners, dialysis centers, veterinary clinics, nursing homes and assisted care residences, among others. The Company is not dependent upon a single customer or a few customers, and no individual customer generates three percent or more of the Company's revenues.

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

         The Company's sales strategy includes sales personnel in each region to maximize the Company's presence. The Company also utilizes a telemarketing program to produce new customer leads as well as ensure customer satisfaction and loyalty. Customer satisfaction is also achieved by the Company's representatives participation in medical waste audits and proper packaging in-services.

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

INSURANCE COVERAGE

         The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. The Company carries a range of insurance coverage, including a comprehensive general liability policy in the amount of $1,000,000 with a combined single limit for bodily injury and property damage, and a $5,000,000 excess umbrella liability policy. The Company also carries $1,000,000 per occurrence of transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during transportation. The Company believes that the types of insurance it carries and amounts of coverage are sufficient to protect the Company against the covered liabilities. There can be no assurance, however, the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain its current insurance at existing levels and prices.

EMPLOYEES

         As of January 14, , 2003, the Company had approximately 122 full-time and two part-time employees. Two of the employees are employed in executive capacities; the remaining are in transportation operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements.

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

         The Company's activities are subject to federal laws and regulations relating to public health and the environment. In addition to those federal environmental and public health related laws that apply generally to the Company's activities, there are a number of federal laws and regulations that directly pertain to the handling, transport and processing of medical waste. The most pertinent of these federal environmental and public health laws are discussed below.

         TREATMENT FACILITIES. In December 2001, the decision was made to idle the Company's treatment facilities and to contract the treatment of medical waste to a third party. The Company intends to maintain treatment permits at its existing locations. These efforts typically involve the expenditure of substantial resources without any assurance of success. Such permits may include: (i) air quality permits relating to the emissions from treatment facilities, (ii) solid waste permits relating to storage, receipt and treatment of medical waste, the storage and disposal of residues from the treatment facilities, and ancillary air pollution control equipment relative to incinerators, (iii) waste-water discharge permits, (iv) storm water discharge permits, (v) site permits, such as zoning or special use permits, relating to the appropriateness of sites for a waste processing facility under applicable zoning regulations, (vi) building permits and (vii) occupancy permits. Air quality permits and site permits, and in some cases solid waste permits, can be difficult to obtain, and may take a year or longer to be issued.

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

           Operating permits generally incorporate performance standards. The failure to comply with such standards could subject the Company to the suspension or revocation of its permits or financial penalties for failure to comply with permit requirements The Company believes that it is in compliance will all such standards.

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

         Finally, facility ash may constitute hazardous waste depending upon the composition and characteristics of the waste ash generated by the incineration technology employed. If so, the ash would be subject to the hazardous waste transportation, disposal and other hazardous waste management requirements of RCRA discussed above. However, beginning in December 2001, as the Company is no longer incinerating medical waste or handling ash, it would not be subject to these requirements.

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

         FEDERAL CLEAN AIR ACT. The Federal Clean Air Act and related regulations may apply to the air emissions from the Company's incineration facilities. The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. These regulatory programs are based on several types of air quality standards: national air quality standards, national emissions standards for hazardous air pollutants, new source performance standards, technology-based standards and acid disposition requirements. The Company is required to design, construct and operate its facilities in accordance with the Federal Clean Air Act and obtain all permits and approvals required therein. Beginning in December 2001, as the Company was no longer operating medical waste treatment facilities, so it is not currently subject to the Federal Clean Air Act as it would apply to such facilities.

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

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in approximately 3,200 square feet of office space in Grand Prairie, Texas which is held under a lease expiring in June 2003, under which the Company paid approximately $39,600 during fiscal 2002. The Company relocated its offices from Shreveport, Louisiana in June 2002.

     LOCATION            TYPE OF FACILITY                            OWNED/LEASE
     --------            ----------------                            -----------
Grand Prairie, TX     Corporate Office                                  Leased
San Marcos, TX        Sales & Transportation                            Leased
Grand Prairie, TX     Sales & Transportation                            Leased
Fresno, TX            Sales & Transportation, Transfer Station          Owned
Birmingham, AL        Sales & Transportation                            Leased
Jackson, MS           Sales & Transportation, Transfer Station        Owned Land
Springhill, LA        Sales & Transportation                            Owned
Bismark, AR           Sales & Transportation, Transfer Station          Leased

         The Company believes that its facilities are adequate for its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

         On July 16, 2002 a suit was filed in the First Judicial District Court in Shreveport, Louisiana against Stericycle, Inc. and certain of 3CI' s directors, which alleged minority shareholder oppression, breach of fiduciary duty and unjust enrichment. While the Company is not party to the lawsuit, we have contacted our insurance carrier and hired counsel to assist the Company in this litigation. The defendants in the case have denied the allegations and intend to defend the case vigorously.

        The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, results of operations or net cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "TCCC." The following table provides the high and low bid quotations for the OTC Bulletin for each of the quarterly periods indicated for the fiscal years ended September 30, 2002 and 2001. These quotations indicated the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   HIGH             LOW
        FISCAL 2001:

        First Quarter                             $0.312           $0.125
        Second Quarter                            $0.297           $0.156
        Third Quarter                             $0.453           $0.188
        Fourth Quarter                            $0.375           $0.250

        FISCAL 2002:

        First Quarter                             $0.340           $0.200
        Second Quarter                            $0.430           $0.200
        Third Quarter                             $0.400           $0.240
        Fourth Quarter                            $0.330           $0.160

         As of January 14, 2003, the approximate number of owners of record of the Company's Common Stock was 425, and the closing sale price of the Common Stock on January 14, 2003 was $0.32.

         The Company declared, but did not pay, preferred stock dividends of $637,623 and $907,387 during the fiscal years ended September 30, 2002 and 2001 respectively. The Company has never paid dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following information is derived from the Company's audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                            YEAR ENDED SEPTEMBER 30,

                                                       2002            2001            2000            1999            1998
                                                   ------------    ------------    ------------    ------------    ------------
SELECTED STATEMENT OF  OPERATIONS DATA:
   Revenues ....................................   $ 15,825,284    $ 18,818,157    $ 17,216,778    $ 18,121,295    $ 19,008,696
Costs and expenses:
   Cost of Sales ...............................     10,204,857      12,753,066      12,077,440      12,609,173      14,058,522
   Selling, general and administrative .........      2,992,753       2,674,155       2,859,392       3,030,843       3,110,671
   Depreciation and amortization ...............        703,794       1,597,229       1,704,262       1,750,702       1,297,620
   Write-down of fixed assets(a) ...............             --       2,631,885              --              --              --
   Interest expense ............................        446,842         885,449       1,021,850         911,411         661,715
   Other (income) expense, net .................        227,211         165,273         140,390        (752,476)       (131,721)
                                                   ------------    ------------    ------------    ------------    ------------
Net income (loss) ..............................   $  1,229,827    $ (1,888,900)   $   (586,556)   $    571,642    $     11,889
                                                   ============    ============    ============    ============    ============
Basic net income (loss) per common share .......   $       0.06    $      (0.30)   $      (0.12)   $       0.06    $       0.01
                                                   ============    ============    ============    ============    ============

Diluted net income (loss) per common share .....   $       0.06    $      (0.30)   $      (0.12)   $       0.03    $       0.01
                                                   ============    ============    ============    ============    ============
SELECTED BALANCE SHEET DATA:
Working capital deficit ........................   $   (191,764)   $ (3,938,161)   $ (4,910,978)   $ (4,903,722)   $ (6,785,489)

Property, plant and equipment, net .............      2,947,393       3,583,751       7,611,533       8,819,935       9,897,085

Total assets ...................................      8,000,850       8,661,677      11,925,397      13,065,607      14,618,340

Long-term debt, current maturities .............             --         369,023         447,948         739,401       1,619,889
Long-term debt, net of current
maturities .....................................             --         334,416         702,760       1,120,241         986,524
Long-term debt, affiliated lender,
current maturities .............................      1,002,433       5,229,379       5,629,379       5,774,165       5,004,403
Long-term debt, affiliated lender, net of
current maturitiess ............................      2,888,202              --              --              --              --

Shareholders' equity (deficit) .................        247,251        (344,953)     (2,380,967)     (3,347,619)     (2,759,511)

(a)  Refer to Note 4 to the audited financial statements for further discussion

----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On December 19, 2001, the Company made the decision to close all of its treatment facilities which consisted of two incinerators and a Chem-clave(TM) unit in Springhill, Louisiana, and an incinerator and a microwave unit located in Birmingham, Alabama. These facilities were temporarily idled during the fourth quarter of 2001 while management evaluated whether to incur significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements. Subsequently, on December 19, 2001, the decision was made to close the internal facilities and seek out less expensive treatment fees at external sources. Management, after considering the necessary upgrades to the existing facilities as well as the treatment capacity available at other sources, determined that this equipment had no remaining value. As a result, the treatment related assets were written down to their fair value of zero. The write down of fixed assets totaled $2,631,885 and is reflected on a separate line on the statement of operations for the fiscal year ended September 30, 2001 and is also reflected in the decrease in fixed assets and total assets.

         The Company has substantial indebtedness owed to WSI. This indebtedness currently consists of a note in the principal amount of $3,890,635. In 1997 and 1998, through a series of transactions described below, certain additional debt that the Company owed to WSI previously was converted into 7,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") and 750,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"). The Series B Preferred Stock and Series C Preferred Stock have substantially identical terms. See "--Liquidity and Capital Resources."

YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2001

         REVENUES decreased by $2,992,873, or 15.9%, to $15,825,284 during the fiscal year ended September 30, 2002, from $18,818,157 for the fiscal year ended September 30, 2001. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

         COST OF SERVICES BEFORE DEPRECIATION AND AMORTIZATION AND FIXED ASSET WRITE-DOWN decreased $2,548,209 or 20.0%, to $10,204,857 during the year ended September 30, 2002, compared to $12,753,066 for fiscal 2001. The decrease was primarily attributable to a decrease in the volume of waste handled, lower treatment and transportation costs. For the year ended 2002 gross margin before depreciation and amortization and fixed asset write-down increased to 35.5% compared to 32.2% of revenue for the fiscal year ended 2001.

         DEPRECIATION AND AMORTIZATION expense decreased $893,435 or 55.9% to $703,794 for fiscal year ended 2002, from $1,597,229 for fiscal 2001. In the fourth quarter of fiscal 2001, the Company wrote-down its waste treatment equipment to its fair market value of zero based upon the decision to cease processing waste internally. The write-down of $2,631,885 is reflected as a separate line in the statement of operations for the fiscal year ended September 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE expenses increased $318,598 or 11.9% to $2,992,753 or 18.9% of revenue during the fiscal year ended September 30, 2002 from $2,674,155, or 14.2% of revenue during the year ended September 30, 2001. This increase is primarily the result of decreased revenue as well as an increase in bad debt expense. In June 2002 the Company relocated its offices from Shreveport, Louisiana to Grand Prairie, Texas. The employee turnover due to the move created a delay in billing and collection of accounts receivable which led to the increase to the bad debt reserve. Bad debt expense totaled $396,634 in fiscal 2002 compared to $125,021 in fiscal 2001.

         INTEREST EXPENSE decreased by $418,607, or 47.3%, to $466,842 during the fiscal year ended September 30, 2002, as compared to $885,449 in the fiscal year ended September 30, 2001. This decrease was primarily due to reduced debt and a decrease in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate.

         OTHER INCOME AND EXPENSE increased by $61,938 or 37.5% to $227,211 during the fiscal year ended September 30, 2002, from $165,273 for the fiscal year ended September 30, 2001. The increase was due to an increase in payments made under a profit sharing agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2002, 2001, and 2000, the Company invested approximately $70,144, $159,831, $410,885, respectively, for transportation, machinery and equipment at its treatment and transportation locations, as well as computer equipment and software.

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

Since that time the note has been extended either quarterly or semi-annually under interest rate terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the note extension on August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share. These warrants expired on September 20, 2002. When the Note was extended on October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which were exercised on December 19, 2002. In each of these cases the values of the warrants were included in the statement of operations for the respective periods as interest expense.

         An agreement effective October 1, 2001 extended the note's maturity to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also required the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002. This level was not achieved for the six months ended March 31, 2002 requiring the Company to record an additional $120,404 in interest expense.

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for the six-month period ended June 30, 2002 and for each trailing six month period thereafter until maturity. This level was achieved for the six months ended June 30, 2002 and September 30, 2002.

         At September 30, 2002 the Company had a net working capital deficit of $191,764 compared to a net working capital deficit of $3,938,161 at September 30, 2001. This increase of $3,746,397 was due to the overall reduction in debt and the classification of a portion of the note payable to the majority shareholder to long term debt.

         Net cash provided by operating activities was $2,374,051 for the year ended September 30, 2002, compared to $1,116,881 for the year ended September 30, 2001. This increase reflects the Company's increase in income from operations. Net cash provided by operations was $1,116,881, during the year ended September 30, 2001, compared to net cash provided by operations of $1,429,540 during the year ended September 30, 2000. This decrease reflected the Company's increase in accounts receivable and decrease in accounts payable during the fiscal year ended 2001.

         Net cash used in investing activities for the year ended September 30, 2002, was $430 compared to $87,015 for the fiscal year ended September 30, 2001. This decrease primarily reflects a decrease in capital expenditures. Net cash used in investing activities for the year ended September 30, 2001, was $87,015 compared to net cash used in investing activities of $358,434 for the fiscal year ended September 30, 2000. The decrease was the result of reduced capital spending during the year ended September 30, 2001.

         Net cash used in financing activities was $2,184,464 in the fiscal year ended 2002 compared to $881,492 in the fiscal year ended 2001. This increase reflected the Company's efforts to reduce affiliated and un-affiliated debt during the year. The Company utilized cash provided by improved cash flows to repay over $2,000,000 in debt during the year. Cash used in investing activities totaled $881,492 for the fiscal year ended 2001 compared to $746,304 during the year ended September 30, 2000. The difference was related to increased payments of the note to its majority shareholder and other debt.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $2,400,463 for the fiscal year ended September 30, 2002, which reflected a decrease of $825,200 from the corresponding period for 2001, which totaled $3,225,663. This decrease was primarily due to reduced revenue in fiscal 2002. EBITDA increased $1,086,107 in fiscal 2001 to $3,225,663 from $2,139,556 in fiscal 2000. This increase was due to the Company's increased profitability from operations in fiscal 2001.

         The Company considers EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures, and expand its business. In addition, the note payable to the majority shareholder includes a debt covenant based on the Company's six month rolling EBITDA.

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are several of the more critical accounting policies that currently effect the presentation of the Company's financial condition and results of operations.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts reflects reserves for customer receivables to reduce the accounts receivable balance to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. While management believes the Company's processes effectively address its exposure for doubtful accounts, changes in the factors considered may require adjustment to the allowance for doubtful accounts recorded by the Company.

Self Insurance

         The Company is self-insured for certain losses related to employee health care benefits. Stop loss-coverage with a third party insurer is used to limit the Company's exposure. The recorded liability, $60,196 and $136,575 at September 30, 2002 and 2001, represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and is reviewed by management to ensure that the liability is appropriate. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from estimates, the financial results could be impacted.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility with WSI, its majority shareholder, thereby increasing its debt service obligation, which could adversely effect the Company's cash flows. The interest rate for the note is variable and tied to the prime rate not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $38,906 over 12 months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

                                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         During the fiscal year ended September 30, 2002 the Board of Directors held four meetings. Each of the current Directors who then were in office attended at least 75% of the meetings of the Board of Directors and each committee thereof on which such Director served, with the exception of Jack Schuler, who was in attendance at 25% of the meetings. The Board of Directors has an Audit Committee and a Compensation Committee.

         AUDIT COMMITTEE - The Audit Committee met four times during the fiscal year and is currently composed of three members, Messers ten Brink, Schoonmaker, and Waller. All members of the Audit Committee, with the exception of Mr. ten Brink, are independent in accordance with the existing requirements of the Securities Exchange Commission. The functions of the Audit Committee include meeting with the Company's independent auditors annually to review financial results, audited financial statements, internal financial controls and procedures and audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of the Company's independent auditors, approves services provided by the independent public accountants before providing such services, and evaluates the possible effect the performance of such services will have on the accountants' independence. The Board of Directors adopted a written charter for the Audit Committee effective October 23, 2000.

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

         The following table sets forth certain information as of January 14, 2003, with respect to the Directors and executive officers of the Company. All Directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.

           NAME                         AGE      POSITION
           ----                         ---      --------
           Jack W. Schuler               61      Chairman of the Board
           Otley L. Smith III            53      President and Director
           James A. Cole                 56      Chief Financial Officer
           Mark C. Miller                47      Director
           Frank J.M. ten Brink(2)       46      Director
           Anthony J. Tomasello(1)       54      Director
           David J. Schoonmaker(1)(2)    58      Director
           Robert M. Waller (1)(2)       58      Director

(1)      Serves on the Company's compensation committee

(2)      Serves on the Company's audit committee

         There are no arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Messrs. Jack Schuler, Mark Miller, Frank J.M. ten Brink and Anthony Tomasello are senior officers of Stericycle, which is the Company's majority shareholder.

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

         JAMES A. COLE - James A. Cole has served as Chief Financial Officer since October, 2002. From 1990 through 2002 he served as President and Founder of Hidden Oaks Ventures, an investment and consulting company. Prior to that he served in various management positions including President, Chief Financial Officer and Chief Executive Officer for various companies including Stevens International, Diddle Graphics, Datahand Systems, Tri-Steel Structures and Applebee's International. Mr. Cole has degrees in Finance and Accounting as well as an MBA from Indiana University and is a C.P.A.

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

         DAVID J. SCHOONMAKER has served as a Director since February 1998. Mr. Schoonmaker has served as President and Chief Executive Officer of RxThermal, Inc., a company that permits, designs, builds, and operates medical waste treatment facilities, since 1989. Mr. Schoonmaker is President of New York Environmental Services Corp, Health Care Waste Services, and BMWNC,

         Inc. Mr. Schoonmaker received a B.S. degree in chemistry from the University of California and an M.B.A. from California State College.

         ROBERT M. WALLER has served as a Director since April 1999. Mr. Waller is currently Executive Vice President of Medline Industries, Inc. He has served in that capacity since 2001. From 2000 to 2001 Mr. Waller served as Chief Operating Officer of Urbanfetch.com. From 1994 to 2001 Mr. Waller served as President of RMW Logistics. From 1992 until 1994 Mr. Waller served as Chief Operating Officer of DSC Logistics. Mr. Waller received a B.S. degree in business administration from Northwestern University and a M.B.A from Lake Forest Graduate School of Management.

DIRECTOR COMPENSATION

         During the fiscal year ended September 30, 2002, Directors who are officers or employees of the Company or associated with WSI received no additional compensation for their services as members of the Board of Directors. Directors who are not officers or employees currently receive $2,000 for each meeting attended in person, $500 for each telephonic meeting, and $500 for each committee meeting of the Board of Directors and were awarded options to purchase shares of Common Stock.

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



ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company's executive officers for the fiscal years ended September 30, 2000, September 30, 2001 and September 30, 2002 who received bonus and salary, which exceeded $100,000 in any of the years ended 2000, 2001 and 2002.

                                                                     LONG TERM
                                                                COMPENSATION AWARDS
                                                                -------------------
                                           ANNUAL COMPENSATION      SECURITIES
                                                                    UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR    SALARY       BONUS     OPTIONS/SARS(#)
---------------------------        ----    ------       -----   -------------------

Otley L. Smith, III, President(1)  2002   $125,000     $20,000          --

                                   2001   $125,000

                                   2000   $ 50,000                  75,000(2)

--------------------------------------------------------------------------------

(1) On June 8, 2000 Charles Crochet, resigned. Otley L. Smith was appointed as the Company's President on June 8, 2000. The salary for 2000 represents a partial year.

(2) On June 8, 2000 Mr. Smith received an option to purchase 75,000 shares of common stock at $0.33 per share of which 25,000 vested after one year with the remaining 50,000 shares vesting evenly over the next two years.

2002 OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the named executives during the fiscal year ended September 30, 2002. No executives exercised any Common Stock options during fiscal 2002.

                     NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                        OPTIONS/SARS AT          IN-THE-MONEY OPTIONS AT
NAME                  FISCAL YEAR-YEAR (#)       FISCAL YEAR-YEAR (#)(1)
----              --------------------------   --------------------------
                  Exercisable  Unexercisable   Exercisable  Unexercisable
                  -----------  -------------   -----------  -------------
Otley L. Smith      57,740        17,260               --             --

----------

(1) The exercise price per share exceeded the closing price of a share of Common Stock on September 30, 2002, and accordingly, none of Mr. Smith's stock options were in the money at fiscal year end.

EMPLOYMENT AGREEMENTS

         Mr. Smith serves as the Company's President pursuant to a letter agreement signed June 6, 2000. The agreement specifies Mr. Smith's salary to be $125,000 annually. This agreement also calls for an option to purchase 75,000 shares of the Company's common stock at $0.33 per share of which 25,000 shares vested after one year and the remainder of which vests evenly over the second and third year after issuance. Also, as an additional incentive, Mr. Smith is eligible for an annual bonus of up to $40,000 based on the Company achieving certain goals related to earnings and cash flow. Mr Smith received $20,000 under this agreement during the fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors of the Company has a compensation committee which recommends to the board of directors the compensation for executive officers, administers and makes awards under our compensation plans, and monitors and makes recommendations with respect to our various employee benefits plans. During the fiscal year 2002, the following persons served on the compensation committee and participated in the deliberations concerning executive officer compensation: Anthony J. Tomasello, David Schoonmaker and Robert Waller. None of these persons serve on the compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 14, 2003 the number of shares of Common Stock beneficially owned by each (i) director (ii) executive officer, (iii) 5% beneficial owners and (iv) all Directors 5% beneficial owners and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as owned by such person.


                                                    NUMBER OF    PERCENTAGE OF
NAME BENEFICIAL OWNER                               SHARES(1)       CLASS
---------------------                             ------------   -------------

Waste Systems, Inc.(2) ........................     13,395,734           76.6%
28161 N. Keith Drive
Lake Forest, IL 60045

Stericycle, Inc(2) ............................        932,770            9.6%
28161 N. Keith Drive
Lake Forest, IL 60045

Jack W. Schuler ...............................             --             --

Otley L. Smith(3) .............................         67,740            1.0%

Mark C. Miller ................................             --             --

Frank J.M. ten Brink ..........................             --             --

David Schoonmaker(4) ..........................         97,000            1.0%

Anthony Tomasello .............................             --             --

Robert M. Waller(5) ...........................         50,000            1.0%

All Directors and executive officers as
 a group (8 persons) ..........................        214,740            2.3%

----------

(1) Includes all shares of Common Stock with respect to which each Director directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares. Including shares that may be purchased under stock options within 60 days.

(2) A Schedule 13D dated May 1, 2002 reflects that WSI is the beneficial owner of 5,104,448 shares of common stock. Such Schedule 13D reflects that Stericycle, Inc owns 100% of WSI. Assumes the conversion of 7,750,000 shares of preferred stock owned by WSI into 7,750,000 shares of common stock and includes 541,286 shares which WSI acquired via the exercise of warrants on December 19, 2002. Additionally, a schedule 13D filed May 1, 2002 reflects that Stericycle, Inc. owns 932,770 shares. Including these shares held directly by Stericycle, Inc., and those held through WSI, and assuming conversion of preferred stock, Stericycle, Inc. owns 81.9%. Without assumed conversion of preferred shares Stericycle directly and through WSI owns 67.5%.

(3)  Includes 57,740 shares issuable upon the exercise of vested options.

(4)  Includes 80,000 shares issuable upon the exercise of vested options.

(5)  Includes 50,000 shares issuable upon the exercise of vested options

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly owned subsidiary of Stericycle. As of December 19, 2002, WSI owns 58.0% or 5,645,734 shares of the Company's Common Stock and 100% of the Company's outstanding preferred stock, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock . The Preferred Stock is convertible into 7,750,000 shares of Common Stock, which if converted, would increase WSI's ownership percentage to 76.6%. Together the shares owned directly by Stericycle and indirectly through WSI including the assumed conversion of the preferred shares total 14,328,504 or 81.9%.

         As of September 30, 2002 the Company owed $3,890,635 to WSI under a certain amended and restated promissory note which is more fully described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources."

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $82,312 and $179,569 had been utilized at September 30, 2002 and 2001 respectively, and $1,000,000 for the financing of equipment, none of which was being utilized at September 30, 2002 and $398,851 of which been utilized at September 30, 2001. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         The Company is insured under Stericycle's Umbrella Insurance policy. The Company accrued $15,761, $16,067, and $10,025 for this coverage in the fiscal years ended September 30, 2002, 2001 and 2000 respectively which is included in sales general and administrative expenses.

         The Company outsources the treatment of its medical waste to treatment facilities in Terrell, Texas; Conroe, Texas; Memphis, Tennessee; Beaver Dam, Kentucky; Reserve, Louisiana and Lake City, Georgia which are owned by Stericycle, the parent of WSI, its majority shareholder. The treatment fees are paid currently in accordance with 30-day terms. In addition, Stericycle treated waste at the 3CI treatment facilities in Springhill, Louisiana and Birmingham, Alabama during the year during the fiscal years ended September 30, 2001 and 2000. Treatment fees charged by Stericycle totaled $2,598,399, $1,144,378 and $177,085 at the various facilities for the fiscal years ended September 30, 2002, 2001 and 2000, respectively, which are included in Costs of Services for the respective years. Stericycle incurred $102,965 in treatment fees at 3CI facilities during fiscal 2001 and $45,395 in 2000 which is included in Revenues for the respective years. Commencing in 2002, Stericycle also provides long-haul transportation services during the year for the Company. Transportation fees for these services totaled $912,642 for the year ended September 30, 2002 and are included in Costs of Services for that year. In February 1999, the Company entered into a 36 month operating lease agreement with Stericycle Inc., to lease medical waste containers. The rental expense recorded for the year ended September 30, 2002, was $20,255, and $24,300 for each of the fiscal years 2001, and 2000.

         The Company parks trucks and trailers at Stericycle transportation depots at Reserve, Louisiana and Memphis, Tennessee. Stericycle did not charge the Company for such use of these facilities. Also during the year, the Company utilized Stericycle personnel for tax preparation and analysis and was provided with internal audit services from a firm utilized by Stericycle. Stericycle did not charge the Company for these services.

         On May 1, 2002 Stericycle, Inc., the Company's majority shareholder, completed a transaction in which they purchased from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the "sellers") certain profit-sharing rights, put rights, and other rights of the sellers under a settlement agreement entered into with the company in January 1996. The purchase included interest in all security agreements, mortgages and other instruments securing the Company's various obligations to the sellers under the settlement agreement, and 932,770 shares of the Company's common stock owned by the sellers. During the fiscal year ended September 30, 2002 the Company paid $138,000 to Stericycle under the profit sharing terms of this agreement.

ITEM 14. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our principal executive officer and our principal accounting officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         1. Financial Statements

         The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the year ended September 30, 2002, the year ended September 30, 2001 and the year ended September 30, 2000, required in response to Item 8 of Form 10-K are annexed to this report as a separate section.

         2. Financial Statement Schedule

         The financial statement schedule for the year ended September 30, 2002, the year ended September 30, 2001, and the year ended September 30, 2000, required by Item 8 of Form 10-K, is annexed to this report as a separate section.

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

4.8* Letter Agreement and Note Amendment dated May 23, 2002 by 3CI and Waste Systems, Inc.

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

10.6 Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and David Schoonmaker, (incorporated by reference to Exhibit 10.15 of 3CI's report on Form 10-K filed January 12, 1999).

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

99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  3CI COMPLETE COMPLIANCE CORPORATION
                                   (Company)


January 14, 2003                   /s/ Otley L. Smith III
                                   ----------------------
                                   Otley L. Smith III
                                   President (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                       DATE
---------                      -----                       ----

/s/ Otley L. Smith III         President and Director      January 14, 2003
--------------------------
Otley L. Smith III

/s/ James A. Cole              Chief Financial Officer     January 14, 2003
--------------------------
James A. Cole

/s/ Jack W. Schuler            Chairman and Director       January 14, 2003
--------------------------
Jack W. Schuler

/s/ Mark C. Miller             Director                    January 14, 2003
--------------------------
Mark C. Miller

/s/ Frank J.M. ten Brink       Director                    January 14, 2003
--------------------------
Frank J.M. ten Brink

/s/ Anthony J. Tomasello       Director                    January 14, 2003
--------------------------
Anthony J. Tomasello

/s/ David J. Schoonmaker       Director                    January 14, 2003
--------------------------
David J. Schoonmaker

/s/ Robert M. Waller           Director                    January 14, 2003
--------------------------
Robert M. Waller

CERTIFICATIONS

I, Otley L. Smith III, the President of 3CI Complete Compliance Corporation (the "Company"), certify that:

1    I have reviewed this annual report on Form 10-K of the Company;

2 Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4 The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 13d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

5 The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6 The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                   /s/ Otley L. Smith III
                                         ----------------------
                                         Otely L. Smith III

CERTIFICATIONS

I, James A. Cole, the Chief Financial Officer of 3CI Complete Compliance Corporation (the "Company"), certify that:

1    I have reviewed this annual report on Form 10-K of the Company;

2 Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4 The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 13d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

5 The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6 The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                              /s/ James A. Cole
                                                    -----------------
                                                    James A. Cole
                                                    Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS OF 3CI COMPLETE COMPLIANCE CORPORATION

    Reports of Independent Auditors                                           30

      Balance Sheets -- September 30, 2002 and 2001                           31

      Statements of Operations for the years ended September 30, 2002,
          2001 and 2000                                                       32

      Statements of Shareholders' Equity for the years ended
          September 30, 2002, 2001 and 2000                                   33

      Statements of Cash Flows for the years ended September 30, 2002
          2001 and 2000                                                       34

      Notes to Financial Statements                                           35

FINANCIAL STATEMENT SCHEDULE

      The following schedule is filed as part of this Annual Report on Form 10-K.

      Schedule II     Valuation and Qualifying Accounts                       45


         All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To The Stockholders and Board Directors of
3CI Complete Compliance Corporation:

We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 2002 and 2001 and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 2002, in conformity accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements effective on October 1, 2001, the Company changed its method of accounting for goodwill to conform with statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.


                                ERNST & YOUNG LLP


Chicago, Illinois
January 9, 2003

                    3CI COMPLETE COMPLIANCE CORPORATION
                              BALANCE SHEETS

                                                                            SEPTEMBER 30,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                         $    898,720    $    709,563
   Accounts receivable, net allowances of $622,668 and $346,231
     at September 30, 2002 and 2001, respectively                       3,324,529       3,535,196
   Inventory                                                               80,310          66,425
   Prepaid expenses                                                       326,711         406,660
   Other current assets                                                    43,363          16,208
                                                                     ------------    ------------
       Total current assets                                             4,673,633       4,734,052
                                                                     ------------    ------------

Property, plant and equipment, at cost                                  8,375,654       8,398,843
       Accumulated depreciation                                        (5,428,261)     (4,815,092)
                                                                     ------------    ------------
         Net property, plant and equipment                              2,947,393       3,583,751
                                                                     ------------    ------------

Excess of cost over net assets acquired, net of accumulated
  amortization of $262988 and $238,988 at September 30, 2002
  and 2001 respectively                                                   294,243         318,243

Other assets                                                               85,581          25,631
                                                                     ------------    ------------
       Total assets                                                  $  8,000,850    $  8,661,677
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes payable                                                     $     51,394    $    193,676
   Current portion of long-term debt, unaffiliated lenders                     --         369,023
   Accounts payable                                                       435,311         367,700
   Accounts payable, affiliated companies                                 863,327         504,653
   Accrued liabilities                                                    470,372         602,846
   Dividends payable                                                    2,042,560       1,404,937
   Note payable majority shareholder, current portion                   1,002,433       5,229,379
                                                                     ------------    ------------
        Total current liabilities                                       4,865,397       8,672,214
                                                                     ------------    ------------

Long-term debt unaffiliated lenders, net of current portion                    --         334,416
Note payable majority shareholder, net of current portion               2,888,202

                                                                     ------------    ------------
        Total liabilities                                               7,753,599       9,006,630
                                                                     ------------    ------------


Shareholders' Equity (Deficit):
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
     Issued and outstanding 7,750,000 shares                               77,500          77,500
   Additional paid-in capital - preferred stock                         7,672,500       7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 shares                               92,329          92,329
   Less cost of treasury stock 34,500 shares                              (51,595)        (51,595)
   Additional paid-in capital - common stock                           20,471,145      20,471,145
   Accumulated deficit                                                (28,014,628)    (28,606,832)
                                                                     ------------    ------------
        Total shareholders' equity (deficit)                              247,251        (344,953)
                                                                     ------------    ------------
        Total liabilities and shareholders' equity (deficit)         $  8,000,850    $  8,661,677
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------

Revenues                                   $ 15,825,284    $ 18,818,157    $ 17,216,778
Expenses:
     Cost of services                        10,204,857      12,753,066      12,077,440
     Depreciation and amortization              703,794       1,597,229       1,704,262
     Selling, general and administrative      2,992,753       2,674,155       2,859,392
     Write-down of fixed assets                      --       2,631,885              --
     Interest expense                           466,842         885,449       1,021,850
     Other (income) expense, net                227,211         165,273         140,390
                                           ------------    ------------    ------------
Income (loss) before income taxes             1,229,827      (1,888,900)       (586,556)

Income taxes                                         --              --              --
                                           ------------    ------------    ------------

Net income (loss)                          $  1,229,827    $ (1,888,900)   $   (586,556)
                                           ------------    ------------    ------------

   Dividends on preferred stock                (637,623)       (907,387)       (497,550)
                                           ------------    ------------    ------------

Net income (loss) applicable to common
  shareholders                             $    592,204    $ (2,796,287)   $ (1,084,106)
                                           ============    ============    ============

Basic earnings per share:
     Basic net income (loss) per share     $       0.06    $      (0.30)   $      (0.12)
                                           ============    ============    ============

Diluted earnings per share:
     Diluted net income (loss) per share   $       0.06    $      (0.30)   $      (0.12)
                                           ============    ============    ============

 The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                               PREFERRED                    ADDITIONAL       COMMON                      ADDITIONAL
                                                 SHARES      PREFERRED       PAID-IN         SHARES         COMMON        PAID-IN
                                                 ISSUED        STOCK         CAPITAL         ISSUED          STOCK         CAPITAL
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance at September 30, 1999                   7,750,000   $     77,500   $  7,672,500      9,198,325   $     92,329   $ 20,283,324

Issuance of warrants                                                                                                          70,366

Declaration of preferred stock dividends

Issuance of stock options for compensation                                                                                    47,088

Net loss
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2000                   7,750,000         77,500      7,672,500      9,198,325         92,329     20,400,778


Issuance of warrants                                                                                                          70,367

Declaration of preferred stock dividends

Net loss
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2001                   7,750,000         77,500      7,672,500      9,198,325         92,329     20,471,145


Declaration of preferred stock dividends

Net income
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2002                   7,750,000   $     77,500   $  7,672,500      9,198,325   $     92,329   $ 20,471,145
                                             ============   ============   ============   ============   ============   ============


                                                                                TOTAL
                                              ACCUMULATED       TREASURY     SHAREHOLDERS'
                                                DEFICIT          STOCK     EQUITY (DEFICIT)
                                             ------------    ------------  ----------------
Balance at September 30, 1999                $(24,726,439)   $    (51,595)   $  3,347,619

Issuance of warrants                                                               70,366

Declaration of preferred stock dividends         (497,550)                       (497,550)

Issuance of stock options for compensation                                         47,088

Net loss                                         (586,556)                       (586,556)
                                             ------------    ------------    ------------
Balance at September 30, 2000                 (25,810,545)        (51,595)      2,380,967


Issuance of warrants                                                               70,367

Declaration of preferred stock dividends         (907,387)                       (907,387)

Net loss                                       (1,888,900)                     (1,888,900)
                                             ------------    ------------    ------------
Balance at September 30, 2001                 (28,606,832)        (51,595)       (344,953)


Declaration of preferred stock dividends         (637,623)                       (637,623)

Net income                                      1,229,827                       1,229,827
                                             ------------    ------------    ------------
Balance at September 30, 2002                $(28,014,628)   $    (51,595)   $    247,251
                                             ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                  ------------------------------------------------
                                                                                      2002              2001              2000
                                                                                  ------------      ------------      ------------

Cash flows from operating activities:
   Net income (loss)                                                              $  1,229,827      $ (1,888,900)     $   (586,556)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Gain on disposal of fixed and intangible assets                                  (43,005)          (65,376)          (13,876)
      Write-down of fixed assets                                                            --         2,631,885                --
      Depreciation and amortization                                                    703,794         1,597,229         1,704,262
      Compensation expense related to stock options                                         --                --            47,088
      Issuance of warrants                                                                  --            70,367            70,366
            (Increase) decrease in accounts receivable, net                            210,667          (715,275)           42,043
            (Increase) decrease in inventory                                           (13,885)           21,637             3,398
            (Increase) decrease in prepaid expenses                                     79,949           (10,558)          (65,908)
            (Increase) decrease in other current assets                                (87,105)           39,568           153,525
            Increase (decrease) in accounts payable                                     67,611          (490,823)         (198,439)
            Increase in accounts payable, affiliated companies                         358,674            18,150           484,377
            Decrease in accrued liabilities                                           (132,474)          (91,023)         (210,740)
                                                                                  ------------      ------------      ------------
                          Total adjustments to net income (loss)                     1,144,226         3,005,781         2,016,096
                                                                                  ------------      ------------      ------------
                          Net provided by operating activities                       2,374,053         1,116,881         1,429,540
                                                                                  ------------      ------------      ------------

Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment                               69,714            72,816            52,451
      Purchase of property, plant and equipment                                        (70,145)         (159,831)         (410,885)
                                                                                  ------------      ------------      ------------
                          Net cash used in investing activities:                          (431)          (87,015)         (358,434)
                                                                                  ------------      ------------      ------------

Cash flows from financing activities:
      Proceeds from issuance of notes payable                                          222,448           779,290           629,971
      Principal reduction of notes payable                                            (364,730)         (813,514)         (522,556)
      Proceeds from issuance of long-term debt, unaffiliated lenders                        --                --            22,867
      Reduction of long-term debt, unaffiliated lenders                               (703,439)         (447,268)         (731,800)
      Reduction of note payable to majority shareholders                            (1,338,744)         (400,000)         (144,786)
                                                                                  ------------      ------------      ------------
                          Net cash flows used in financing activities               (2,184,465)         (881,492)         (746,304)
                                                                                  ------------      ------------      ------------

Net increase in cash and cash equivalents                                              189,157           148,374           324,802
                                                                                  ------------      ------------      ------------

Cash and cash equivalents, beginning of period                                         709,563           561,189           236,387
                                                                                  ------------      ------------      ------------

Cash and cash equivalents, end of period                                          $    898,720      $    709,563      $    561,189
                                                                                  ============      ============      ============

Supplemental Disclosures:

     Cash paid for interest                                                       $    601,133      $    748,311      $    774,682

     Non-Cash Activities:
      Issuance of warrants                                                        $         --      $     70,367      $     70,366
      Declaration of preferred stock dividends                                    $    637,623      $    907,387      $    497,550


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

         Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.5% or 6,578,504 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company.

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

INTANGIBLE ASSETS

         Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests.

Other intangible assets will continue to be amortized over their useful lives. The Company has completed its transitional and goodwill impairment evaluation and determined that its goodwill was not impaired. Amortization expense for goodwill was $25,000 for the years ended September 30, 2001 and 2000. The Company's goodwill was $262,243 at September 30, 2002 and 2001.

The Company's other intangible assets at September 30, 2002 and 2001 were $32,000 and $56,000, respectively. Amortization expense for other intangible assets was $24,000 for each of the years ending

September 30, 2002 and 2001. The remaining $32,000 of other intangible assets will be amortized as follows:

                     YEAR ENDED:                     AMORTIZATION
                     ------------------              ------------
                     September 30, 2003                 $24,000
                     September 30, 2004                   8,000

As required by SFAS 142, the results for the prior years have not been restated. A reconciliation of the net loss as if SFAS 142 had been adopted is presented below for the fiscal years ended September 30, 2001 and 2000.

                                           2001            2000
                                       -------------   -------------
Net loss as reported                   $ (1,888,900)   $   (586,556)
Add back goodwill amortization               25,000          25,000
                                       ------------    ------------
Adjusted net loss                      $ (1,863,900)   $   (561,556)
                                       ============    ============

There would be no change to the 2001 or 2000 reported basic loss per share or diluted loss per share as a result of the discontinuance of amortization of goodwill.

REVENUE RECOGNITION

         The Company generally recognizes revenue when the treatment of the regulated medical waste is completed on-site or the waste is processed by a third party.

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

FINANCIAL INSTRUMENTS

         The Company's primary financial instruments are accounts receivable, notes payable, and accounts payable. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Credit risk is minimized as a result of the large size of the Company's customer base. No single customer represents greater than 3% of total accounts receivable. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit losses. These losses, when incurred, have been within the range of management's expectations.

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



NOTE 4 - PROPERTY, PLANT EQUIPMENT

         Property, plant and equipment consists of the following at September
30:

                                        2002           2001       USEFUL LIFE
                                   ------------   ------------   ------------

 Land............................  $    584,940   $    584,940
 Buildings and improvements......     1,881,635      1,864,978     3-40 years
 Transportation equipment........     4,688,462      4,779,395     5-10 years
 Machinery and equipment.........       771,738        760,200     5-20 years
 Furniture and fixtures..........       448,879        409,330     3-10 years
                                   ------------   ------------
                                   $  8,375,654   $  8,398,843
                                   ============   ============

         Depreciation expense charged to operations was $679,794, $1,548,229, and $1,580,710 for the years ending September 30, 2002, 2001, and 2000, respectively.

         On December 19, 2001, the Company made the decision to permanently close all of its treatment facilities which consisted of two incinerators and a chem-clave unit in Springhill, Louisiana and an incinerator and a microwave unit in Birmingham, Alabama. These facilities were temporarily idled during the fourth quarter of 2001 while management evaluated whether to incur significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements. Subsequently, in December 2001, the decision was made to close the internal facilities and seek out less expensive treatment fees at external sources. Management, after considering the upgrades necessary for the existing facilities as well as the treatment capacity at other sources, determined that this equipment had no remaining value. As a result, the treatment related assets were written down to their fair value of zero and in September 2001 the Company took a charge for the write-down of certain treatment related assets which totaled $2,631,885. Total gross costs for this equipment was $6,047,225 with related accumulated depreciation of $3,415,340.


NOTE 5 - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of net income (loss) per common share:

                                                         2002            2001            2000
                                                     ------------    ------------    ------------
Numerator:
    Net income (loss)                                $  1,229,827    $ (1,888,900)   $   (586,556)
    Less preferred dividends                             (637,623)       (907,387)       (497,550)
                                                     ------------    ------------    ------------
    Net income (loss) after preferred dividends      $    592,204    $ (2,796,287)     (1,084,106)
Denominator for basic earnings per share--weighted
    average shares                                      9,198,325       9,198,325       9,198,325
Effect of dilutive securities:
    Preferred Shares                                           --              --              --
    Warrants                                              343,736              --              --

Denominator for diluted earnings per share              9,542,061       9,198,325       9,198,325
                                                     ============    ============    ============
Basic net income (loss) per share                    $       0.06    $      (0.30)   $       (.12)
Diluted net income (loss) per common share           $       0.06    $      (0.30)   $       (.12)

         For additional information regarding outstanding employee stock options and outstanding warrants, see note 9.

         Preferred stock, stock options and warrants to purchase shares of common stock outstanding during fiscal years ended September 30, 2001 and 2000, were not included in the computation of diluted earnings per share because the effect would be antidilutive. Stock options were not included in the September 30, 2002 computation as they were antidilutive since the exercise prices ranging from $0.59 to $1.50 were greater than the average price of the common stock. Preferred shares were not included because the effect would be antidilutive.

NOTE 6 - NOTES PAYABLE

         Notes payable consists of the following at September 30:

                                                           2002        2001
                                                        ---------   ---------
Notes payable to an insurance company, due in monthly
installments including interest of 5.9% unsecured,
which matures in December 2002                          $  51,394   $ 193,676
                                                        =========   =========

NOTE 7 - LONG TERM DEBT

         Long-term debt - unaffiliated lenders consists of the following at September 30, 2001:

Notes payable for purchased vehicles and equipment held
as collateral, due in monthly installments, including
interest, at rates ranging from 8.0% to 13.8%,
maturing through 2004                                       $    304,589

Obligations under capital leases                                 398,850
                                                            ------------
Total debt                                                       703,439
Less-current portion                                            (369,023)
                                                            ------------
Long-term portion                                           $    334,416
                                                            ============

         Note payable to majority shareholder consists of the following at September 30:

                                                    2002           2001
                                               ------------   ------------

Revolving note payable to WSI, bearing         $  3,890,636   $  5,229,379
interest at the prime rate plus 1.0%
per annum not to exceed 13%,
          Less - Current potion                   1,002,433             --
                                               ------------   ------------
          Long-term portion                    $  2,888,202   $  5,229,379
                                               ============   ============

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

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the Note) which was originally due September 30, 2000. As of June 30, 2000, the Company notified WSI that it anticipated it would fail to meet a net income requirement under the Note for the quarter ended June 30, 2000. The Note was renegotiated and extended at that time and the default was waived. Since that time the Note has been extended either quarterly or semi-annually under terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the note extension on August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share which expired on September 20, 2002. When the Note was extended on October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which were to have expired on December 20, 2002. Stericycle exercised these warrants on December 19, 2002. In each of these cases the values of the warrants were included in the statement of operations for the respective periods as interest expense.

         An agreement effective October 1, 2001 extended the note's maturity to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also required the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002. This level was not achieved for the six months ended March 31, 2002 requiring the Company to record an additional $120,404 in interest expense.

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the note was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for principal payment of $700,000 at renewal and additional monthly payments of $100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for the six-month period ended June 30, 2002 and for each trailing six month period thereafter until maturity. This level was achieved for the six months ended June 30, 2002 and September 30, 2002.

          Total interest expense was $466,842, $885,449, and $1,021,850, for the years ended September 30, 2002, 2001 and 2000, respectively.

NOTE 8 - INCOME TAXES

         The Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                        2002            2001
                                                    ------------    ------------
Deferred income tax liabilities -
  Property and equipment                            $    621,310    $    636,571
  Other                                                   68,735          68,735
                                                    ------------    ------------
     Total deferred income tax liabilities               690,045         705,306
Deferred income tax assets -
  Net operating loss carryforward                      6,554,880       8,864,430
  Bad debt reserves                                      240,652         133,674
  Other                                                  944,894         944,894
                                                    ------------    ------------
     Total deferred income tax assets                  7,740,426       9,942,998
 Valuation allowance                                  (7,050,381)     (9,237,692)
                                                    ------------    ------------
      Net deferred income tax asset                      690,045       1,686,862
                                                    ------------    ------------
 Total deferred income tax assets and liabilities   $         --    $         --
                                                    ============    ============

         During the year ended September 30, 2002, the Company utilized approximately $1,817,300 of its net operating loss carryforward to offset current year taxable income.

         At September 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17,700,000, which will begin expiring in 2009. The Company also had state net operating losses at September 30, 2002. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced during the current year to account for the portion of the net operating loss carryforwards the Company will not be able to utilize. For financial reporting purposes, the entire amount of net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization as an asset.

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

         During fiscal 2002 the Company issued 100,000 options at exercise prices ranging from $0.20 to $0.28 per share which vest evenly over a three year period. During fiscal 2001 the Company did not issue any stock options. During the fiscal year ended 2000 the Company issued 75,000 options at $0.33 of which 25,000 shares vested after one year with the remaining shares vesting evenly over the next two years.

         As of September 30, 2002, the Company had outstanding 305,000 option shares with exercise prices ranging from $.20 to $1.50.

A summary of stock option information follows:

                                               2002                           2001                           2000
                                   ----------------------------   ----------------------------   ----------------------------
                                                     WEIGHTED                       WEIGHTED                       WEIGHTED
                                                      AVERAGE                        AVERAGE                        AVERAGE
                                                     EXERCISE                       EXERCISE                       EXERCISE
                                       SHARES          PRICE         SHARES           PRICE         SHARES           PRICE
                                   ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at beginning of year        265,000    $       0.63        499,000    $       0.87        484,000    $       1.17
Granted                                 100,000    $       0.24             --              --         75,000             .33
Exercised                                    --              --             --              --             --
Canceled/Forfeited                      (60,000)   $       1.00       (234,000)   $       1.44        (60,000)   $       1.50
                                   ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at end of year              305,000    $       0.43        265,000    $       0.63        499,000    $        .87
                                   ============    ============   ============    ============   ============    ============

Exercisable at end of year              187,740    $       0.54        215,000    $       0.70        364,000    $        .96

Available for future grant              195,000                        235,000                          1,000

Utilizing the intrinsic value method of APB 25, the Company recognized $12,186, $15,888, and $47,088, of compensation expense related to stock options during the years ended September 30, 2002, 2001 and 2000 respectively. The following table illustrates the Company's net income (loss) on a pro forma basis as if stock options had been accounted for under the fair value method recommended by SFAS 123.

                                      SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                          2002           2001            2000
                                      -------------  -------------   -------------

Net income -  as reported             $  1,229,827   $ (1,888,900)   $   (586,556)
Net income - pro forma                $  1,217,641   $ (1,904,788)   $   (650,678)
Pro forma income (loss) per share     $       0.06   $      (0.30)   $       (.07)

         The fair value of stock options used to compute pro forma net loss is the estimated present value at the grant date using the Black Sholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of approximately 3% in 2002 and 5% in 2001 and 2000; and an expected volitility of 0.92 in 2002 and 0.97 in 2000; and a weighted-average expected option life of five years.

NOTE 10 - RELATED PARTY TRANSACTION

         On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly owned subsidiary of Stericycle. As of December 19, 2002, WSI owns 58.0% or 5,645,734 shares of the Company's Common Stock and 100% of the Company's outstanding preferred stock, consisting of 7,000,000 shares of Series B preferred stock and 750,000 shares of Series C preferred stock . The Preferred Stock is convertible into 7,750,000 shares of Common Stock, which if converted, would increase WSI's ownership percentage to 76.6%. Together the shares owned directly by Stericycle and indirectly through WSI including the assumed conversion of the preferred shares total 14,328,504 or 81.9%.

         As of September 30, 2002 the Company owed $3,890,635 to WSI under a certain amended and restated promissory note which is more fully described in "Management's Discussion and Analysis of Financial Conditions and Results of OperationsLiquidity and Capital Resources" and in Note 7.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $82,312 and $179,569 had been utilized at September 30, 2002 and 2001 respectively, and $1,000,000 for the financing of equipment, none of which was being utilized at September 30, 2002 and $398,851 of which been utilized at September 30, 2001. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.

         The Company is insured under Stericycle's Umbrella Insurance policy. The Company accrued $15,761, $16,067, and $10,025 for this coverage in the fiscal years ended September 30, 2002, 2001 and 2000 respectively which is included in sales general and administrative expenses.

         The Company outsources the treatment of its medical waste to treatment facilities in Terrell, Texas; Conroe, Texas; Memphis, Tennessee; Beaver Dam, Kentucky; Reserve Louisiana and Lake City; Georgia which are owned by Stericycle, the parent of WSI, its majority shareholder. The treatment fees are paid currently in accordance with 30-day terms. In addition, Stericycle treated waste at the 3CI treatment facilities in Springhill, Louisiana and Birmingham; Alabama during the year during the fiscal years ended September 30, 2001 and 2000. Treatment fees charged by Stericycle totaled $2,598,399, $1,144,378 and $177,085 at the various facilities for the fiscal years ended September 30, 2002, 2001 and 2000, respectively, which are included in Costs of Services for the respective years. Stericycle incurred $102,965 in treatment fees at 3CI facilities during fiscal 2001 and $45,395 in 2000 which is included in Revenues for the respective years. Commencing in 2002, Stericycle also provides long-haul transportation services during the year for the Company. Transportation fees for these services totaled $912,642 for the year ended September 30, 2002 and are included in Costs of Services for that year. In February 1999, the Company entered into a 36 month operating lease agreement with Stericycle Inc., to lease medical waste containers. The rental expense recorded for the years ended September 30, 2002, was $20,255, and $24,300 for each of the fiscal year 2001, and 2000.

         The Company parks trucks and trailers at Stericycle transportation depots at Reserve, Louisiana and Memphis, Tennessee. Stericycle did not charge the Company for such use of these facilities. Also during the year, the Company utilized Stericycle personnel for tax preparation and analysis and was provided with internal audit services from a firm utilized by Stericycle. Stericycle did not charge the Company for these services.

         On May 1, 2002 Stericycle, Inc., the Company's majority shareholder, completed a transaction in which they purchased from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the "sellers") certain profit-sharing rights, put rights, and other rights of the sellers under a settlement agreement entered into with the company in January 1996. The purchase included interest in all security agreements, mortgages and other instruments securing the Company's various obligations to the sellers under the settlement agreement, and 932,770 shares of the Company's common stock owned by the sellers. During the fiscal year ended September 30, 2002 the Company paid $138,000 to Stericycle under the profit sharing terms of this agreement.

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

         Subject to certain adjustments, the series B preferred stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into common stock. The Series B preferred stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, into full shares of common stock of the Corporation with a market price of $7,000,000 based on a conversion rate determined by (i) dividing $7,000,000 by the market price of the common stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $7,000,000; provided however, that at the option of the holder, the holder may convert the Series B preferred stock into solely that number of shares of common stock determined as provided in (i), and forego obtaining the additional common stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion. Any shares of the Series B preferred stock which have not been converted as of April 6, 2003 will automatically be converted to shares of common stock subject to the above conversion formulas.

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

         Subject to certain adjustments, the Series C preferred stock shall be convertible at the option of the record holder thereof, at any time after the second anniversary of the original issuance thereof, in whole, or from time to time in part, in the manner provided, into common stock. The Series C preferred stock may be converted at any time on or after the second anniversary of the original issuance thereof, in whole but not in part, in to full shares of Common Stock of the Corporation with a market price of $750,000 based on a conversion rate determined by (i) dividing $750,000 by the market price of the common stock on the date of the conversion, (ii) plus an amount of cash determined by subtracting the quotient calculated in (i) and subtracting from $750,000; provided however, that at the option of the holder, the holder may convert the Series C preferred stock into solely that number of shares of common stock determined as provided in (i), and forego obtaining the additional common stock issuable as calculated in (ii), subject to such adjustments, if any, of the conversion rate and the securities or other property issuable upon such conversion. Any shares of the series C preferred stock which has not been converted as of April 6, 2003 will automatically be converted subject to the above conversion formulas.

         The Board of Directors declared dividends on the series B and C preferred shares totaling $637,623, $907,387, and 497,550 for each of the years ended September 30, 2002, 2001 and 2000 respectively. Each of the resolutions for the dividends called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution. None of the dividends have been paid. There were no undeclared dividends as of September 30, 2002.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         On July 16, 2002 a suit was filed in the First Judicial District Court in Shreveport, Louisiana against Stericycle, Inc. and certain of 3CI' s directors which alleged minority shareholder oppression, breach of fiduciary duty and unjust enrichment. While the Company is not party to the lawsuit, we have contacted our insurance carrier and hired counsel to assist the Company in this litigation. The defendants in the case have denied the allegations and intend to defend the case vigorously.

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

NOTE 13 - LEASE COMMITMENT

         At September 30, 2002, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:

2003                                                           $    340,256
2004                                                                341,121
2005                                                                194,223
2006                                                                 91,238
2007 and thereafter                                                  67,961
                                                               ------------
                                                               $  1,394,616
                                                               ============

         Total rent expense for the fiscal years ended September 30, 2002, 2001, and 2000 totaled $288,571, $263,632 and $252,158 respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         Under a plan approved by the Board of Directors in 2000, the Company has a 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company has the right to make a discretionary contribution under the plan agreement. The Company has not made any contribution in 2002, 2001 or 2000.

                       3CI COMPLETE COMP.LIANCE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Schedule II
================================================================================

                                                          ADDITIONS
                                          BALANCE AT     CHARGED TO      CHARGED TO      BALANCE AT
                                           BEGINNING      COSTS AND        OTHER           END OF
               CLASSIFICATION              OF PERIOD      EXPENSES        ACCOUNTS         PERIOD
               --------------            ------------   ------------    ------------    ------------

For the year ended September 30, 2002:
  Allowance for doubtful accounts        $    346,231   $    396,634    $   (120,197)   $    622,668
                                         ------------   ------------    ------------    ------------
                                         $    346,231   $    396,634    $   (120,197)   $    622,668
                                         ============   ============    ============    ============

For the year ended September 30, 2001:
  Allowance for doubtful accounts        $    281,051   $    125,021    $    (59,841)   $    346,231
                                         ------------   ------------    ------------    ------------
                                         $    281,051   $    125,021    $    (59,841)   $    346,231
                                         ============   ============    ============    ============

For the year ended September 30, 2000:
  Allowance for doubtful accounts        $    308,489   $     60,000    $    (87,438)   $    281,051
                                         ------------   ------------    ------------    ------------
                                         $    308,489   $     60,000    $    (87,438)   $    281,051
                                         ============   ============    ============    ============

                                          BALANCE AT                                     BALANCE AT
                                           BEGINNING                     REDUCTIONS        END OF
               CLASSIFICATION              OF PERIOD      ADDITIONS       CHARGED          PERIOD
               --------------            ------------   ------------    ------------    ------------

For the year ended September 30, 2002:
    Income tax valuation allowance       $  9,237,692   $    734,503    $         --    $  9,972,195
                                         ------------   ------------    ------------    ------------
                                         $  9,237,692   $    734,503    $         --    $  9,972,195
                                         ============   ============    ============    ============

For the year ended September 30, 2001:
    Income tax valuation allowance       $  8,588,257   $    649,435                    $  9,237,692
                                         ------------   ------------    ------------    ------------
                                         $  8,588,257   $    649,435    $         --    $  9,237,692
                                         ============   ============    ============    ============

For the year ended September 30, 2000:
    Income tax valuation allowance       $  8,377,514   $    210,743    $         --    $  8,588,257
                                         ------------   ------------    ------------    ------------
                                         $  8,377,514   $    210,743    $         --    $  8,588,257
                                         ============   ============    ============    ============

                                 EXHIBIT INDEX

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

4.8* Letter Agreement and Note Amendment dated May 23, 2002 by 3CI and Waste Systems, Inc.

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

10.6 Form of Indemnification Agreement dated August 26, 1998 entered into between 3CI and David Schoonmaker, (incorporated by reference to Exhibit 10.15 of 3CI's report on Form 10-K filed January 12, 1999).

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

99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith