Form 10-Q
period 2002-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2003-02-14
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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

         1517 W North Carrier Parkway #104, Grand Prairie, Texas 75050
         -------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

                                 (972) 375-0006
                                 --------------
              (Registrant's telephone number, including area code)

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

         The number of shares of Common Stock outstanding as of the close of business on February 13, 2003, was 9,739,611.

                     3CI COMPLETE COMPLIANCE CORPORATION


                                   I N D E X


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of
                    December 31, 2002 and September 30, 2002................................      3

                 Statements of Operations for the three months
                     ended December 31, 2002 and 2001 ......................................      4

                 Statements of Cash Flows for the
                     three months ended December 31, 2002 and
                     2001...................................................................      5

                 Notes to Financial Statements..............................................      6

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................      9

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................     11

      Item 4.    Controls and Procedures....................................................     11


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................     12

      Item 2.    Changes in Securities......................................................     12

      Item 3.    Defaults Upon Senior Securities............................................     12

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................     12

      Item 5.    Other Information  ........................................................     12

      Item 6.    Exhibits and Reports on Form 8-K...........................................     12

SIGNATURES..................................................................................     14

Item 1. Financial Statements

                    3CI COMPLETE COMPLIANCE CORPORATION
                               BALANCE SHEETS


                                                                           December 31,              September 30,
                                                                               2002                      2002
                                                                           (Unaudited)
                                                                        ----------------           -----------------
                                   ASSETS

Current Assets:
   Cash and cash equivalents                                            $       654,246             $        898,720
   Accounts receivable, net allowances of $644,493 and $622,668
     at December 31, 2002 and September 30, 2001, respectively                3,939,746                    3,324,529
   Inventory                                                                     91,186                       80,310
   Prepaid expenses                                                             178,041                      326,711
   Other current assets                                                          20,994                       43,363
                                                                        ----------------           -----------------
       Total current assets                                                    4,884,213                   4,673,633
                                                                        ----------------           -----------------

Property, plant and equipment, at cost                                         8,395,643                   8,375,654
      Accumulated depreciation                                                (5,595,437)                 (5,428,261)
                                                                        ----------------           -----------------
         Net property, plant and equipment                                     2,800,206                   2,947,393
                                                                        ----------------           -----------------

Goodwill, net of accumulated amortization of $174,988                            262,243                     262,243

Other assets                                                                     104,922                     117,581
                                                                        ----------------           -----------------
       Total Assets                                                     $      8,051,584            $      8,000,850
                                                                        ================           =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                        $              -            $         51,394
   Accounts payable                                                              460,042                     435,311
   Accounts payable, affiliated companies                                        753,727                     863,327
   Accrued liabilities                                                           494,180                     470,372
   Dividends payable                                                           2,203,717                   2,042,560
   Note payable majority shareholder                                           3,645,392                   1,002,433
                                                                        ----------------           -----------------
        Total current liabilities                                              7,557,058                   4,865,397
                                                                        ----------------           -----------------

Long-term debt majority shareholder, net of current portion                            -                   2,888,202

                                                                        ----------------           -----------------
        Total liabilities                                                      7,557,058                   7,753,599
                                                                        ----------------           -----------------


Shareholders' Equity:
   Preferred stock,$0 .01 par value, authorized 16,050,000 shares;
      Issued and outstanding 7,750,000 shares                                     77,500                      77,500
   Additional paid-in capital - preferred stock                                7,672,500                   7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,739,611 shares                                      97,742                      92,329
   Less cost of treasury stock 34,500 shares                                     (51,595)                    (51,595)
   Additional paid-in capital - common stock                                  20,519,861                  20,471,145
   Accumulated deficit                                                       (27,821,482)                (28,014,628)
                                                                        ----------------           -----------------
        Total Shareholders' Equity                                               494,526                     247,251
                                                                        ----------------           -----------------
        Total Liabilities and Shareholders' Equity                      $      8,051,584            $      8,000,850
                                                                        ================           =================

 The accompanying notes are an integral part of these financial statements.

                        3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the three months ended December 31,
                                                       2002                    2001
                                                 ---------------------------------------
Revenues                                           $    3,594,386          $ 4,269,594
Expenses:
     Cost of services                                   2,288,245            2,829,577
     Depreciation and amortization                        175,879              171,311
     Selling, general and administrative                  654,527              703,634
     Interest expense                                      52,432               99,235
     Other expense, net                                    69,000               72,191
                                                   ----------------       --------------
Income before income taxes                                354,303              393,646

Income taxes                                                    -                    -
                                                   ----------------       --------------

Net income                                                354,303              393,646

   Dividends on preferred stock                          (161,158)            (161,158)
                                                   ----------------       --------------
Net income applicable to common shareholders      $       193,145          $   232,488
                                                   ================       ==============
Basic earnings per share:
     Basic net income per share                   $          0.02          $      0.03
                                                   ================       ==============
Diluted earnings per share:
     Diluted net income per share                 $          0.02          $      0.02
                                                   ================       ==============

 The accompanying notes are an integral part of these financial statements.

                      3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               For the three months
                                                                                 ended December 31,
                                                                                  2002         2001
                                                                               ----------------------
Cash flows from operating activities:
   Net income                                                                  $ 354,303    $ 393,646
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on disposal of fixed assets                                              --         (2,500)
      Depreciation and amortization                                              175,879      171,311
            (Increase) decrease in accounts receivable, net                     (615,217)     579,009
            Increase in inventory                                                (10,876)      (9,919)
            Decrease in prepaid expenses                                         148,670      187,298
            (Increase) decrease in other assets and other current assets          29,028      (43,863)
            Increase (decrease) in accounts payable                               24,731     (167,379)
            Decrease in accounts payable, affiliated companies                  (109,600)    (127,845)
            Increase (decrease) in accrued liabilities                            23,808     (116,197)
                                                                               ----------   ----------
                          Total adjustments to net income                       (333,577)     469,915
                                                                               ----------   ----------
                          Net cash provided by operating activities               20,726      863,561
                                                                               ----------   ----------


Cash flows from investing activities:
      Proceeds from sale of property plant and equipment                            --          2,500
      Purchase of property, plant and equipment                                  (22,692)      (6,787)
                                                                               ----------   ----------
                          Net cash used in investing activities:                 (22,692)      (4,287)
                                                                               ----------   ----------


Cash flows from financing activities:
      Principal reduction of notes payable                                       (51,394)    (180,654)
      Reduction of long-term debt, unaffiliated lenders                             --       (250,606)
      Reduction of note payable to majority shareholders                        (245,243)    (200,000)
      Proceeds from issuance of common stock                                      54,129         --
                                                                               ----------   ----------
                          Net cash used in financing activities                 (242,508)    (631,260)
                                                                               ----------   ----------

Net increase (decrease) in cash and cash equivalents                            (244,474)     228,014
                                                                               ----------   ----------

Cash and cash equivalents, beginning of period                                   898,720      709,563
                                                                               ----------   ----------

Cash and cash equivalents, end of period                                       $ 654,246    $ 937,577
                                                                               ==========   ==========

The accompanying notes are an integral part of these financial statements

                      3CI COMPLETE COMPLIANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


(1)    ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the Company or 3CI), a Delaware Corporation, is engaged in the business of medical waste management services in the southern and southeastern United States.

         Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle") acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 58.0% or 5,645,734 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company. In addition, Stericycle owns 932,770 shares of common stock directly. Through its ownership of WSI and shares owned directly, Stericycle owns 67.5% of the outstanding common stock.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

         The balance sheet at September 30, 2002, has been derived from the audited finacial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 2002.

         Certain amounts in the financial statements for 2001 have been reclassified to conform to the 2002 presentation.

(2)      NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share:

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                              2002                  2001
                                                          --------------      -----------------
  Numerator:
   Net income                                               $ 354,303            $ 393,646
   Less preferred dividends                                  (161,158)            (161,158)
                                                          --------------      -----------------
   Net income applicable to common                          $ 193,145            $ 232,488
  shareholders
  Denominator:
  Denominator for basic earnings per share
   --weighted  average shares                               9,274,811            9,198,325
                                                          --------------      -----------------
  Effect of dilutive securities:
      Preferred shares and warrants                         7,750,000            8,146,943
                                                          --------------      -----------------
  Denominator for diluted earnings per share-adjusted
  -weighted average shares and assumed conversions         17,024,811           17,345,268
                                                          --------------      -----------------
  Basic earnings per share                                    $0.02                $0.03
                                                          --------------      -----------------
  Diluted earnings per share                                  $0.02                $0.02
                                                          --------------      -----------------

         Warrants to purchase common shares included in the calculation of diluted earnings per share for 2001 had expired or were exercised prior to December 31, 2002. Stock options were not included in the computation as they were antidilutive since the exercise prices ranging from $0.33 to $1. 50 were greater than the average price of the common stock.

(3)      BUSINESS CONDITIONS

         Over the last several quarters the Company has continued to experience improved cash flow which has enabled it to reduce debt and to rely more on internally generated funds to finance its working capital needs, capital expenditures, and acquisitions and to rely less on its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI (which are described below) and insurance premiums that are financed over the course of each fiscal year.

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

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for each trailing six-month period thereafter until maturity. This level was achieved for each of the six months ended June 30, 2002, September 30, 2002 and December 31, 2002.

         In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 is to be utilized for the leasing of transportation equipment of which $57,998 and $155,255 had been utilized at December 31, 2002 and 2001 respectively, and $1,000,000 for the financing of equipment, none of which had been utilized at December 31, 2002 and of which $366,475 had been utilized at December 31, 2001. This agreement is guaranteed by Stericycle, Inc. which owns 100% of WSI.


(4)      PREFERRED STOCK

         WSI, the company's majority shareholder owns 100% or 7,000,000 shares of the Company's series B preferred Stock. WSI also owns 100% or 750,000 shares of the Company's series C preferred stock.

         On December 31, 2002 the Company declared a $0.0208 per share dividend on the series A and B preferred stock which totaled $161,158 and represented the undeclared dividends accrued through that date. The resolution called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

         Subject to certain conversion terms, all of the series B and C preferred shares outstanding on April 6, 2003 will be converted to shares of common stock on that date.

(5)      INTANGIBLE ASSETS

         Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests.

         Other intangible assets will continue to be amortized over their useful lives. The Company has completed its transitional and goodwill impairment evaluation and determined that its goodwill was not impaired. There was no amortization expense for goodwill for the quarters ended December 31, 2002 or 2001. The Company's goodwill was $262,243 at December 31, 2002 and 2001.

         The Company's other intangible assets, which are included in "Other assets" in the accompanying balance sheet, at December 31, 2002 and September 30, 2002 were $26,000 and $32,000, respectively. Amortization expense for other intangible assets was $6,000 for each of the quarters ended December 31, 2002 and 2001. The remaining $26,000 of other intangible assets will be amortized as follows:

          PERIOD:                                     AMORTIZATION
          ---------                                   ------------
          Nine months ended September 30, 2003           $18,000
          Year ended September 30, 2004                    8,000


(6)      COMMITMENTS AND CONTINGENCIES

         On July 16, 2002 a suit was filed in the First Judicial District Court in Shreveport, Louisiana against Stericycle, Inc. and certain of 3CI' s directors which alleged minority shareholder oppression, breach of fiduciary duty and unjust enrichment. While the Company is not party to the lawsuit, it has contacted its insurance carrier and hired counsel to assist the Company in this litigation. The defendants in the case have denied the allegations and intend to defend the case vigorously.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         The Company is engaged in the business of medical waste management services in the southwestern and southeastern United States. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators.

RESULTS OF OPERATIONS
---------------------
The following summarizes (in thousands) the Company's operations:

                                                     THREE MONTHS            THREE MONTHS
                                                    ENDED DECEMBER          ENDED DECEMBER
                                                       31, 2002                31, 2001
   Revenues                                             $3,594                 $4,270
   Cost of services                                      2,288                  2,830
   Depreciation and amortization                           176                    171
   Selling, general and administrative                     655                    704
                                                      -----------            -----------
   Net income from operations                              475                    565
                                                      -----------            -----------
   Interest expense                                         52                     99
   Other expense net                                        69                     72
                                                      -----------            -----------
   Net income (loss)                                    $  354                  $ 394
                                                      ===========            ===========
   Earnings  before  interest,  taxes,  depreciation    $  583                  $ 664
   and amortization ("EBITDA") (1)


(1) EBITDA is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, and amortization expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies, is not a measurement required by generally accepted accounting principles and does not represent cash flow from operations as defined by generally accepted accounting principles. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.
------------------------


THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001:

REVENUES decreased by $675,208, or 15.8%, to $3,594,386 during the three months period ended December 31, 2002, from $4,269,594 for the three month period ended December 31, 2001. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

COST OF SERVICES decreased $541,332, or 19.1%, to $2,288,245 during the three months ended December 31, 2002, compared to $2,829,577 for the three month period ended December 31, 2001. The reasons for the decrease were primarily attributable to a decrease in processing costs and transportation costs. Cost of services as a percentage of revenues decreased to 63.7% compared to 66.3% during the three months ended December 31, 2001.

DEPRECIATION AND AMORTIZATION expense for the three months ended December 31, 2002 increased $4,568 or 2.7% to $175,879 compared to $171,311 for the three months ended December 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the period decreased 7.0% or $49,107 to $654,527 from $703,634 during the three months ended December 31, 2001. The decrease was due to decreased selling expenses as the Company had a smaller sales staff during the 2002 period compared to the similar quarter in 2001. Sales, general and administrative expenses increased as a percentage of revenue to 18.2% for the three months ended December 31, 2002, as compared to 16.5% for the three months ended December 31, 2001 due primarily to decreased revenue.

INTEREST EXPENSE for the quarter decreased by $46,803 or 47.2%, to $52,432 from $99,235 during the three months ended December 31, 2001. This decrease was reflective of the reduced debt. During the twelve months ended December 31, 2002 the Company reduced debt payable to its majority shareholder by $1,383,987 and unaffiliated notes payable and long-term debt by $224,243. In addition the Company was charged a lower rate of interest for the WSI promissory note which is variable and tied to the prime rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA")

Earnings before interest taxes depreciation and amortization totaled $582,614 or 16.2% of revenue compared to $664,192 or 15.6% of revenue for the quarter ended December 31, 2001. The difference was primarily reflective of the decrease in revenue.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

         Over the past several quarters the Company has continued to experience improved cash flow which has enabled it to reduce debt and to rely more on internally generated funds to finance its working capital needs, capital expenditures, and acquisitions and to rely less on its majority shareholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI (which are described below) and insurance premiums that are financed over the course of each fiscal year.

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the note) which was originally due September 30, 2000. Since that time the note has been extended either quarterly or semi-annually under interest rate terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the note extension on August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of 3CI common stock at an exercise price of $0.20 per share. These warrants expired on September 20, 2002. When the Note was extended on October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which were exercised by WSI on December 19, 2002. In each of these cases, the values of the warrants were included in the statement of operations for the respective periods as interest expense.

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for each trailing six-month period thereafter until maturity. This level was achieved for the each of the six month periods ended June 30, 2002, September 30, 2002 and December 31, 2002.

         At December 31, 2002, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $972,547 compared to a net working capital exclusive of the note payable to its majority shareholder of $810,669 at September 30, 2002. This increase in net working capital of $161,878 was due primarily to the increase in accounts receivable.

         Net cash provided by operating activities was $20,726 during the three month period ended December 31, 2002, compared to $863,561 for the three month period ended December 31, 2001. The difference is due to reduced revenue and the increase in accounts receivable. The Company relocated its corporate office operations from Shreveport, Louisiana to Grand Prairie, Texas in June of 2002. Turnover in billing and accounting personnel created the lag in billing creating the increased accounts receivable and reduced cash flow from operations during the quarter. The Company has subsequently reduced the billing lag and collections and cash flows have shown improvement in the second fiscal quarter to date.

        Net cash used in investing activities for the three months ended December 31, 2002, was $22,692 compared to $4,287 for the same period in 2001. The $18,405 decrease reflected increased investment in capital equipment. The Company utilized these funds in the purchases of computer equipment.

        Net cash used in financing activities was $242,508 for the three month period ended December 31, 2002, compared to $631,260 during the three month period ended December 31, 2001. The $388,752 decrease is reflective of lower payments required for long term debt, and notes payable.

Item 3.   QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ----------------------------------------

        The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility with WSI, its majority shareholder, thereby increasing its debt service obligation, which could adversely effect the Company's cash flows. The interest rate for the note is variable and tied to the prime rate not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $32,744 over 12 months.

Item 4.   CONTROLS AND PROCEDURES
          -----------------------

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosures controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -

         On July 16, 2002 a suit was filed in the First Judicial District Court in Shreveport, Louisiana against Stericycle, Inc. and certain of 3CI' s directors which alleged minority shareholder oppression, breach of fiduciary duty and unjust enrichment. While the Company is not party to the lawsuit, it has contacted its insurance carrier and hired counsel to assist the Company in this litigation. The defendants in the case have denied the allegations and intend to defend the case vigorously.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
3.1. Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).
3.2. Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form10-Q for the quarterly period ended June 30,
          1995).
3.3. Amendment to 3CI's Certificate of Incorporation, as amended effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
          1998).
3.4       Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit
          3.2 of 3CI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
3.5 Amendment of Bylaws effective October 1, 1998.(incorporated by reference to Exhibit 3.5 of 3CI's report on Form 10-K filed January 12, 1999)
3.6. Certificate of Designations of 3CI's Series A Preferred Stock without par value (incorporated by reference to Exhibit 3.6 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
          1998).
3.7. Certificate of Designations of 3CI's Series B Preferred Stock without par value (incorporated by reference to Exhibit 3.7 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
          1998).
3.8. Certificate of Designations of 3CI's Series C Preferred Stock without par value (incorporated by reference to Exhibit 3.8 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
          1998).
4.1 Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's report on Form 10-K filed January 12, 1999).
4.2 Loan Agreement and Note Amendment dated December 18, 1998, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10-K filed January 12, 1999).
4.3 Letter Agreement and Note Amendment dated August 10, 2000 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.3 of 3CI's report on Form 10-K filed December 29, 2000).
4.4 Letter Agreement and Note Amendment dated December 20, 2000 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's report on Form 10-K filed December 29, 2000).
4.5 Letter Agreement and Note Amendment dated March 5, 2001 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's report on Form 10K filed January 15, 2001)
4.6 Letter Agreement and Note Amendment dated June 26, 2001 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.6 of 3CI's report on Form 10K filed January 15, 2002)
4.7 Letter Agreement and Note Amendment dated December 20, 2001 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.7 of 3CI's report on Form 10K filed January 15, 2002)
4.8 Letter Agreement and Note Amendment dated May 23, 2002 by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.8 of 3CI's report on Form 10K filed January 14, 2003)
10.1 1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI's registration statement on Form S-1 (No. 33-45632) effective April 14, 1992).

10.2 Settlement Agreement dated January 1996 between James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's report on Form 10-K filed January 14, 1997).
10.3 Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
          1998).
10.4 Stock Purchase and Note Modification Agreement between 3CI and Waste Systems, Inc. dated as of February 19, 1998 (incorporated by reference to Exhibit 10.13 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.5 Employment Agreement dated May 30, 1998, between 3CI and Charles D. Crochet (incorporated by reference to Exhibit 10.9 of 3CI's registration statement on Form S-1 (No. 333-48499), filed March 24,
          1998).
10.6 Agreement dated September 30, 1998 among 3CI, Waste Systems, Inc. and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law (incorporated by reference to Exhibit 10.14 of 3CI's report on Form 10-K filed January 12, 1999).
10.7 Form of Indemnification Agreement dated June 3, 1999 entered into between 3CI and Robert Waller (incorporated by reference to Exhibit
          10.11 of 3CI's report on Form 10-K filed January 12, 2000).
10.8 LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI's report on Form 10-K filed January 12, 2000).
99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

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



                                     3CI COMPLETE COMPLIANCE
                                     CORPORATION
                                     (Registrant)



Dated: February 14, 2003

                                     By: /s/James A. Cole
                                        ------------------------------------
                                         James A. Cole
                                         Chief Financial Officer,
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)

CERTIFICATIONS

I, Otley L. Smith III, the President of 3CI Complete Compliance Corporation (the "Company"), certify that:

1    I have reviewed this quarterly report on Form 10-Q of the Company;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4 The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February 14, 2003                             /s/ Otley L. Smith III
                                                     ----------------------
                                                         Otely L. Smith III

I, James A. Cole, the Chief Financial Officer of 3CI Complete Compliance Corporation (the "Company"), certify that:

1    I have reviewed this quarterly report on Form 10-Q of the Company;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4 The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February 14, 2003                             /s/ James A. Cole
                                                     -----------------
                                                         James A. Cole

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.