Form 10-Q
period 2003-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2003-05-19
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

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

          1517 W. North Carrier Pkwy, Ste 104, Grand Prairie, TX 75050
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 375-0006
              (Registrant's telephone number, including area code)

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

         The number of shares of Common Stock outstanding as of the close of business on May 6, 2003, was 9,739,611.

                       3CI COMPLETE COMPLIANCE CORPORATION


                                      INDEX


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of
                    March 31, 2003 (unaudited) and September 30, 2002 .......................     3

                 Statements of Operations for the three and six months ended
                     March 31, 2003 and 2002 (unaudited).....................................     4

                 Statements of Cash Flows for the
                     six months ended March 31, 2003 and 2002 (unaudited)....................     5

                 Notes to Financial Statements ..............................................     6


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................     9

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  .........................................................    13

      Item 2.    Changes in Securities........................................................   14

      Item 3.    Defaults Upon Senior Securities..............................................   14

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.......................................................   14

      Item 5.    Other Information  ..........................................................   14

      Item 6.    Exhibits and Reports on Form 8-K.............................................   14

SIGNATURES....................................................................................   17

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS


                                                                                                   MARCH 31,         SEPTEMBER 30,
                                                                                                     2003                2002
                                                                                                  (UNAUDITED)
                                                                                                --------------      --------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                                    $    1,535,026      $      898,720
   Accounts receivable, net allowances of $653,165 and $622,668
     at March 31, 2003 and September 30, 2002, respectively                                          2,561,829           3,324,529
   Inventory                                                                                            76,413              80,310
   Prepaid expenses                                                                                    578,911             326,711
   Other current assets                                                                                 45,230              43,363
                                                                                                --------------      --------------
       Total current assets                                                                          4,797,409           4,673,633
                                                                                                --------------      --------------

Property, plant and equipment, at cost                                                               8,457,881           8,375,654
      Accumulated depreciation                                                                      (5,780,055)         (5,428,261)
                                                                                                --------------      --------------
         Net property, plant and equipment                                                           2,677,826           2,947,393
                                                                                                --------------      --------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $174,988 at March 31, 2003 and September 30, 2002                                                     262,243             262,243

Other assets                                                                                            99,283             117,581
                                                                                                --------------      --------------
       Total assets                                                                             $    7,836,761      $    8,000,850
                                                                                                ==============      ==============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                                $      405,670      $       51,394
   Accounts payable                                                                                    497,935             435,311
   Accounts payable and accrued interest to affiliated companies                                       477,943             863,327
   Accrued liabilities                                                                                 327,086             470,372
   Dividends payable                                                                                 2,203,717           2,042,560
   Note payable to majority shareholder                                                              3,392,492           1,002,433
                                                                                                --------------      --------------
        Total current liabilities                                                                    7,304,843           4,865,397
                                                                                                --------------      --------------

Long-term note payable to majority shareholder, net of current portion                                      --           2,888,202

                                                                                                --------------      --------------
        Total liabilities                                                                            7,304,843           7,753,599
                                                                                                --------------      --------------

Shareholders' Equity:
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at March 31, 2003 and September 30, 2002, respectively           77,500              77,500
   Additional paid-in capital - preferred stock                                                      7,672,500           7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at March 31, 2003 and 9,232,825 at September 30, 2002             97,742              92,329
   Less cost of treasury stock 34,500 shares                                                           (51,595)            (51,595)
   Additional paid-in capital - common stock                                                        20,519,861          20,471,145
   Accumulated deficit                                                                             (27,784,090)        (28,014,628)
                                                                                                --------------      --------------
        Total shareholders' equity                                                                     531,918             247,251
                                                                                                --------------      --------------
        Total liabilities and shareholders' equity                                              $    7,836,761      $    8,000,850
                                                                                                ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED MARCH 31,    FOR THE SIX MONTHS ENDED MARCH 31,
                                                         2003                 2002             2003                   2002
                                                    --------------        --------------   -------------         -------------
REVENUES                                             $   3,412,417        $   4,035,817    $   7,006,803         $   8,305,411
EXPENSES:
     COST OF SERVICES                                    2,217,809            2,639,472        4,506,055             5,469,052
     DEPRECIATION AND AMORTIZATION                         182,126              160,662          358,005               331,973
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          850,816              727,568        1,505,342             1,431,202
     INTEREST EXPENSE                                       55,273              217,518          107,705               316,753
     OTHER EXPENSE-NET                                      69,000               65,595          138,000               137,786
                                                     -------------        -------------    -------------         -------------
INCOME BEFORE INCOME TAXES                                  37,393              225,002          391,696               618,645

INCOME TAXES                                                    --                   --               --                    --
                                                     -------------        -------------    -------------         -------------

NET INCOME                                           $      37,393        $     225,002    $     391,696         $     618,645
                                                     =============        =============    =============         =============

   DIVIDENDS ON PREFERRED STOCK                                 --             (157,654)        (161,158)             (318,812)
                                                     -------------        -------------    -------------         -------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS         $      37,393        $      67,348    $     230,538         $     299,833
                                                     =============        =============    =============         =============

BASIC EARNINGS PER SHARE:
     BASIC NET INCOME PER SHARE                      $        0.00        $        0.01    $        0.02         $        0.03
                                                     =============        =============    =============         =============

DILUTED EARNINGS PER SHARE:
     DILUTED NET INCOME PER SHARE                    $        0.00        $        0.01    $        0.01         $        0.04
                                                     =============        =============    =============         =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE SIX MONTHS ENDED MARCH 31,
                                                                                            2003                  2002
                                                                                        -------------        -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   NET INCOME                                                                           $    391,696         $    618,645
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:

      GAIN ON DISPOSAL OF FIXED ASSETS                                                            --               (3,000)
      DEPRECIATION AND AMORTIZATION                                                          358,005              331,973
      CHANGES IN OPERATING ASSETS AND LIABLILITES:
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE, NET                                  762,700              512,079
            DECREASE IN INVENTORY                                                              3,897               16,945
            INCREASE IN PREPAID EXPENSES                                                    (252,200)            (291,382)
            (INCREASE) DECREASE IN OTHER CURRENT ASSETS AND OTHER ASSETS                      10,218              (42,958)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                           62,624             (179,892)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE, AFFILIATED COMPANIES                   (385,384)              21,236
            INCREASE (DECREASE) IN ACCRUED LIABILITIES                                      (143,286)              35,629
                                                                                        ------------         ------------
                          TOTAL ADJUSTMENTS TO NET INCOME                                    416,574              400,630
                                                                                        ------------         ------------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES                          808,270            1,019,275
                                                                                        ------------         ------------

CASH FLOW FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                                         --                3,000
      PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                              (82,226)             (34,464)
                                                                                        ------------         ------------
                          NET CASH USED IN INVESTING ACTIVITES                               (82,226)             (31,464)
                                                                                        ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                  54,129              222,449
      PROCEEDS FROM INSURANCE NOTES PAYABLE                                                  525,293              227,454
      REDUCTION OF INSURANCE NOTES PAYABLE                                                  (171,017)            (439,596)
      REDUCTION OF LONG-TERM DEBT, UNAFFILIATED LENDERS                                           --             (370,100)
      REDUCTION OF NOTE PAYABLE TO MAJORITY SHAREHOLDERS                                    (498,143)            (400,000)
                                                                                        ------------         ------------
                          NET CASH USED IN FINANCING ACTIVITIES                              (89,738)            (759,793)
                                                                                        ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    636,306              228,018
                                                                                        ------------         ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               898,720              709,563
                                                                                        ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  1,535,026         $    937,581
                                                                                        ============         ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(1) ORGANIZATION AND BASIS OF PRESENTATION

         3CI Complete Compliance Corporation (the "Company" or "3CI"), a Delaware Corporation, is engaged in the collection, transportation, and disposal of biomedical waste in the southern and southeastern United States.

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

         The balance sheet at September 30, 2002, has been derived from the audited finacial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Registrant Company's annual report on Form 10-K for the year ended September 30, 2002.

         Certain amounts in the financial statements for 2002 have been reclassified to conform to the 2003 presentation.

(2) NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share:

                                                                          FOR THE THREE AND SIX MONTHS ENDED,
                                                         -------------------------------------------------------------------------
                                                              2003               2002                 2003                2002
                                                         --------------     --------------      --------------      --------------
  Numerator:
  Net income                                             $       37,277     $      225,002            $391580.      $      618,645
  Less preferred dividends                                           --           (157,654)           (161,158)           (318,812)
                                                         --------------     --------------      --------------      --------------
  Net income applicable to common shareholders           $       37,277     $       67,348      $      230,422      $      299,833
  Denominator:
  Denominator for basic earnings per share
    --weighted  average shares                                9,739,611          9,198,325           9,504,657           9,198,325
                                                         --------------     --------------      --------------      --------------
  Effect of dilutive securities:
      Preferred shares                                        7,750,000          8,200,724           7,750,000           8,176,711
                                                         --------------     --------------      --------------      --------------
  Denominator for diluted earnings per share-adjusted
  Weighted average shares and assumed conversions            17,489,611         17,399,249          17,254,657          17,375,036
                                                         --------------     --------------      --------------      --------------

  Basics earnings per share                              $         0.00     $         0.01      $         0.02      $         0.03
                                                         --------------     --------------      --------------      --------------
  Diluted earnings per share                             $         0.00     $         0.01      $         0.02      $         0.04
                                                         --------------     --------------      --------------      --------------

         Warrants to purchase common shares included in the calculation of diluted earnings per share of 2002 had expired or were exercised prior to March 31, 2003. Stock options were not included in the computation as they were antidilutive since the exercise prices ranging from $0.33 to $1.50 were greater than the average price of the common stock.

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

         On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the note) which was originally due September 30, 2000. Since that time the note has been extended either quarterly or semi-annually under interest rate terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the note extension August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of common stock at an exercise price of $.20 per share. These warrants expired on September 20, 2002. When the note was extended on October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which were exercised on December 19, 2002. In each of these cases the values of the warrants were included in the statement of operations for the respective periods as interest expense.

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $ 100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for each trailing six-month period thereafter until maturity. This level was achieved for each of the six months ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003.

(4) PREFERRED STOCK

         WSI, the company's majority shareholder owns 100% or 7,000,000 shares of the Company's series B preferred Stock. WSI also owns 100% or 750,000 shares of the Company's series C preferred stock.

         On December 31, 2002 the Company declared a $0.0208 per share dividend on the Preferred Stock which totaled $161,158 and represented the undeclared dividends accrued through that date. The resolution called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

         All of the Preferred Stock outstanding on April 6, 2003 was to be automatically converted to shares of common stock on that date. However, as of the date hereof, the Preferred Stock has not been converted into Common Stock. The Company, WSI and Stericycle have entered into an Agreement to Defer Conversion of Preferred Stocks, dated as of April 2, 2003 (the "Agreement to Defer"), pursuant to which WSI has agreed not to exercise its right to convert the Preferred Shares and that no automatic conversion of the Preferred Shares will occur until a judicial judgment as to the appropriate conversion rate has become final and non-appealable. A copy of the Agreement to Defer is attached to this form 10-Q as Exhibit 10.9.

         See "Legal Proceedings" herein for a description of a declaratory judgment action filed by the Company on May 9, 2003, to obtain judicial determination of the conversion rate of the Preferred Stock.

(5) INTANGIBLE ASSETS

         Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests.

         Other intangible assets will continue to be amortized over their useful lives. The Company has completed its transitional and goodwill impairment evaluation and determined that its goodwill was not impaired. There was no amortization expense for goodwill for the six months and the quarters ended March 31, 2003 or 2002. The Company's goodwill was $262,243 at March 31, 2003 and 2002.

         The Company's other intangible assets, which are included in "Other assets" in the accompanying balance sheet, at March 31, 2003 and September 30, 2002 were $20,000 and $32,000, respectively. Amortization expense for other intangible assets was $12,000 for each of the six months and $6,000 for each of the quarters ended March 31, 2003 and 2002. The remaining $20,000 of other intangible assets will be amortized as follows:

                  PERIOD:                                     AMORTIZATION:
                  -------                                     -------------
                  Six months ended September 30, 2003          $ 12,000
                  Year ended September 30, 2004                   8,000

(6) COMMITMENTS AND CONTINGENCIES

         The Company has signed a letter of intent to acquire certain assets of an independent Houston, Texas medical waste management company, pending completion of due diligence procedures. In April 2003 a good faith deposit of approximately $54,000 was made with the signing of the letter of intent. The Company intends to finance the acquisition through a bank line of credit. The assets to be acquired will not have a material impact on the Company's assets, debt or its revenues.

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

         See "Legal Proceedings" herein for a description of a declaratory judgment action filed by the Company on May 9, 2003, to obtain judicial determination of the conversion rate of the Preferred Stock.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    MARCH 31,                          MARCH 31,
                                                              2003             2002             2003             2002
                                                            --------         --------         --------         --------
       Revenues                                             $  3,412         $  4,036         $  7,007         $  8,305
       Cost of services                                       (2,218)          (2,639)
                                                                                                (4,506)          (5,469)
       Depreciation and amortization                            (182)            (161)            (358)            (332)
       Selling, general and administrative                      (851)            (728)          (1,505)          (1,431)
                                                            --------         --------         --------         --------
       Net income from operations                                161              508              638            1,073
                                                            --------         --------         --------         --------
       Interest expense                                          (55)            (218)            (108)            (317)
       Other income (expense) net                                (69)             (66)            (138)            (138)
                                                            --------         --------         --------         --------
       Net income                                           $     37         $    225         $    392         $    619
                                                            ========         ========         ========         ========
       Earnings before interest, taxes,
       depreciation and amortization (EBITDA) (1)           $    275         $    604         $    857         $  1,268
                                                            ========         ========         ========         ========

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

----------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002:

REVENUES decreased by $623,400 or approximately 15.4%, to $3,412,417 during the three months period ended March 31, 2003, from $4,035,817 for the three-month period ended March 31, 2002. The decrease in revenue is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on the professional market segments which provide higher pricing at lower volumes while reducing the focus on the hospital segment which provides higher volume at a typically lower average unit price.

COST OF SERVICES decreased $421,663 or approximately 15.9%, to $2,217,809 during the three months ended March 31, 2003, compared to $2,639,472 for the three month period ended March 31, 2002. The reasons for the decrease were primarily attributable to a decrease in processing fees and transportation costs. Cost of services as a percentage of revenues decreased to 65.0uring the three months ended March 31, 2003, as compared to 65.4% during the three months ended March 31, 2002 due to the decrease in processing fees and transportation costs.

DEPRECIATION AND AMORTIZATION expense increased to $182,126 for the three months ended March 31, 2003, from $160,662 for the three months ended March 31, 2002. The increase was primarily the result of the Company aquiring new assets for the new computer system and the move of the corporate offices to Grand Prairie, TX in June 2002.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $850,932 during the three months ended March 31, 2003, from $727,568, during the three months ended March 31, 2002. Selling, general and administrative expenses increased as a percentage of revenue to 24.9% for the three months ended March

31, 2003, as compared to 18.0% for the three months ended March 31, 2002 primarily due to a reduction in revenue, increased insurance costs, and increases in compensation for employees.

INTEREST EXPENSE decreased by $162,245, or 74.6%, to $55,273 during the three months ended March 31, 2003, as compared to $217,518 for the three month period ended March 31, 2002. This decrease was due to the decrease in the prime interest rate and lower principal debt balances.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $274,676 or 8.0% of revenue for the three months ended March 31, 2003 compared to $603,182 or 14.9% of revenue for the quarter ended March 31, 2002. This decrease was primarily the result of the reduced income and increased costs of selling, general and administrative expenses for the three months ended March 31, 2003.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002:

REVENUES decreased by $1,298,608 or 15.6%, to $7,006,803 during the six month period ended March 31, 2003, from $8,305,411 for the six month period ended March 31, 2002. This decrease is primarily due to a decrease in the volume of waste handled. This reduction in the volume was attributable to the Company's efforts to focus on the professional market segments, which provide higher pricing at lower volumes while reducing the focus on the hospital segment, which provides higher volume at a typically lower average unit price.

COST OF SERVICES decreased $962,997, or 17.6%, to $4,506,055, during the six months ended March 31, 2003, compared to $5,469,052 for the six month period ended March 31, 2002. The decrease in cost of services is attributable to the decreased waste processing costs. Cost of services as a percentage of revenues decreased to 64.3% during the six months ended March 31, 2003, as compared to 65.8% during the six months ended March 31, 2002. The decrease in cost of services is attributable to the decreased waste processing and transportation costs.

DEPRECIATION AND AMORTIZATION expense increased to $358,005 for the six months ended March 31, 2003, from $331,973 for the six months ended March 31, 2002. The increase was primarily the result of the Company aquiring new assets for the new computer system and the move of the corporate offices to Grand Prairie, TX in June 2002.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $1,505,459 during the six months ended March 31, 2003, from $1,431,202 during the six months ended March 31, 2002. This increase of $74,257, or 5.2%, is primarily attributable to increases in group insurance and compensation for employees. Selling, general and administrative expenses increased as a percentage of revenue to 21.5% for the six months ended March 31, 2003, as compared to 17.2% for the six months ended March 31, 2002 primarily due to the reduction in revenue, increased insurance and salary costs.

INTEREST EXPENSE decreased by $209,048 or 66.0% to $107,705 during the six months ended March 31, 2003 as compared to $316,753 during the six months ended March 31, 2002. This decrease was due to reduced debt and a reduction in the interest rate for the WSI promissory note, which is variable and tied to the prime interest rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTOZATION ("EBITDA") totaled $857,290 or 12.2% of revenue for the six months ended March 31, 2003 compared to $1,267,371 or 15.3% of revenue for the six months ended March 31, 2002. This decrease was primarily the result of the reduced income and increased costs of selling, general and administrative expenses for the six months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

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

                  On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the note) which was originally due September 30, 2000. Since that time the note has been extended either quarterly or semi-annually under interest rate terms ranging from prime plus 1.0% to prime plus 3.5% not to exceed 13%. In connection with the note extension August 1, 2000, 3CI issued warrants to WSI for the purchase of up to 351,836 shares of common stock at an exercise price of $.20 per share. These warrants expired on September 20, 2002. When the note was extended on October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $.10 per share which were exercised on December 19, 2002. In each of these cases the values of the warrants were included in the statement of operations for the respective periods as interest expense.

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $ 100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for each trailing six-month period thereafter until maturity. This level was achieved for each of the six months ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003.

         At March 31, 2003, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $885,058 compared to a net working capital exclusive of the note payable to its majority shareholder of $810,669 at September 30, 2002. This increase in net working capital of $74,389 was due primarily to the increase in the dividends payable on preferred stock and the reduction in accounts receivable.

         Net cash provided by operating activities was $810,973 during the six month period ended March 31, 2003, compared to $1,019,275 of net cash provided by operating activities for the six month period ended March 31, 2002. This decrease of $208,302 is due primarily to the decrease in net income during 2003.

        Net cash used in investing activities for the six months ended March 31, 2003, was $84,929 compared to $31,464 for the same period in 2002. The $53,465 increase reflects increased investment in capital equipment. The Company utilized the $84,929 for the purchases of computer equipment and furniture and fixtures.

        Net cash used in financing activities was $89,738 during the six month period ended March 31, 2003, as compared to net cash used in financing activities of $759,793 during the six month period ended March 31, 2002. The $670,055 fluctuation is due to reduced payments on long term debt and notes payable.

Item 3. QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -

         DISPUTE OVER CONVERSION OF PREFERRED SHARES TO COMMON STOCK:

         WSI and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) and 750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. Under this interpretation, the conversion rate of the Preferred Stock on April 6, 2003, the automatic conversion date, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock.

         WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. The Company believes that if the per share market value of the Common Stock is less than $1.00, each share of Preferred Stock would be converted into one share of Common Stock. Under this interpretation, on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Shares.

         The Company, WSI and Stericycle have entered into an Agreement to Defer Conversion of Preferred Stock, dated as of April 2, 2003 (the "Agreement to Defer"), pursuant to which WSI has agreed not to exercise its right to convert the Preferred Stock and that no automatic conversion of the Preferred Stock will occur until a judicial judgment as to the appropriate conversion rate has become final and non-appealable. A copy of the Agreement to Defer is attached to this Form 10-Q as Exhibit 10.9.

         On May 9, 2003, the Company filed a petition in the 269th Judicial District Court of Harris County, Texas (the "Court"), the court that in 1997 approved a settlement agreement pursuant to which the Company's Series B Preferred Stock was issued. In the petition, the Company seeks a declaratory judgment finding that each share of the Preferred Stock is convertible into one share of Common Stock.

        OTHER:

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

10.8 LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit
                    10.12 of 3CI's report on Form 10-K filed January 12, 2000).

10.9 Agreement to Defer Conversion of Preferred Stocks dated April 2, 2003, by and among 3CI, Waste Systems, Inc. and Stericycle, Inc.

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



                                              3CI COMPLETE COMPLIANCE
                                              CORPORATION
                                              (Registrant)



Dated: May 19, 2003

                                              By: /s/James A. Cole
                                                  -----------------------------
                                              James A. Cole
                                              Chief Financial Officer,
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

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

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

6 The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003                              /s/ Otley L. Smith III
                                                 ------------------------------
                                                 Otely L. Smith III

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

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

6 The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                                /s/ James A. Cole
                                                  -----------------------------
                                                  James A. Cole

                               INDEX TO EXHIBITS

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

10.9                Agreement to Defer Conversion of Preferred Stocks dated
                    April 2, 2003, by and among 3CI, Waste Systems, Inc. and
                    Stericycle, Inc.

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.