Form 10-Q/A
period 2003-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2003-05-22
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A

                                Amendment No. 1

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

                                Explanatory Note

         The Company is filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to the Company's Form 10-Q, originally filed on May 19, 2003, for the purpose of (i) amending the Net Income Per Common Share table in Item 1 of Part I; (ii) amending certain disclosures in the Business Conditions section in Item 1 of Part I and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I; and (iii) deleting the Intangible Assets section in Item 1 of Part I. For the convenience of the reader, the Quarterly Report has been restated in its entirety.


                       3CI COMPLETE COMPLIANCE CORPORATION


                                      INDEX


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets as of
                    March 31, 2003 (unaudited) and September 30, 2002 .......................     3

                 Statements of Operations for the three and six months ended
                     March 31, 2003 and 2002 (unaudited).....................................     4

                 Statements of Cash Flows for the
                     six months ended March 31, 2003 and 2002 (unaudited)....................     5

                 Notes to Financial Statements ..............................................     6

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................     9

      Item 3.    Qualitative Disclosure about Market Risk ...................................    13

      Item 4.    Controls and Procedures ....................................................    13

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  .........................................................    13

      Item 2.    Changes in Securities........................................................   14

      Item 3.    Defaults Upon Senior Securities..............................................   14

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.......................................................   14

      Item 5.    Other Information  ..........................................................   14

      Item 6.    Exhibits and Reports on Form 8-K.............................................   14

SIGNATURES....................................................................................   17

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS


                                                                                                   MARCH 31,         SEPTEMBER 30,
                                                                                                     2003                2002
                                                                                                  (UNAUDITED)
                                                                                                --------------      --------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                                    $    1,535,026      $      898,720
   Accounts receivable, net allowances of $653,165 and $622,668
     at March 31, 2003 and September 30, 2002, respectively                                          2,561,829           3,324,529
   Inventory                                                                                            76,413              80,310
   Prepaid expenses                                                                                    578,911             326,711
   Other current assets                                                                                 45,230              43,363
                                                                                                --------------      --------------
       Total current assets                                                                          4,797,409           4,673,633
                                                                                                --------------      --------------

Property, plant and equipment, at cost                                                               8,457,881           8,375,654
      Accumulated depreciation                                                                      (5,780,055)         (5,428,261)
                                                                                                --------------      --------------
         Net property, plant and equipment                                                           2,677,826           2,947,393
                                                                                                --------------      --------------

Excess of cost over net assets acquired, net of accumulated amortization of
 $174,988 at March 31, 2003 and September 30, 2002                                                     262,243             262,243

Other assets                                                                                            99,283             117,581
                                                                                                --------------      --------------
       Total assets                                                                             $    7,836,761      $    8,000,850
                                                                                                ==============      ==============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                                                $      405,670      $       51,394
   Accounts payable                                                                                    497,935             435,311
   Accounts payable and accrued interest to affiliated companies                                       477,943             863,327
   Accrued liabilities                                                                                 327,086             470,372
   Dividends payable                                                                                 2,203,717           2,042,560
   Note payable to majority shareholder                                                              3,392,492           1,002,433
                                                                                                --------------      --------------
        Total current liabilities                                                                    7,304,843           4,865,397
                                                                                                --------------      --------------

Long-term note payable to majority shareholder, net of current portion                                      --           2,888,202

                                                                                                --------------      --------------
        Total liabilities                                                                            7,304,843           7,753,599
                                                                                                --------------      --------------

Shareholders' Equity:
   Preferred stock, $0 .01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at March 31, 2003 and September 30, 2002, respectively           77,500              77,500
   Additional paid-in capital - preferred stock                                                      7,672,500           7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,232,825 at March 31, 2003 and 9,232,825 at September 30, 2002             97,742              92,329
   Less cost of treasury stock 34,500 shares                                                           (51,595)            (51,595)
   Additional paid-in capital - common stock                                                        20,519,861          20,471,145
   Accumulated deficit                                                                             (27,784,090)        (28,014,628)
                                                                                                --------------      --------------
        Total shareholders' equity                                                                     531,918             247,251
                                                                                                --------------      --------------
        Total liabilities and shareholders' equity                                              $    7,836,761      $    8,000,850
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

(2) NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share:

                                                                          FOR THE THREE AND SIX MONTHS ENDED,
                                                         -------------------------------------------------------------------------
                                                              2003               2002                 2003                2002
                                                         --------------     --------------      --------------      --------------
  Numerator:
  Net income                                             $       37,393     $      225,002      $      391,696      $      618,645
  Less preferred dividends                                           --           (157,654)           (161,158)           (318,812)
                                                         --------------     --------------      --------------      --------------
  Net income applicable to common shareholders           $       37,393     $       67,348      $      230,538      $      299,833
  Denominator:
  Denominator for basic earnings per share
    --weighted  average shares                                9,739,611          9,198,325           9,504,657           9,198,325
                                                         --------------     --------------      --------------      --------------
  Effect of dilutive securities:
      Preferred shares                                        7,750,000          8,200,724           7,750,000           8,176,711
                                                         --------------     --------------      --------------      --------------
  Denominator for diluted earnings per share-adjusted
  Weighted average shares and assumed conversions            17,489,611         17,399,249          17,254,657          17,375,036
                                                         --------------     --------------      --------------      --------------

  Basics earnings per share                              $         0.00     $         0.01      $         0.02      $         0.03
                                                         --------------     --------------      --------------      --------------
  Diluted earnings per share                             $         0.00     $         0.01      $         0.02      $         0.04
                                                         --------------     --------------      --------------      --------------

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

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $ 100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for each trailing six-month period thereafter until maturity. This level was achieved for each of the six months ended June 30, 2002, September 30, 2002 and December 31, 2002. This level was not achieved for the six months ended March 31, 2003. WSI waived the violation for that period.

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

(5) COMMITMENTS AND CONTINGENCIES

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

         The note was renegotiated pursuant to an agreement dated May 23, 2002 by which the maturity was extended to October 1, 2003. The terms of this extension included an interest rate equal to the prime rate, currently 4.25%, plus 1.0% and called for a principal payment of $700,000 at renewal and additional monthly payments of $ 100,000 to be applied to accrued interest and principal. The agreement also required the Company to achieve a minimum level of EBITDA for each trailing six-month period thereafter until maturity. This level was achieved for each of the six months ended June 30, 2002, September 30, 2002 and December 31, 2002. This level was not achieved for the six months ended March 31, 2003. WSI waived the violation for that period.

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

         Net cash provided by operating activities was $808,270 during the six month period ended March 31, 2003, compared to $1,019,275 of net cash provided by operating activities for the six month period ended March 31, 2002. This decrease of $211,005 is due primarily to the decrease in net income during 2003.

         Net cash used in investing activities for the six months ended March 31, 2003, was $82,226 compared to $31,464 for the same period in 2002. The $50,762 increase reflects increased investment in capital equipment. The Company utilized the $82,226 for the purchases of computer equipment and furniture and fixtures.

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



Dated: May 22, 2003

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

1        I have reviewed this quarterly report on Form 10-Q/A of the Company;

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

Date:  May 22, 2003                              /s/ Otley L. Smith III
                                                 ------------------------------
                                                 Otely L. Smith III

I, James A. Cole, the Chief Financial Officer of 3CI Complete Compliance Corporation (the "Company"), certify that:

1        I have reviewed this quarterly report on Form 10-Q/A of the Company;

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

Date: May 22, 2003                                /s/ James A. Cole
                                                  -----------------------------
                                                  James A. Cole

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