Form 10-Q
period 2003-06-30
3CI COMPLETE COMPLIANCE CORP
filed 2003-09-24
CIK 883787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     COMMISSION FILE NUMBER: 1-11097

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

                                   ----------

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                   ----------

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 9,739,611 shares of Common Stock, $0.01 par value per share, as of July 14, 2003.

================================================================================

                           FORWARD-LOOKING STATEMENTS

"THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS AND OPERATIONS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND AND OTHER PATTERNS, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE BIO-MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN OUR FILINGS WITH THE SEC. WE EXPRESSLY DISCLAIM ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN OUR EXPECTATIONS."

================================================================================

                       3CI COMPLETE COMPLIANCE CORPORATION

                                      INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements....................................................................1

              Balance Sheets as of
                 June 30, 2003 (unaudited) and September 30, 2002.....................................1

              Statements of Operations for the three and nine months ended
                 June 30, 2003 and 2002 (unaudited)...................................................2

              Statements of Cash Flows for the
                 nine months ended June 30, 2003 and 2002 (unaudited).................................3

              Notes to Financial Statements...........................................................4


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................................................9

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............................13

     Item 4.  Controls and Procedures................................................................13

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings......................................................................14

     Item 2.  Changes in Securities and Use of Proceeds..............................................15

     Item 3.  Defaults upon Senior Securities........................................................15

     Item 4.  Submission of Matters to a Vote of Security Holders....................................15

     Item 5.  Other Information......................................................................15

     Item 6.  Exhibits and Reports on Form 8-K.......................................................16

SIGNATURES...........................................................................................17

ITEM 1.        FINANCIAL STATEMENTS

                       3CI COMPLETE COMPLIANCE CORPORATION
                                 BALANCE SHEETS


                                                                                      June 30,        September 30,
                                                                                       2003               2002
                                                                                    (unaudited)
                                                                                    ------------      -------------
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                                        $  1,099,876           898,720
   Accounts receivable, net allowances of $664,851. and $622,668.
     at June 30, 2003 and September 30, 2002, respectively                             2,331,164         3,324,529
   Inventory                                                                              88,905            80,310
   Prepaid expenses                                                                      481,140           326,711
   Other current assets                                                                   22,143            43,363
                                                                                    ------------      ------------
      Total current assets                                                             4,023,228         4,673,633
                                                                                    ------------      ------------

Property, plant and equipment, at cost                                                 7,516,474         8,375,654
      Accumulated depreciation                                                        (5,145,655)       (5,428,261)
                                                                                    ------------      ------------
         Net property, plant and equipment                                             2,370,819         2,947,393
                                                                                    ------------      ------------

Goodwill, net of accumulated amortization of $262,243.                                   262,243           262,243

Excess purchase price of acquired assets                                                 504,300                --

Other Assets                                                                              92,922           117,581

                                                                                    ------------      ------------
       Total assets                                                                 $  7,253,512         8,000,850
                                                                                    ============      ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                                                    $    326,461            51,394
   Accounts payable                                                                      344,865           435,311
   Accounts payable and accrued interest to affiliated companies                         455,704           863,327
   Accrued liabilities                                                                   464,397           470,372
   Dividends payable                                                                   2,203,717         2,042,560
   Current portion of debt to affiliated lenders                                       2,696,761         1,002,433
                                                                                    ------------      ------------
        Total current liabilities                                                      6,491,905         4,865,397
                                                                                    ------------      ------------
Long-term debt to affiliated lenders, net of current portion                                  --         2,888,202
                                                                                    ------------      ------------
        Total liabilities                                                              6,491,905         7,753,599
                                                                                    ------------      ------------

Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized 16,050,000 shares;
      issued and outstanding 7,750,000 at June 30, 2003 and September 30, 2002,
      respectively                                                                        77,500            77,500
   Additional paid-in capital - preferred stock                                        7,672,500         7,672,500
   Common stock, $0.01 par value, authorized 40,450,000 shares;
     Issued and outstanding 9,739,611 at June 30, 2003 and September 30, 2002             97,742            92,329
   Less cost of treasury stock 34,500 shares                                             (51,595)          (51,595)
   Additional paid-in capital - common stock                                          20,519,861        20,471,145
   Accumulated deficit                                                               (27,554,401)      (28,014,628)
                                                                                    ------------      ------------
        Total shareholders' equity                                                       761,607           247,251
                                                                                    ------------      ------------
        Total liabilities and shareholders' equity                                  $  7,253,512         8,000,850
                                                                                    ============      ============


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the three months ended June 30,     For the nine months ended June 30,
                                                          2003                2002                2003                2002
                                                     ---------------     ---------------     ---------------     ---------------
Revenues                                             $     3,439,572     $     3,785,274     $    10,446,375     $    12,090,685
Expenses:
     Cost of services                                      1,989,164           2,400,714           6,495,219           7,869,766
     Depreciation and amortization                           153,909             166,144             511,914             498,117
     Selling, general and administrative expenses          1,045,648             739,212           2,549,576           2,170,413
     Interest expense                                         30,417              94,930             138,121             411,154
     Other expense-net                                        (9,255)             67,222             130,160             205,537
                                                     ---------------     ---------------     ---------------     ---------------
Income before income taxes                                   229,689             317,052             621,385             935,698

Income taxes                                                      --                  --                  --                  --
                                                     ---------------     ---------------     ---------------     ---------------

Net income                                           $       229,689     $       317,052     $       621,385     $       935,698
                                                     ===============     ===============     ===============     ===============

   Dividends on preferred stock                                   --            (159,405)           (161,158)           (478,218)
                                                     ---------------     ---------------     ---------------     ---------------

Net income applicable to common shareholders         $       229,689     $       157,647     $       460,227     $       457,480
                                                     ===============     ===============     ===============     ===============

Basic earnings per share:
     Basic net income per share                      $          0.02     $          0.02     $          0.05     $          0.05
                                                     ===============     ===============     ===============     ===============

Diluted earnings per share:
     Diluted net income per share                    $          0.01     $          0.02     $          0.04     $          0.05
                                                     ===============     ===============     ===============     ===============


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the nine months ended June 30,
                                                                                   2003                 2002
                                                                              ---------------      ---------------
Cash flow from operating activities:
   Net income                                                                 $       621,385      $       935,698
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on disposal of fixed assets                                                (64,139)              (4,778)
      Depreciation                                                                    493,914              470,117
      Amortization                                                                     18,000               18,000
      Changes in operating assets and liabilities:
            Decrease in accounts receivable, net                                      993,365              492,720
            Increase in inventory                                                      (8,595)             (25,078)
            Increase in prepaid expenses                                             (154,429)            (168,198)
            Decrease (Increase) in other current assets and other assets               27,879              (44,676)
            (Decrease) in accounts payable                                            (90,447)             (69,554)
            (Decrease) Increase in accounts payable, affiliated companies            (407,623)             216,430
            (Decrease) Increase in accrued liabilities                                 (5,975)             184,664
                                                                              ---------------      ---------------
                          Total adjustments to net income                             801,950            1,069,647
                                                                              ---------------      ---------------
                          Net cash provided by operating activities                 1,423,335            2,005,345
                                                                              ---------------      ---------------

Cash flow from investing activities:
      PMT acquisition                                                                (504,300)                  --
      Proceeds from sale of property, plant and equipment                                  --               15,259
      Purchase of property, plant and equipment                                      (181,903)             (54,861)
                                                                              ---------------      ---------------
                          Net cash used in investing activities                      (686,203)             (39,602)
                                                                              ---------------      ---------------

Cash flow from financing activities:
      Proceeds from issuance of notes payable                                         525,293              227,456
      Principal reduction of notes payable                                           (250,226)            (292,243)
      Proceeds from issuance of common stock                                           54,129                   --
      Reduction of long-term debt, unaffiliated lenders                                    --             (703,469)
      Reduction of note payable to majority shareholders                             (865,172)          (1,100,000)
                                                                              ---------------      ---------------
                          Net cash used in financing activities                      (535,976)          (1,868,256)
                                                                              ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                  201,156               97,487

Cash and cash equivalents, beginning of period                                        898,720              709,563
                                                                              ---------------      ---------------

Cash and cash equivalents, end of period                                      $     1,099,876      $       807,050
                                                                              ===============      ===============

Non-cash investing and financing activities:
   Sale of equipment to Stericycle in exchange for reduction of debt
   to affiliate lender                                                        $       328,702      $            --


The accompanying notes are an integral part of these financial statements.

                       3CI COMPLETE COMPLIANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(1)            ORGANIZATION AND BASIS OF PRESENTATION

               3CI Complete Compliance Corporation, a Delaware corporation (the "Company" or "3CI"), is engaged in the collection, transportation, and disposal of biomedical waste in the southern and southeastern United States.

               Effective October 1, 1998, Stericycle Inc., a Delaware corporation ("Stericycle"), acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the transaction, WSI became a wholly owned subsidiary of Stericycle. WSI owns 58.0% or 5,645,734 shares of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company and 100% of the outstanding preferred stock, par value $.01 per share (the "Preferred Stock"), of the Company. In addition, Stericycle owns 932,770 shares of Common Stock directly. Through its ownership of WSI and shares owned directly, Stericycle owns 67.5% of the outstanding Common Stock.

               The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

               For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

               Certain amounts in the financial statements for 2002 have been reclassified to conform to the 2003 presentation.

(2)            NET INCOME PER COMMON SHARE

               Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share consider the effect of common stock equivalents.

The following table sets forth the computation of net income per common share:

                                                                    FOR THE THREE AND NINE MONTHS ENDED,
                                                        -----------------------------------------------------------------
                                                            2003             2002              2003              2002
                                                        ------------     ------------      ------------      ------------
Numerator:
Net income                                              $    229,689     $    317,052      $    621,385      $    935,698
Less preferred dividends                                          --         (159,405)         (161,158)         (478,218)
                                                        ------------     ------------      ------------      ------------
Net income applicable to common stockholders            $    229,689     $    157,647      $    460,227      $    457,480
Denominator:
Denominator for basic earnings per share
  -- weighted  average shares                              9,739,611        9,198,325         9,582,399         9,198,325
                                                        ------------     ------------      ------------      ------------
Effect of dilutive securities:
    Preferred shares and warrants                          7,750,000        8,200,724         7,845,026         8,200,724
                                                        ------------     ------------      ------------      ------------
Denominator for diluted earnings per share-adjusted       17,489,611       17,399,049        17,427,425        17,399,049
Weighted average shares and assumed conversions
                                                        ------------     ------------      ------------      ------------

Basics earnings per share                               $       0.02     $       0.02      $       0.05      $       0.05
                                                        ------------     ------------      ------------      ------------
Diluted earnings per share                              $       0.01     $       0.01      $       0.04      $       0.03
                                                        ------------     ------------      ------------      ------------

               The dilutive effect of the preferred shares is based upon the Company's interpretation that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share.

               Warrants to purchase common shares included in the calculation of diluted earnings per share for 2002 had expired or were exercised prior to December 31, 2002. Outstanding stock options were not included in the computation as they were anti-dilutive since the exercise prices ranging from $0.33 to $1.50 were greater than the average price of the Common Stock.

(3)            PREFERRED STOCK

               WSI owns (a) 100% or 7,000,000 shares of the Company's Series B Preferred Stock, par value $.01 per share, and (b) 100% or 750,000 shares of the Company's Series C Preferred Stock, par value $.01 per share (collectively, the "Preferred Stock").

               On December 31, 2002, the Company declared a $0.0208 per share dividend on the Preferred Stock, which totaled $161,158 and represented the undeclared dividends accrued through that date. The Board resolution declaring this dividend called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution.

               At June 30, 2003, the Company had recorded an aggregate of $2,203,717 in declared but unpaid dividends on the Preferred Stock (the "Preferred Stock Dividends"). Of such total amount, $2,034,555 or $0.29 per share has been recorded as payable on the Company's Series B Preferred Stock and $169,163 or $0.23 per share has been recorded as payable on the Company's Series C Preferred Stock.

             Under Delaware law, the Company can pay dividends out of its capital surplus, or if it has no capital surplus, out of its net profits for the fiscal year in which the dividends are declared and paid and/or the preceding fiscal year. Capital surplus is calculated on a going concern basis and equals the net worth of the Company less the aggregate amount obtained by multiplying $.01 times the number of outstanding shares of the Company's capital stock. At June 30, 2003, the Company does not believe that it had sufficient capital surplus or net profits with which to pay the aggregate amount of the Preferred Stock Dividends.

             Although the Company has no current intention of paying the Preferred Stock Dividends, it is uncertain whether if it desired to pay these dividends, it could lawfully do so. Before any payment of the Preferred Stock Dividends, the Company intends to obtain confirmation, which may take the form of judicial approval or an opinion of counsel expert in Delaware corporate law that the Preferred Stock Dividends have been lawfully declared and may lawfully be paid.

             If the payment of the Preferred Stock Dividends is judicially approved or otherwise deemed lawful and appropriate and the Company's Board of Directors directs the payment of the Preferred Stock Dividends, the Company intends to pay such dividends from all funds legally available for such payment, including cash generated from operations, borrowings and sales of assets. There is no assurance that at the payment date, sufficient cash would be available from such sources to pay all or any part of the Preferred Stock Dividends.

               Pursuant to the terms and conditions of the respective certificates of designations governing the Company's Preferred Stock, all issued and outstanding shares of Preferred Stock automatically converted into shares of the Company's Common Stock on April 6, 2003. Prior to April 6, 2003, WSI and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI's ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

               WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. Based on the certificates of designations governing the Preferred Stock, certain documents executed contemporaneously with the issuance of the Preferred Stock, and the intent of the parties at the time of issuance of the Preferred Stock and the execution of these documents, the Company believes that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but that the conversion rate shall not be less than $1.00 per share (the "Agreed Maximum Conversion Rate"). Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI's ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

               The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock relative to the conversion of the Preferred Stock. On April 2, 2003, the Company, WSI, and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the "Agreement to Defer"), pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

(4)            PMT ACQUISITION

               In June 2003, the Company acquired selected assets of PMT USA, Inc., dba Air & Sea Environmental, a medical waste management services company located in Houston, Texas. The aggregate purchase price was $504,300. As of June 30, 2003, the total purchase price has been recorded as an increase to excess purchase price of acquired business as the valuation of intangibles acquired, and the resulting amount of goodwill has not yet been determined.

(5)            PROMISSORY NOTE

               On October 1, 1998, the Company amended and restated its secured promissory note payable to WSI (the "Note"), which was originally due September 30, 2000. The Note is secured by substantially all of the Company's assets. Since that time, the Note has been renegotiated and extended either quarterly or semi-annually under interest rate terms ranging from prime plus 1.0% to prime plus 3.5%, not to exceed 13%. On October 1, 2000, the Note was amended and extended and the Company issued warrants to WSI for the purchase of up to 541,286 shares of Common Stock at an exercise price of $.10 per share. These warrants were exercised on December 19, 2002. The Company accounted for the values of the warrants in its statement of operations for the respective periods as interest expense.

               By agreement dated May 23, 2002, the Note was amended and its maturity was extended to October 1, 2003. The Note was further amended to be payable in quarterly payments of principal and interest, with interest calculated at the prime rate (4.25% as of September 1, 2003) plus 1.0%. Other terms of this extension included the Company making a $700,000 principal payment to WSI on the extension date and paying additional monthly payments of $100,000 on the Note, commencing June 1, 2002, and continuing on the first day of each month thereafter. These monthly payments have been applied to the outstanding balance of accrued interest and principal of the Note. The terms of this extension also require the Company to achieve each fiscal quarter a minimum level of $900,000 in EBITDA for the then trailing six-month period.

               The Company did not meet the required minimum level of EBITDA for the trailing six-month periods ended March 31, 2003 and June 30, 2003. The Company received a waiver from WSI for the periods ended March 31, 2003 and June 30, 2003. In addition, on September 19, 2003, the Note was amended to reflect the exclusion of certain expenses from the EBITDA computation. The Note is secured by substantially all of the Company's assets.

(6)            COMMITMENTS AND CONTINGENCIES

               The Company operates within the regulated medical waste disposal industry, which is subject to intense governmental regulation at the federal, state, and local levels. The Company believes it is currently in compliance in all material respects with all applicable laws and regulations governing the medical waste disposal business. However, continuing expenditures may be required in order for the Company to remain in compliance with existing and changing regulations. Furthermore, because the medical waste disposal industry is predicated upon the existence of strict governmental regulation, any material relaxation of regulatory requirements governing medical waste disposal or their enforcement could result in a reduced demand for the Company's services and could have a material adverse effect on the Company's revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to changing political and economic pressures.

(7)            NEW ACCOUNTING STANDARDS

               In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

               During November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a significant impact on the Company's financial position and results of operations.

               In January 2003, the FASB issued Interpretation No. 46, (Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51" (the "Interpretation"). The Interpretation introduces a new consolidation model which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation applies to variable interest entities created after January 1, 2003, and to variable interest entities in which a company obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Management believes there will be no impact of this Statement on the Company's consolidated financial statements.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management believes there will be no impact of this Statement on the Company's consolidated financial statements assuming the Company prevails in the dispute regarding its interpretation of the Preferred Stock conversion rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company is engaged in the business of medical waste management services in the southern and southeastern United States. The Company's customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories, and other medical waste generators. Services include collection, transportation, and disposal of regulated medical waste.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company's operations:

                                                        THREE MONTHS                   NINE MONTHS
                                                           ENDED                          ENDED
                                                          JUNE 30,                       JUNE 30,
                                                    2003            2002           2003           2002
                                                 ----------      ----------     ----------     ----------
Revenues                                         $    3,440      $    3,785     $   10,446     $   12,091
Cost of Services                                      1,989           2,401          6,495          7,870
Depreciation and amortization                           154             166            512            498
                                                 ----------      ----------     ----------     ----------
Selling, general and administrative expenses          1,046             739          2,550          2,170
                                                 ----------      ----------     ----------     ----------
Net Income from operations                              251             479            889          1,553
Interest Expense                                         30              95            138            411
Other (Income) Expense net                               (9)             67            130            206
                                                 ----------      ----------     ----------     ----------
Net Income                                              230             317            621            936
Depreciation                                            148             160            494            480
Amortization                                              6               6             18             18
Interest Expense net                                     30              95            138            411
                                                 ----------      ----------     ----------     ----------
EBITDA(1)                                        $      414      $      578     $    1,271     $    1,845
                                                 ==========      ==========     ==========     ==========

 (1) EBITDA is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, and amortization expense to the extent deducted in calculating net income. The Company considers EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure on accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002:

REVENUES decreased by $345,702 or approximately 9.1%, to $3,439,572 during the three-month period ended June 30, 2003, from $3,785,274 for the three-month period ended June 30, 2002. The decrease in revenue is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on the professional market segments, which provide higher pricing at lower volumes while reducing the focus on the hospital segment, which provides higher volume at a typically lower average unit price.

COST OF SERVICES decreased $411,550 or approximately 17.1%, to $1,989,164 during the three months ended June 30, 2003, compared to $2,400,714 for the three month period ended June 30, 2002. The reasons for the decrease were primarily attributable to a decrease in processing fees and transportation costs. Cost of services as a percentage of revenues decreased to 57.8% during the three months ended June 30, 2003, as compared to 63.4% during the three months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION expense decreased to $153,909 for the three months ended June 30, 2003, from $166,144 for the three months ended June 30, 2002. The decrease was the result of the Company disposing of certain owned vehicles and replacing them with newer, leased vehicles.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $1,045,648 during the three months ended June 30, 2003, from $739,212, during the three months ended June 30, 2002. The increase was due to higher legal and SEC compliance costs and increased group insurance and compensation for employees. Selling, general and administrative expenses increased as a percentage of revenue to 30.4% for the three months ended June 30, 2003, as compared to 19.5% for the three months ended June 30, 2002 primarily due to the factors described above.

INTEREST EXPENSE decreased by $64,513, or 68.0%, to $30,417 during the three months ended June 30, 2003, as compared to $94,930 for the three month period ended June 30, 2002. This decrease was due to the decrease in the prime interest rate and lower principal debt balances under the Note.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $414,015 or 12.0% of revenue for the three months ended June 30, 2003 compared to $578,126 or 15.3% of revenue for the quarter ended June 30, 2002. This decrease was primarily the result of the reduced income and increased costs of selling, general and administrative expenses for the three months ended June 30, 2003.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002:

REVENUES decreased by $1,644,310 or 13.6%, to $10,446,375 during the nine-month period ended June 30, 2003, from $12,090,685 for the nine-month period ended June 30, 2002. This decrease is primarily due to a decrease in the volume of waste handled. This reduction in volume was attributable to the Company's efforts to focus on the professional market segments, which provide higher pricing at lower volumes while reducing the focus on the hospital segment, which provides higher volume at a typically lower average unit price.

COST OF SERVICES decreased $1,374,547, or 17.5%, to $6,495,219, during the nine months ended June 30, 2003, compared to $7,869,766 for the nine-month period ended June 30, 2002. The decrease in cost of services is attributable to the decreased waste processing and transportation costs. Cost of services as a percentage of revenues decreased to 62.2% during the nine months ended June 30, 2003, as compared to 65.1% during the nine months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION expense increased to $511,914 for the nine months ended June 30, 2003, from $498,117 for the nine months ended June 30, 2002. The increase was primarily the result of the Company acquiring new assets for the new computer system and the move of the corporate offices to Grand Prairie, Texas in June 2002.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $2,549,576 during the nine months ended June 30, 2003, from $2,170,413 during the nine months ended June 30, 2002. This increase of $379,163, or 17.5%, is primarily attributable to higher legal and SEC compliance costs and increased group insurance and compensation for employees. Selling, general and administrative expenses increased as a percentage of revenue to 24.4% for the nine months ended June 30, 2003, as compared to 18.0% for the nine months ended June 30, 2002.

INTEREST EXPENSE decreased by $273,033 or 66.4% to $138,121 during the nine months ended June 30, 2003 as compared to $411,154 during the nine months ended June 30, 2002. This decrease was due to reduced debt and a reduction in the interest rate for the Note, which is variable and tied to the prime interest rate.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION ("EBITDA") totaled $1,271,420 or 12.2% of revenue for the nine months ended June 30, 2003 compared to $1,844,969 or 15.3% of revenue for the nine months ended June 30, 2002. This decrease was primarily the result of the reduced income and increased costs of selling, general and administrative expenses for the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

               Over the last several quarters the Company has continued to experience improved cash flow. This improvement in cash flow has resulted from operations and from better billing and collection practices, including collection of past due accounts. The improved cash flow has enabled the Company to reduce debt and to rely more on internally generated funds to finance its working capital needs, capital expenditures, and acquisitions and to rely less on its majority stockholder, WSI. The Company's indebtedness currently consists of amounts owed to WSI (which are described below) and insurance premiums that are financed over the course of each fiscal year.

               On October 1, 1998, the Company amended and restated its Note payable to WSI. The Note is secured by substantially all of the Company's assets. Since that time, the Note has been renegotiated and extended to be payable either quarterly or semi-annually under interest rate terms that have ranged from prime plus 1.0% to prime plus 3.5%, not to exceed 13%. On October 1, 2000, the Note was amended and extended and the Company issued warrants to WSI for the purchase of up to 541,286 shares of Common Stock at an exercise price of $.10 per share. These warrants were exercised on December 19, 2002. The Company accounted for the values of the warrants in its statements of operations for the respective periods as interest expense.

               By agreement dated May 23, 2002, the Note was again amended and its maturity was extended to October 1, 2003. The Note was further amended to be payable in quarterly payments of principal and interest, with interest calculated at the prime rate (4.25% as of September 1, 2003) plus 1.0%. Other terms of this extension included the Company making a $700,000 principal payment to WSI on the extension date and paying additional monthly payments of $100,000 on the Note, commencing June 1, 2002, and continuing on the first day of each month thereafter. These monthly payments have been applied to the outstanding balance of accrued interest and principal of the Note. The terms of the extension also require the Company to achieve at the end of each fiscal quarter a minimum level of $900,000 in EBITDA for the then trailing six-month period.

               By agreement with WSI effective July 1, 2003, the interest rate on the Note was reduced to the Federal Reserve's prime rate, as such may change from time to time, not to exceed 13%. On September 23, 2003, by agreement with WSI, the EBITDA calculation covenant of the Note was amended (i) effective for the Company's fiscal quarter ended March 31, 2003, and subsequent, to exclude a portion of the Company's reserve for bad debts, and (ii) effective for the Company's fiscal quarter ended June 30, 2003, and subsequent, to further exclude certain legal costs associated with the dispute regarding the conversion rate of the Preferred Stock. See "Part II - Legal Proceedings" herein for a description of the dispute regarding the conversion rate of the Preferred Stock.

               The Company's Note payable to WSI matures on October 1, 2003. As of August 31, 2003, the aggregate principle amount of the Note outstanding was $2,517,244. The Company and WSI have agreed in principle to extend the Note at maturity on terms substantially similar to those currently set forth in the Note agreement. However, if for any reason the Company and WSI cannot consummate an agreement to extend the Note, the Company would attempt to finance the aggregate outstanding balance with a bank or other third party financial institution. There is no assurance that the Company would be able to obtain such bank or other third party financing, or that if obtained, the Company could do so on terms comparable to or better than those currently available under the Note. Failure to obtain replacement financing on terms comparable to or better than those in the Note could have a material adverse effect on the Company, its operations, and financial condition.

               At June 30, 2003, the Company had net working capital of $(2,468,677), including the Note payable to WSI of $2,696,761, compared to a net working capital of $(191,764), including the Note payable to WSI of $1,002,433 at September 30, 2002. This decrease in net working capital of $(2,276,913) was due primarily to the reduction in accounts receivable and the Note payable to its majority stockholder changing from long term to current.

               Net cash provided by operating activities was $1,423,335 during the nine-month period ended June 30, 2003, compared to $2,005,345 of net cash provided by operating activities for the nine month period ended June 30, 2002. This decrease of $582,010 is due primarily to the decrease in net income during 2003 and the increase in accounts payable, affiliated companies and accrued liabilities partially offset by the decrease in accounts receivable.

             Net cash used in investing activities for the nine months ended June 30, 2003, was $686,203 compared to $39,602 for the same period in 2002. The $646,601 increase reflects the acquisition of selected assets from PMT USA, Inc. and increased investment in capital equipment.

             Net cash used in financing activities was $535,976 during the nine month period ended June 30, 2003, as compared to net cash used in financing activities of $1,868,256 during the nine month period ended June 30, 2002. The $1,332,280 fluctuation is due to decreased payments on long-term debt and notes payable in the period ending June 30, 2002.

             At June 30, 2003, the Company had recorded an aggregate of $2,203,717 in Preferred Stock Dividends. Under Delaware law, the Company can pay dividends out of its capital surplus, or if it has no capital surplus, out of its net profits for the fiscal year in which the dividends are declared and paid and/or the preceding fiscal year. Capital surplus is calculated on a going concern basis and equals the net worth of the Company less the aggregate amount obtained by multiplying $.01 times the number of outstanding shares of the Company's capital stock. At June 30, 2003, the Company does not believe that it had sufficient capital surplus or net profits with which to pay the aggregate amount of the Preferred Stock Dividends.

             Although the Company has no current intention of paying the Preferred Stock Dividends, it is uncertain whether if it desired to pay these dividends, it could lawfully do so. Before any payment of the Preferred Stock Dividends, the Company intends to obtain confirmation, which may take the form of judicial approval or an opinion of counsel expert in Delaware corporate law that the Preferred Stock Dividends have been lawfully declared and may lawfully be paid.

             If the payment of the Preferred Stock Dividends is judicially approved or otherwise deemed lawful and appropriate and the Company's Board of Directors directs the payment of the Preferred Stock

Dividends, the Company intends to pay such dividends from all funds legally available for such payment, including cash generated from operations, borrowings and sales of assets. There is no assurance that at the payment date, sufficient cash would be available from such sources to pay all or any part of the Preferred Stock Dividends.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               The Company's exposure to market risk includes the possibility of rising interest rates in connection with the Company's credit facility with WSI, its majority stockholder, thereby increasing its debt service obligation, which could adversely affect the Company's cash flows. The interest rate for the Note is variable and tied to the Federal Reserve's prime lending rate, not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $32,744 over 12 months.

ITEM 4.        CONTROLS AND PROCEDURES

               The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings, under the Securities Exchange act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

               Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

               There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Louisiana Minority Stockholder Litigation

               On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of 3CI's minority stockholders, and derivatively on behalf of the Company (collectively, the "Plaintiffs"), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al., in the First Judicial District Court, Caddo Parish, Louisiana (the "Louisiana Suit"). In this suit, the Plaintiffs assert numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against Stericycle, the four Stericycle directors who are also 3CI directors, and the President/CEO of the Company (collectively, the "Defendants").

               The Plaintiffs contend that since Stericycle's acquisition of WSI in September 1998, Stericycle has unfairly and improperly exercised control over 3CI to the detriment of the Company's minority stockholders in contravention of various contractual, common law, and statutory duties. Among other things, the Plaintiffs allege that the Defendants have (i) deprived the Company of revenues by imposing unfavorable loan obligations on 3CI and imposing avoidable expenses on 3CI; (ii) usurped 3CI's business and business opportunities and diverted its assets for Stericycle's benefit; and (iii) depressed the value of the Company's outstanding Common Stock. Plaintiffs further allege that Stericycle has breached an agreement entered into for the protection of 3CI's minority stockholders in connection with Stericycle's acquisition of WSI.

               Based on these and other allegations, the Plaintiffs seek to recover actual and punitive damages and a variety of equitable and other relief, including forfeiture or rescission of various disputed transactions, a constructive trust of all benefits Stericycle has derived on business usurped from the Company or not offered to the Company, and an order requiring Stericycle to buy the capital stock of the minority stockholders of the Company at the relative value of 3CI's shares to Stericycle's shares at the time Stericycle gained control over 3CI, i.e. one share of Stericycle common stock for every five shares of Company Common Stock. The parties in the Louisiana Suit currently are proceeding with discovery. The Company does not have sufficient information to predict the outcome of the Louisiana Suit.

Dispute with WSI and Stericycle as to Conversion Rate for Preferred Stock

               Pursuant to the terms and conditions of the respective certificates of designations governing the Company's Preferred Stock, all issued and outstanding shares of Preferred Stock automatically converted into shares of the Company's Common Stock on April 6, 2003. Prior to April 6, 2003, WSI and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI's ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

               WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. Based on the certificates of designations governing the Preferred

Stock, certain documents executed contemporaneously with the issuance of the Preferred Stock, and the intent of the parties at the time of issuance of the Preferred Stock and the execution of these documents, the Company believes that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but that the conversion rate shall not be less than $1.00 per share (the "Agreed Maximum Conversion Rate"). Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI's ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

               The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock relative to the conversion of the Preferred Stock. On April 2, 2003, the Company, WSI, and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks, pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

Judicial Determination of the Conversion Rate of the Preferred Stock

               On May 9, 2003, the Company filed a declaratory judgment action in the 269th District Court in Harris County, Texas seeking a judicial determination of the appropriate conversion rate of the Preferred Stock. Following a hearing in that action and for jurisdictional reasons, the Company elected to initiate a new action, and on August 22, 2003, filed an original petition for declaratory judgment and to enforce settlement agreement (the "Declaratory Judgment Action") in the 234th District Court in Harris County, Texas (the "Court"). In its petition, the Company requests the Court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003.

Other

             The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, results of operations, or net cash flows.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.        OTHER INFORMATION

             None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits. The following is a list of the exhibits filed with this Form 10-Q.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
31.1           Certification of the Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

31.2           Certification of the Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of the Chief Executive Officer pursuant to 18
               U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2           Certification of the Chief Financial Officer pursuant to 18
               U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

b)  Reports on Form 8-K.

    None.

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

                                              3CI COMPLETE COMPLIANCE
                                              CORPORATION
                                              (Registrant)



Dated: September 24, 2003                     By: /s/ Donald P. Zima
                                                  ------------------------------
                                                  Donald P. Zima
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)