Form 10-K
period 2003-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2004-01-21
CIK 883787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11097

3CI COMPLETE COMPLIANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0351992 (I.R.S. Employer Identification No.)
1517 W. North Carrier Parkway, #104 Grand Prairie, Texas (Address of principal executive offices)	75050 (Zip Code)

Registrant's telephone number, including area code: (972) 375-0006

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐    NO ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Bulletin Board on March 31, 2003 was $661,732 computed on the basis of the closing sales price on that day. The number of shares of the Company's Common Stock outstanding as of the close of business on January 9, 2004 was 9,739,611.

3CI COMPLETE COMPLIANCE CORPORATION

TABLE OF CONTENTS*
ANNUAL REPORT ON FORM 10-K

*
This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

i

        FORWARD-LOOKING STATEMENTS

        "THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S BUSINESS AND OPERATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE BIO-MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SEC. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN THE COMPANY'S EXPECTATIONS."

ii

PART I

Restatement

        On December 22, 2003, the independent and disinterested members of the Board of Directors (the "Board") of 3CI Complete Compliance Corporation ("3CI" or the "Company"), relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board, determined that (i) previous declarations of dividends on the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock," and together with the Series B Preferred Stock, the "Preferred Stock"), in the aggregate amount of $2,203,717 (collectively, the "Preferred Stock Dividends") were not effective to declare and obligate the Company to pay such dividends, and (ii) the Preferred Stock Dividends cannot now be lawfully declared and paid. As a consequence of these determinations, the Company has reversed the Preferred Stock Dividends entries on the Company's books and records and has restated its financial statements for the years ended September 30, 2000, 2001 and 2002. These restatements reflect as of September 30, 2000, 2001 and 2002, a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows.

        The Preferred Stock Dividends were payable to Waste Systems, Inc. ("WSI"), a wholly-owned subsidiary of Stericycle, Inc. ("Stericycle") and the Company's majority stockholder. WSI, Stericycle and the four members of the Board who are affiliates of WSI and Stericycle have advised the Company that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company's books. If WSI, Stericycle and their affiliates' position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Accordingly, the Company has determined the full amount of the Preferred Stock Dividends to be a contingent liability. See Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview, Item 13. Certain Relationships and Related Transactions—Preferred Stock Dividends, and Notes 11, 12 and 15 to the audited financial statements herein.

Item 1. Business

Company Overview

        The Company is one of the largest and most established regional medical waste management service providers in North America. The Company's primary medical waste management service includes, but is not limed to, regulatory compliant containment, onsite collection, transportation and documentation of the disposal of regulated medical waste as defined by federal, state and local rules, regulations and guidelines. The Company utilizes a state-of-the-art bar-code identification and tracking system for all containers of regulated medical waste.

        Since December 2001, the Company no longer treats or disposes of regulated medical waste; instead it collects and transports regulated medical waste to third-party facilities for treatment, processing and disposal. The Company contracts for waste treatment and disposal at fixed costs in order to allow for greater flexibility in the competitive pricing of the Company's services, which the Company believes directly benefits its customers. The Company also provides full-service, efficient and cost-effective regulated medical waste managment programs, which the Company believes meet or exceed the needs of its customers.

        The Company provides services in Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. These states are serviced from eight customer service centers in Dallas, Texas, Houston, Texas, Schertz, Texas (Austin/San Antonio), New Orleans, Louisiana, Birmingham, Alabama, Jackson, Mississippi, Springhill, Louisiana and Bismark, Arkansas. The Company currently provides services to approximately 8,500 customers. The Company's customer base consists of two basic categories: (i) medical centers, major hospitals, major teaching institutions involved in medicine and research and major medical complexes and (ii) smaller healthcare providers and medical-related businesses such as physician and dental offices, nursing and convalescent homes and veterinarians.

        The Company's principal offices are located at 1517 W. North Carrier Parkway, #104, Grand Prairie, Texas 75050 and its telephone number is (972) 375-0006. The Company was incorporated in Delaware on August 26, 1991.

Industry Overview

        The regulated medical waste industry emanated with the Medical Waste Tracking Act of 1988 ("MWTA"), which Congress enacted in response to media attention after medical waste washed ashore on beaches, most notoriously in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of regulated medical waste generated by the health care industry. According to industry estimates, the market for medical waste management services in the United States alone is approximately $3 billion per year.

        Regulated medical waste is generally considered any medical waste that can cause an infectious disease, including: pathological wastes, such as tissues, organs and body parts; cultures and stocks of infectious agents; blood and the products or components of blood; sharp-edged medical waste, or "sharps," such as needles, syringes, razors, pipettes, scissors and scalpels; single-use disposable items, including some sharps, gloves and other medical supplies; pharmaceutical wastes; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals.

        The growth of the medical waste industry is driven by several factors, including the following:

        Pressure to Reduce Health Care Costs.    The health care industry is under constant pressure to reduce costs and improve efficiency. To accomplish this reduction, it uses outside contractors to perform some services, such as medical waste management. The Company believes that its medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to blood-borne pathogens and other infectious material and reducing the amount of money invested in on-site treatment of medical waste.

        Shift to Off-Site Treatment.    The Company believes that managed care and other health care cost-containment pressures are causing patient care to continue to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. The Company believes that these non-institutional, alternate-site health care expenditures will continue to grow as cost-cutting pressures increase. Unlike some larger hospitals, most of these smaller facilities do not treat their medical waste on their premises and instead must out-source the collection and treatment of regulated medical waste to third parties like the Company.

        Aging of the U.S. Population.    According to industry statistics, the "baby boom" generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures will become available. All of these factors lead to increased generation of regulated medical waste.

        Environmental and Safety Regulation.    The Company believes that many businesses, which are not currently using outsourced medical waste management services, are not acutely aware of all of the requirements regarding the handling of regulated medical waste, including the need for proper training of employees and the Occupational Safety and Health Administration ("OSHA") regulations regarding medical waste. These businesses include, but are not limited to, manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with blood-borne pathogens.

        The medical waste management industry is subject to extensive regulation beyond the MWTA. Federal, state and local agencies all generally have some regulation requirements for the medical waste industry. These regulations have increased the costs of operating medical waste incinerators and have resulted in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has adopted regulations concerning employee exposure to blood-borne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of regulated medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations have fueled the expansion of the Company's services to include OSHA compliance services for health care providers.

Governmental Regulation

        Most aspects of the Company's business are subject to extensive and frequently changing federal, state and local laws and regulations. This framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. These permits grant the Company the authority, among other things, to transport medical waste within and between jurisdictions and to operate regulated waste transfer facilities. These permits must be periodically renewed and are subject to modification or revocation by various regulatory authorities. The Company believes that it is currently in compliance in all material respects with its permits and applicable laws and regulations. However, failure to comply with any significant government regulation could have a material adverse affect on the Company's business. Further, new regulations are frequently promulgated, and the expenses associated with complying with any such new regulations could have a material adverse effect on the Company's business. The Company's management is not aware of any pending regulations in the jurisdictions in which the Company does business which would have a material adverse effect on its operations.

        The collection, transportation, processing and disposal of medical waste are governed by numerous federal, state and local agencies under laws and ordinances relating to the definition, generation, segregation, handling and packaging of regulated medical waste. In addition, there are various laws and ordinances regulating the placement, construction and operations of facilities, occupational training and safety and air and water quality.

        Federal Regulation.    There are at least five federal agencies that have the authority to regulate the handling of regulated medical waste: the Environmental Protection Agency ("EPA"), OSHA, the Department of Transportation ("DOT"), the Interstate Commerce Commission and the Food and Drug Administration ("FDA").

        Medical Waste Tracking Act of 1988.    In the late 1980s, the EPA outlined a two-year demonstration program pursuant to MWTA. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that regulated medical wastes generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to the public and waste management workers. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

        In regulations implementing the MWTA, the EPA defined regulated medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

        Occupational Safety and Health Act of 1970.    The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational health and safety standards, including requirements related to the management of infectious medical waste. OSHA regulations require employers to provide a place of employment free from recognized and preventable hazards likely to cause serious physical harm to employees. Related regulations under OSHA require employers to give notice to employees regarding the presence of hazardous chemicals, such as those that could be present in infectious medical waste, and to train employees in the use of such substances.

        OSHA regulations contain additional rules concerning exposure to blood-borne pathogens, which increase the cost of providing medical waste management services. These rules impose, among other things, engineering and work practice controls, use of personal protective clothing and equipment, training, medical surveillance, labeling and record-keeping requirements with respect to occupational exposure to blood and other potentially infectious materials.

        Resource Conservation and Recovery Act of 1976 ("RCRA").    RCRA establishes regulatory standards administered by the EPA covering the generation, storage, transportation, treatment and disposal of hazardous waste. RCRA contains extensive regulatory requirements related to reporting to the EPA, record keeping, labeling, the use of containers, the furnishing of information to persons handling hazardous waste and the tracking of hazardous waste from the point of generation to the point of disposal, including through transportation manifests.

        Waste is not considered hazardous unless it contains certain qualities or concentration levels, meets specified descriptions or exhibits specific hazardous characteristics. The EPA has not listed most types of medical waste and infectious medical waste as hazardous waste, nor has the EPA designated infectiousness as one of the characteristics of a hazardous waste. Thus, the handling of infectious medical waste is not currently subject to RCRA, although the EPA has issued informal guidance outlining practical approaches to infectious waste management.

        The Company's service agreements with waste generators require such customers to exclude various forms of hazardous and radioactive materials from the waste that they provide to the Company for disposal.

        DOT Regulations.    The Company's medical waste transportation activities are subject to federal regulation by the DOT pursuant to the Hazardous Waste Materials Transportation Act of 1994. The DOT regulations contain packaging and labeling requirements imposed on different waste categories depending on the perceived hazards of each category. The regulations impose the most stringent requirements on packages containing over four liters gross volume of "etiologic agents," which are defined as "viable microorganism(s) or (their) toxin(s), which cause or may cause human disease," and are limited to certain agents listed in the Hazardous Materials Regulations. These standards are intended to prevent the release of such agents into the environment. The DOT requirements are intended to supplement etiologic waste regulations promulgated by the Public Health Service of the U.S. Department of Health and Human Services.

        A significant portion of the waste handled by the Company is "regulated medical waste," as defined in the DOT regulations, which includes cultures and stocks, pathological waste, human blood and any blood products, sharps, animal waste and isolation waste. Packages containing these wastes must be rigid, leak-resistant, impervious to moisture, of sufficient strength to prevent tearing or bursting while under normal conditions of use and handling, sealed to prevent leakage during transport, puncture-resistant and tightly sealed for fluids in quantities greater than 20 cubic centimeters. The DOT regulations also prescribe labeling standards for all infectious and regulated waste and testing protocols for manufacturers and suppliers of packaging.

        In addition, the Company may be subject to regulation by the Interstate Commerce Commission pursuant to a number of other statutes and regulations, some of which specifically pertain to the transport of medical waste and which address, among other things, vehicle operating procedures and the training of persons to operate commercial vehicles.

        The Company's drivers are trained in the appropriate handling and transport of regulated hazardous materials, medical waste and infectious substances. Employees are qualified to deal with emergency spills and releases of materials, and the Company has a written contingency plan for these events. The Company's vehicles are outfitted with spill control equipment, and the drivers are trained in its use.

        Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA").    CERCLA established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If the Company were found to be a responsible party for a particular site, the Company could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable. This result could occur if the Company was unable to identify other responsible parties, or if those parties were financially unable to contribute money to the cleanup.

        Federal Food, Drug and Cosmetic Act.    The Company is subject to regulation by the FDA and the corresponding agencies of the states in which the Company sells its products. Such regulation, among other things, relates to the testing, marketing, export and manufacture of medical devices. The FDA considers sharps containers used by the Company to transport and dispose of sharps to be "medical devices," as defined under the Federal Food, Drug and Cosmetic Act, and as such, the Company and its facilities are subject to inspection by the FDA on a regular basis to determine compliance with applicable federal requirements.

        State and Local Regulation.    The states in which the Company operates generally have their own regulations governing the storage, treatment, labeling, transport and disposal of regulated medical waste. Although there are differences among state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, that affect the Company's operations.

        States usually regulate medical waste as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of regulated medical waste include microbiological waste (cultures and stocks of infectious agents), pathology waste (human body parts from surgical procedures and autopsies), blood and blood products and sharps. Most states require segregation of different types of medical waste at hospitals or other locations where they were created. A majority of states require that the universal biohazard symbol or a similar label appear on medical waste containers. Storage regulations may apply to the party generating the waste, the treatment facility, the transport vehicle or all three. Storage rules seek to identify and secure the storage area for public safety as well as set standards for the manner and length of storage. Many states require employee training for safe environmental cleanup through emergency spill and decontamination plans and require that transporters carry spill equipment in their vehicles.

        The Company maintains numerous state and local governmental permits and licenses to conduct its business. These permits vary from state to state based upon the Company's activities within that state and on applicable state and local laws and regulations and include transport permits for solid waste and regulated medical waste; permits to construct and operate transfer stations; and various business operator licenses. Several states in which the Company currently operates require waste transportation permits. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally require driver safety and training and proper waste packaging, labeling and tracking. The Company currently holds all necessary hauling permits in each state in which it conducts operations. There can be no assurance, however, that any of the Company's current permits will be renewed, or that if the Company is able to identify and secure waste processing facilities or additional transfer stations, all necessary permits will be obtained or that if such permits are granted that they will be granted in a timely manner or under conditions that will be acceptable to the Company.

        Companies in the medical waste disposal industry often face resistance to their permit applications from local and regional organizations, citizens groups and residents because of the nature of waste and the perceived threat to the environment and public health caused by waste transportation and processing. It is often necessary for the Company to conduct a public relations campaign, with an emphasis on education, to overcome local opposition, which is often highly political and emotional. Once granted, permits are often subject to continuing review and may be challenged either in court or otherwise even after construction or operations have commenced. Accordingly, the Company's operations could be subject to suspension or termination even after substantial funds have been expended in reliance upon state or local regulatory approvals.

        If the Company were to construct any new waste transfer facilities in the future, the Company would be required to first obtain a construction permit. Once a facility is constructed, the state may issue public notice of its intent to issue an operating permit and may provide an opportunity for public opposition or other action that could impede the Company's ability to construct or operate a planned facility.

Services and Operations

        The Company collects regulated medical waste from medical waste generators, including hospitals, clinics, medical and dental offices, veterinarians, laboratories, mortuaries and retirement homes, and transports such waste to third-party facilities for disposal. In addition to regulated medical waste collection and transportation, the Company provides programs to assist customers to promote the safe handling of medical waste and to comply with federal and state requirements applicable to their operations.

        The Company currently owns or leases seven facilities, five of which are transfer stations, which are temporary storage facilities used in connection with the transport of regulated medical waste, and all of which are sales and transportation facilities that are used to house regional sales personnel and to maintain and service waste transportation vehicles. Since the closure by the Company of its waste treatment facilities in Birmingham, Alabama and Springhill, Louisiana in December 2001, the Company no longer owns or leases any waste disposal or treatment facilities, such as incinerators and autoclaves.

Following such closures, the Company has contracted with Stericycle, which also owns all of the capital stock of WSI, the Company's majority stockholder, to provide treatment and disposal services for the regulated medical waste that it collects and transports from its customers. The Company's management decided to completely outsource waste treatment services in order to minimize overall treatment and disposal costs and to avoid significant capital costs associated with upgrading and maintaining these facilities to comply with more restrictive EPA requirements.

        The Company believes that to remain competitive in the regulated medical waste industry it is critical to provide customers with a total program for their regulated medical waste compliance problems. In addition to collection and transportation, the Company also provides a variety of waste management services, including training of customer employees on the handling of regulated medical waste, educating customers on the latest governmental regulations, providing containers for disposal and documenting and tracking medical waste from pickup to ultimate disposal. In addition, the Company offers training and consulting services to its health care customers to assist them in reducing the amount of regulated medical waste they generate and to improve safety and OSHA regulatory compliance in their workplace.

        Collection.    The Company contracts with customers that generate regulated medical waste to collect their regulated medical waste on a regular schedule pursuant to a negotiated fee structure. Schedules for pickup can vary from several times per week to once a month, depending on the volume of waste produced by a customer. Each waste customer is responsible for packing its waste in containers provided to it by the Company. The containers are placed at designated collection areas on the customer's premises, and the Company sends its truck to pick up the waste. If a waste generator has sufficient volume, the Company places a trailer or bulk reusable storage container(s) at the premises, which the Company picks up for ultimate disposal at a waste treatment facility.

        The Company's policy is to accept regulated medical waste from customers only if it is packaged in containers provided or approved by the Company. The Company furnishes its customers with multiple containers, including reusable plastic carts, plastic reusable containers and rigid cardboard containers for disposal of medical waste. In order to comply with state and federal regulations, these containers contain the universal biohazard symbol to draw attention to their contents and are lined with specialized plastic bags and sealed to minimize potential contact with health care workers and medical waste handlers.

        The Company believes that its emphasis on proper containerization results in safer regulated medical waste disposal and minimizes potential hazards or liabilities to the Company and its customers. Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The rigid reusable plastic containers furnished by the Company to its customers are designed to contain certain types of regulated medical waste, such as hypodermic needles, scalpels and other sharps. The use of these plastic containers has the potential to lower costs to the Company, since they can be reused and are generally larger than disposable boxes and can therefore hold greater volumes of waste. They are also designed to maximize the loads that will fit within the cargo compartments of standard trucks and trailers.

        Transportation.    An important element of the Company's business strategy is to maximize the efficiency with which it collects and transports regulated medical waste. The Company operates a specially equipped fleet of trucks, tractors and trailers (dry and refrigerated) to provide strict control of transportation services for the acceptance and transportation of containerized regulated medical waste. These vehicles collect reusable containers or corrugated boxes of regulated medical waste from customers at intervals depending upon customer requirements, terms of service and volume of regulated medical waste produced. The waste is then transported directly to a treatment facility or to one of the Company's transfer stations where the shipment is consolidated with other medical waste containers and transported to a treatment facility. The Company attempts to maximize the number of stops by such vehicles on each route and uses a tracking system for these collection vehicles that helps to improve efficiency.

        Drivers are trained in DOT procedures for the transportation of regulated medical waste, and the Company has in place contingency plans to respond immediately to any type of spill, leakage or other emergency that may occur during transportation and provides emergency services to customers upon request.

        Transfer Stations.    The use of transfer stations is an important component of the Company's collection and transportation operations. The transfer of regulated medical waste, generally from a small local pickup vehicle to a large transport trailer, is necessary to consolidate and transport waste in an economical fashion to regional processing centers. Smaller loads of waste containers are temporarily held at the transfer stations until they can be consolidated into full truckloads and transported to a treatment facility.

        The Company currently operates five transfer stations in Fresno, Texas, Jackson, Mississippi, Bismark, Arkansas, Springhill, Louisiana and Birmingham, Alabama. Each transfer station is licensed, as appropriate, by state, county and municipal governmental authorities. After receiving local approvals, such as necessary zoning or special use permits, application may be made to the appropriate state solid waste authority for an operating license. Most states permit such transfer operations under their solid waste regulatory authority or their department of health.

        Documentation and Reporting.    In accordance with law, the Company provides complete documentation to its customers for all regulated medical waste that it collects. The bar code label affixed to each of the Company's medical waste containers is used in conjunction with computers, laser scanners and digital scales to document the handling, treatment, disposal and weighing of the customer's regulated medical waste stream. Bar coded containers allow proper documentation and tracking of waste and comply with applicable regulations concerning packaging and labeling of regulated medical waste.

        The Company provides its customers on a regular basis with medical waste destruction reports documenting the acceptance, transportation, treatment and third-party verification of medical waste disposal. The Company's detailed documentation provides information on all waste it accepts, including the individual container bar code number, point of origin, date and time of pickup, date and time of treatment, weight at the time of treatment and a certificate of destruction. The Company believes that this documentation system meets all applicable local, state and federal regulations regarding packaging, labeling and proof of disposal of waste materials. Such documentation is sometimes used by customers to show compliance with these regulations.

        Disposal.    The two most common methods of treating regulated medical waste are incineration and steam sterilization, or autoclaving. Alternate methods include chemical disinfection, microwave and numerous other specialized and experimental techniques. Incineration burns medical waste at high temperatures and reduces the waste to ash and metal. Incineration has the advantage of significantly reducing the volume of waste, though it has come under increasing scrutiny by environmentalists and regulators due to emissions generated during processing. As a result, the cost of developing incineration facilities or to upgrade existing facilities to meet regulatory standards is significant. Autoclaving treats regulated medical waste with steam at high temperature and pressure to kill pathogens. Since autoclaving alone does not change the appearance of waste and some landfills may not accept recognizable medical waste, autoclaving is often combined with shredding or grinding to render medical waste unrecognizable.

        Upon arrival at a treatment facility, containers or boxes of regulated medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. After inspection, the regulated medical waste is treated through incineration, autoclaving or some other accepted method. Once treated, the resulting waste or incinerator ash is transported for resource recovery, recycling or disposal in a landfill operated by parties unaffiliated with the Company. If plastic containers have been used to hold the waste, such containers are washed, sanitized and returned to customers for reuse.

        The Company utilizes permitted treatment facilities, including incinerators and autoclaves, throughout its operating territory, though it no longer owns or leases any of these facilities. The Company formerly operated two incinerators and a Chem-clave™ unit in Springhill, Louisiana. In December 2001, the Company's management decided to permanently idle these facilities in order to avoid significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements and to reduce overall treatment costs. The Company also holds a treatment permit at a leased location in Birmingham, Alabama where the Company formerly operated an incinerator and a microwave unit, although these facilities were also idled in December 2001. The Company intends to maintain treatment permits at these existing locations, including (i) air quality permits relating to emissions; (ii) solid waste permits relating to storage, receipt and treatment of medical waste, the storage and disposal of residues from the treatment facilities and ancillary air pollution control equipment relative to incinerators; (iii) waste-water discharge permits; (iv) storm water discharge permits; (v) site permits, such as zoning or special use permits; (vi) building permits; and (vii) occupancy permits. The Company believes that these permits are transferable in the event that the Company sells these facilities to a third party in the future. Air quality permits and site permits, and in some cases solid waste permits, can be difficult to obtain, and may take a year or longer to be issued.

        In December 2001, the Company determined that it would be more cost-effective for the Company to outsource, than to internally perform, the treatment and disposal services of the regulated medical waste that the Company collects from its customers. Thereafter, the Company contracted with Stericycle to provide such treatment and disposal services, though the Company independently tracks and records the movement of its customers' regulated medical waste through all phases of handling and treatment in compliance with governmental regulations. The Company selected Stericycle to provide its treatment and disposal services because of Stericycle's fee structure and because of the number and location of Stericycle's treatment and disposal facilities.

        Although Stericycle currently treats and disposes of all of the regulated medical waste that the Company collects, the Company believes there is ample treatment and disposal capacity with other third-party entities in the areas in which the Company does business. Further, the Company believes that if for any reason the Company or Stericycle chose not to continue to have Stericycle perform the Company's treatment and disposal services, the Company could contract with other vendors for these services on substantially the same terms and conditions that it now has with Stericycle. However, there can be no assurance that agreements for these services with other third-party providers could be entered into quickly or at as low a cost as the Company currently experiences, and any substantial delay or cost increase with new third-party providers could have a material adverse effect on the Company's operations and financial condition. The Company continually monitors the costs and benefits of (i) its contractual relationship with Stericycle for treatment and disposal services, and (ii) outsourcing its customers' treatment and disposal services versus internally performing those services. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Part III, Item 13, Certain Relationships and Related Party Transactions.

        Safety Training and Consultation.    Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding that practitioners demonstrate continual vigilance against such risks. OSHA regulations require annual training of all personnel who potentially come in contact with blood-borne pathogens and documentation of procedures, clean-up plans and training of such personnel. The Company has developed programs to train employees of customers in the proper methods of handling, segregating and containerizing regulated medical waste to reduce potential exposure to employees. The Company instructs health care workers in the proper methods of handling, recording and documenting their regulated medical waste stream to comply with local, state and federal regulations. It also trains the customer's staff in the handling of disposable and/or reusable sharps containers. The Company will, on request, review a customer's internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of regulated medical waste within the customer's facility from its creation to the point of its acceptance by the Company. Safety training and related services are not presently a significant portion of the Company's revenues.

        Employees.    As of December 1, 2003, the Company had approximately 89 full-time and three part-time employees. Three of the Company's employees are employed in executive and administrative capacities, and the remaining are in transportation operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements. The Company considers its employee relations to be good.

Customers

        The Company's customer base is diverse, with about 8,500 accounts in Texas, Louisiana, Mississippi, Alabama, Arkansas, Florida, Georgia, Oklahoma and Tennessee, including approximately 6,500 small medical waste generators, such as outpatient clinics, physician and dental offices, veterinarians, mortuaries and retirement homes, and approximately 2,000 large medical waste generators, such as hospitals, regional medical centers, pharmaceutical facilities and medical testing laboratories.

        The Company has entered into long-term contracts with substantially all of its customers. Although the Company has a standard form of agreement, the terms of service agreements may vary depending upon the customer's service requirements, the volume of regulated medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions concerning the frequency of collection, pricing, documentation for tracking purposes and the types of waste that will be accepted by the Company. Each agreement also specifies the customer's obligation to pack its medical waste in approved containers. Service agreements are generally for a period of five years, with automatic term renewals at the end of the initial term. The Company may set the prices charged to customers based on the number of containers collected, the weight of the medical waste collected, the number of collection stops made on the customer's route, the products and compliance services provided and other factors. Many payment options are available, including flat monthly, quarterly or annual charges.

        The Company is not dependent upon a single customer or a few customers, and no single customer accounted for over 1% of the Company's revenues during the years ended September 30, 2001, 2002 and 2003. The Company's management does not believe that the loss of any single customer would have a material adverse effect on the Company's business, financial condition or results of operations.

Sales and Marketing

        The Company divides its market into two categories within each geographic region that it serves: the hospital market and the professional market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and major medical complexes. The professional market consists primarily of physician and dental offices, laboratories, nursing and convalescent homes, veterinarians and mortuaries. The Company's management believes that more stringent federal regulations affecting medical waste will enable the Company to improve its marketing efforts to large medical waste generators because the additional costs that they will incur to comply with these regulations will make the costs of the Company's services more attractive, relative to their use of their own incinerators. In addition, the trend toward consolidation of hospitals, medical clinics and physicians' offices into managed health care networks may provide companies with existing medical facility contracts, such as the Company, an advantage in securing contracts with newly affiliated network members.

        The Company uses a multi-part strategy to increase its presence and customer base in a particular geographical market. Company representatives meet personally with a prospective customer to describe the Company's services and to negotiate a services agreement that reflects the prospective customer's service needs. The Company also utilizes an aggressive customer service program to produce new customer leads as well as to ensure continued customer satisfaction and loyalty. The Company continues to seek endorsements or referral relationships with hospitals and professional associations in its market areas in order to achieve a mix of both hospital and professional accounts.

        The Company also markets its services by producing publications and information related to customer compliance with applicable governmental regulations. The Company produces and distributes to its customers an OSHA compliance manual to assist them in complying with various OSHA regulations. The Company also provides a quarterly newsletter to update customers on developments related to federal regulations applicable to medical waste management and to address issues that may effect their facilities.

Competition

        The market for regulated medical waste collection and processing services is highly competitive and requires substantial labor and capital resources. The Company experiences intense competition from national, regional and local waste collection companies as well as national, regional and local companies providing integrated medical waste services such as disposal and treatment. These companies compete directly with the Company for business from medical waste generators located in the Company's regional markets. The Company also faces competition from large waste generators, such as hospitals and regional medical centers, who choose to manage their waste internally rather than using the services of a third party, such as the Company. Those generators typically purchase disposable containers from one of several manufacturers, use their own personnel to collect and replace containers when full and dispose of the containers and waste with on-site incinerators or other equipment. In addition, the Company competes with businesses and other organizations that are attempting to market and sell alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products. Stericycle, which is currently the largest medical waste management company in North America, also operates in the Company's operating markets and directly competes with the Company for business. See Part III, Item 13, Certain Relationships and Related Transactions.

        The Company competes for service agreements primarily based on cost-effectiveness, the range of services provided, the quality of service and geographic location. The Company also competes by demonstrating to potential customers that the Company can more effectively reduce their potential liability under applicable governmental regulations. The Company's ability to obtain new service agreements may be limited by the fact that a potential customer's current waste services provider may have an excellent service history or a long-term service contract or may offer to the potential customer lower prices than those offered by the Company.

Potential Liability and Insurance

        The regulated medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. Potential liability claims could involve, for example, cleanup costs, personal injury, environmental damage, employee claims, property damage, alleged negligence or professional errors or omissions in the planning or performance of work.

        The Company carries a range of insurance coverage, including a comprehensive general liability policy with a combined single limit for bodily injury and property damage and an excess umbrella liability policy. See Part III, Item 13, Certain Relationships and Related Transactions. The Company also carries transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during waste transport. The Company's management believes that the types of insurance that the Company carries and the amounts of coverage are sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets and operations. However, there can be no assurance that the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain its current insurance at existing levels and prices. The Company could potentially be subject to claims under CERCLA or similar state laws resulting in substantial liability for which the Company is uninsured and which could have a material adverse effect on its business.

Recent Acquisition

        The Company continues to assess possible acquisitions of other companies or assets to increase its service offerings and its customer base. On June 10, 2003, the Company purchased certain customer contracts and the trade name of PMT USA, Inc., d.b.a. Air & Sea Environmental ("Air & Sea"), a medical waste management services company located in Houston, Texas, for a purchase price of $504,300 in cash. This acquisition expanded the Company's customer base in the Houston metropolitan area.

        From time to time in the future, the Company may pursue selected acquisitions that either expand or complement its business in new or existing markets. There can be no assurance that the Company will be able to identify and to acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company's business. The Company is not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate.

Item 2. Properties

        The Company's principal executive offices, located in Grand Prairie, Texas, occupy approximately 3,200 square feet of office space under a lease expiring on December 31, 2005, under which the Company paid approximately $39,497 during the year ended September 30, 2003. The Company relocated its principal executive offices from Shreveport, Louisiana to Grand Prairie, Texas in June 2002. The Company also leases or owns the following facilities:

LOCATION	TYPE OF FACILITY	OWNED/LEASE
Schertz, Texas	Sales & Transportation	Leased
Grand Prairie, Texas	Sales & Transportation	Leased
Fresno, Texas	Sales & Transportation, Transfer Station	Owned
Birmingham, Alabama	Sales & Transportation, Transfer Station	Leased
Jackson, Mississippi	Sales & Transportation, Transfer Station	Owned
Springhill, Louisiana	Sales & Transportation, Transfer Station	Owned
Bismark, Arkansas	Sales & Transportation, Transfer Station	Leased

        The Company believes that its facilities are adequate for its current and foreseeable needs.

Item 3. Legal Proceedings

Dispute with WSI and Stericycle as to the Conversion Rate for the Preferred Stock

        Pursuant to the terms and conditions of the respective certificates of designations governing the Series B Preferred Stock and the Series C Preferred Stock, all issued and outstanding shares of Preferred Stock automatically converted into shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), on April 6, 2003. Prior to April 6, 2003, WSI and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI's ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

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

        The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock relating to the conversion of the Preferred Stock. On April 2, 2003, the

Company, WSI and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the "Agreement to Defer Conversion"), pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

Judicial Filings Regarding the Conversion Rate of the Preferred Stock

        On May 9, 2003, the Company filed a declaratory judgment action in the 269th District Court in Harris County, Texas (the "Court") seeking a judicial determination of the appropriate conversion rate of the Preferred Stock. The Company filed the declaratory judgment action in connection with James T. Rash, et. al. v. Waste Systems, Inc., the Company and certain of the Company's former directors and officers (the "1995 Action"), which was the original proceeding pursuant to which the Preferred Stock was issued by the Company.

        Following a hearing in the 1995 Action and for jurisdictional reasons, the Company elected to initiate a new action (the "2003 Action"), and on August 22, 2003, filed an original petition for declaratory judgment and to enforce the Settlement Agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. In this petition, the Company requests the Court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm the issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003.

        On October 3, 2003, WSI filed a motion to enforce judgment in the 1995 Action and to have the Court declare that the Preferred Stock is convertible into 36,904,761 shares of Common Stock. The Company opposed WSI's motion to enforce the judgment. Following a hearing, the Court abated WSI's motion on November 10, 2003.

        On October 24, 2003, Don Smith, Ghere-Smith Interests, Inc., Tidel Technologies, Inc. f/k/a American Medical Technologies, Inc., Jim Rash, individually and in his capacity as representative of the certified class of minority shareholders of 3CI, and Larry Robb, individually and as proposed co-representative of the same certified class (collectively, the "Minority Stockholders"), answered and/or intervened in the 2003 Action, cross-claimed against WSI and filed a third-party petition against Stericycle.

        The Minority Stockholders have asserted, on behalf of all minority stockholders of 3CI, many of the same claims of fraud, breach of fiduciary duty, unjust enrichment and other acts of minority stockholder oppression, as they have alleged in the Louisiana Suit (as defined and discussed below). In addition, the Minority Stockholders have asked the Court to deny 3CI's request for declaratory relief, find that Stericycle and WSI have abused their duties to the minority stockholders and declare that Stericycle and WSI, among other things, (i) forfeit all fees, payments, dividends, warrants, preferred stock, common stock, profit shares and all other forms of value which Stericycle and WSI have extracted from 3CI and its minority owners, (ii) pay actual damages of at least $28 million and reasonable punitive damages, and (iii) buy the capital stock of the minority stockholders of the Company at the relative value of 3CI's shares to Stericycle's shares at the time Stericycle gained control over 3CI, i.e. one share of Stericycle common stock for every five shares of Common Stock.

        On December 3, 2003, Stericycle filed its original answer to the Minority Stockholders' third-party petition, and on December 24, 2003, WSI filed its answer and counter-petition in the 2003 Action. In their respective filings, Stericycle and WSI have denied all material allegations and reasserted their claims that the Preferred Stock is convertible into 36,904,761 shares of Common Stock. The parties are currently conducting discovery in the 2003 Action.

        As of September 4, 2003, the full Board unanimously appointed a Special Committee to act on behalf of the Company in connection with the Company's dispute with WSI and Stericycle as to the appropriate conversion rate of the Preferred Stock. See Part III, Item 10. Directors and Executive

Officers of the Registrant, for a further description of the Special Committee's authority, and Part III, Item 13. Certain Relationships and Related Transactions—Litigation.

Louisiana Minority Stockholder Litigation

        On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company's minority stockholders, and derivatively on behalf of the Company (collectively, the "Louisiana Plaintiffs"), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al., in the First Judicial District Court, Caddo Parish, Louisiana (the "Louisiana Suit"). In this suit, the Louisiana Plaintiffs assert numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against Stericycle, the four directors of 3CI who are also affiliates of Stericycle, and the President and Chief Executive Officer of the Company (collectively, the "Louisiana Defendants").

        The Louisiana Plaintiffs contend that since Stericycle's acquisition of WSI in September 1998, Stericycle has unfairly and improperly exercised control over 3CI to the detriment of the Company's minority stockholders in contravention of various contractual, common law and statutory duties. Among other things, the Louisiana Plaintiffs allege that the Louisiana Defendants have (i) deprived the Company of revenues by imposing unfavorable loan obligations and avoidable expenses on the Company; (ii) usurped 3CI's business and business opportunities and diverted its assets for Stericycle's benefit; and (iii) depressed the value of the Common Stock. The Louisiana Plaintiffs further allege that Stericycle has breached an agreement entered into for the protection of 3CI's minority stockholders in connection with Stericycle's acquisition of WSI.

        Based on these and other allegations, the Louisiana Plaintiffs seek to recover actual and punitive damages and a variety of equitable and other relief, including forfeiture or rescission of various disputed transactions, a constructive trust of all benefits Stericycle has derived on business usurped from the Company or not offered to the Company and an order requiring Stericycle to buy the capital stock of the minority stockholders of the Company at the relative value of the Company's shares to Stericycle's shares at the time Stericycle gained control over the Company, i.e. one share of Stericycle common stock for every five shares of the Company's Common Stock.

        On or about October 27, 2003, the Louisiana Plaintiffs filed their First Amended Petition adding the Company as a derivative defendant. The Company has not yet answered this petition. However, the other parties in the Louisiana Suit currently are proceeding with discovery. The Company does not have sufficient information to predict the outcome of the Louisiana Suit.

        As of January 8, 2004, the Board expanded the authority of the Special Committee to investigate all allegations made by the Louisiana Plaintiffs and to act on behalf of the Company with regard to all of the issues in the Louisiana Suit, the 1995 Action and the 2003 Action. See Part III, Item 10—Directors and Executive Officers of the Registrant, for a further description of the Special Committee's authority.

Other

        On March 25, 2003, one of the Company's trailers was involved in an accident with another vehicle in which the driver of the vehicle sustained certain injuries. On May 29, 2003, the driver of the vehicle filed cause no. 03-0898-CV, Scott Biram v. 3CI Compliance Corp. and Bryan Keith Bishop, in the 25th Judicial District Court of Guadalupe County, Texas. In this suit, the plaintiff has alleged negligence, gross negligence and malice and seeks actual and exemplary damages in an unspecified amount against the Company and the Company's employee driving the trailer involved in the accident. This suit is currently in the discovery stage, and the Company cannot at this time predict the outcome of this litigation. The Company believes that it has sufficient insurance to cover any potential damages that could result from this litigation.

        The Company is a defendant in Medical Waste Services of America LLC v. American 3CI Complete Compliance Corporation, cause no. 02-65105, in the 151st Judicial District Court of Harris County, Texas. In this suit, the plaintiff seeks approximately $818,800 in damages, interest and attorney's fees for failure to pay for treatment of medical waste and for breach of contract. Plaintiff alleges that the Company has failed to pay for treatment and disposal of medical waste at the plaintiff's Birmingham, Alabama facility. Further, plaintiff alleges that the Company agreed to deliver an additional amount of medical waste to plaintiff's facility for treatment and disposal at a predetermined price, which the Company has failed to do. 3CI contends that the plaintiff has breached the contract by unilaterally increasing the contract price. The parties are currently in discovery, and the Company cannot at this time predict the outcome of this litigation.

        The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, results of operations or net cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on September 3, 2003 to elect seven directors of the Company. Of the 9,739,611 shares of Common Stock issued and outstanding as of July 14, 2003, which was the record date for the meeting, 8,047,678 shares of Common Stock were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

        The only proposal submitted to a vote at the meeting was the nomination of Jack W. Schuler, Stephen B. Koenigsberg, Kevin J. McManus, Mark C. Miller, Frank J. M. ten Brink, Anthony J. Tomasello and Robert M. Waller to serve as directors of the Company until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. All of the persons nominated for election as directors of the Company received the favorable vote of the holders of a majority of the shares of Common Stock present at the meeting, whether in person or by proxy, and entitled to vote for such nominee. The votes received by each of the nominees at the meeting were as follows:

Jack W. Schuler	FOR:	8,015,090	AGAINST:	0	ABSTAIN:	32,593
Stephen B. Koenigsberg	FOR:	8,015,085	AGAINST:	0	ABSTAIN:	32,593
Kevin J. McManus	FOR:	8,015,090	AGAINST:	0	ABSTAIN:	32,593
Mark C. Miller	FOR:	8,015,093	AGAINST:	0	ABSTAIN:	32,593
Frank J. M. ten Brink	FOR:	8,015,093	AGAINST:	0	ABSTAIN:	32,593
Anthony J. Tomasello	FOR:	8,015,093	AGAINST:	0	ABSTAIN:	32,593
Robert M. Waller	FOR:	8,015,085	AGAINST:	0	ABSTAIN:	32,593

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "TCCC.OB." The following table provides the high and low bid quotations for the OTC Bulletin for each of the quarterly periods indicated for the fiscal years ended September 30, 2003 and 2002. These quotations indicated the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL 2002:
First Quarter	$0.34	$0.20
Second Quarter	$0.43	$0.20
Third Quarter	$0.40	$0.24
Fourth Quarter	$0.33	$0.16
FISCAL 2003:
First Quarter	$0.28	$0.16
Second Quarter	$0.32	$0.21
Third Quarter	$0.29	$0.14
Fourth Quarter	$0.33	$0.11

        As of January 9, 2004, there were 246 owners of record of the Company's Common Stock, and the per share closing sale price of the Common Stock on January 9, 2004 was $0.33.

        The Company has not declared or paid any cash dividends on the Common Stock. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Item 6. Selected Financial Data

        The following information is derived from the Company's audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

	Year Ended September 30,
	2003	2002 Restated(b)	2001 Restated(b)	2000 Restated(b)	1999
Selected Statement of Operations Data:
Revenues	$14,127,896	$15,825,284	$18,818,157	$17,216,778	$18,121,295
Costs and expenses:
Cost of Services	8,677,416	10,204,857	12,753,066	12,077,440	12,609,173
Selling, general and administrative	3,557,809	2,992,753	2,674,155	2,859,392	3,030,843
Depreciation and amortization	600,728	703,794	1,597,229	1,704,262	1,750,702
Write-down of fixed assets(a)	—	—	2,631,885	—	—
Interest expense	165,918	466,842	885,449	1,021,850	911,411
Other (income) expense, net	215,834	227,211	165,273	140,390	(752,476)

Income tax benefit	(3,483,616)	—	—	—	—
Net income (loss)	$4,393,807	$1,229,827	$(1,888,900)	$(586,556)	$571,642

Basic net income (loss) per common share	$0.33	$0.13	$(0.21)	$(0.06)	$0.06

Diluted net income (loss) per common share	$0.25	$0.07	$(0.21)	$(0.06)	$0.03

Selected Balance Sheet Data:
Working capital (deficit)	$1,678,070	$1,850,796	$(2,533,225)	$(4,413,428)	$(4,903,722)
Property, plant and equipment, net	2,244,155	2,947,393	3,583,751	7,611,533	8,819,935
Total assets	10,543,661	8,000,850	8,661,677	11,925,397	13,065,607
Long-term debt, current maturities	—	—	369,023	447,948	739,401
Long-term debt, net of current maturities	—	—	334,416	702,760	1,120,241
Long-term debt, affiliated lender, current maturities	1,123,537	1,002,433	5,229,379	5,629,379	5,774,165
Long-term debt, affiliated lender, net of current maturities	1,302,108	2,888,202	—	—	—
Shareholders' equity	6,737,747	2,289,811	1,059,984	2,878,517	3,347,619

(a)
Refer to Note 4 to the audited financial statements for further discussion.

(b)
As discussed in Note 11 to the audited financial statements, the Company has restated its 2000, 2001 and 2002 financial statements to reflect the reversal of preferred stock dividend declarations previously reflected in the financial statements of those years. The impact of this restatement is as follows:

	Net income (loss) per share
	2002		2001		2000		Stockholder's equity
	Basic	Diluted	Basic	Diluted	Basic	Diluted	2002	2001	2000
As previously reported	$0.06	$0.06	$(0.30)	$(0.30)	$(0.12)	$(0.12)	$247,251	$(344,953)	$2,380,967
Adjustment	0.07	0.01	0.09	0.09	0.06	0.06	2,042,560	1,404,937	497,550

As restated	$0.13	$0.07	$(0.21)	$(0.21)	$(0.06)	$(0.06)	$2,289,811	$1,059,984	$2,878,517

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following is a discussion of some events that may allow a better understanding of the progression of the Company's financial position and operating results.

        In 2001, the Company closed all of its treatment facilities, which consisted of two incinerators and a Chem-clave™ unit in Springhill, Louisiana, and an incinerator and a microwave unit located in Birmingham, Alabama. These facilities were idled as opposed to the Company expending significant capital costs to upgrade and maintain the equipment to comply with recently enacted and more restrictive EPA requirements. Subsequently the Company commenced alternative treatment and disposal through external sources. The Company continues to provide collection, transportation and documentation services at its Springhill and Birmingham locations. Once the treatment equipment was idled and after considering the necessary upgrades to the existing facilities as well as the treatment capacity and costs available from other sources, the Company determined that this equipment had no remaining value. As a result, the treatment-related assets were written down to their fair value of zero. The write-down of fixed assets totaled $2,631,885 and is reflected on a separate line on the statement of operations for the fiscal year ended September 30, 2001, and is also reflected in the decrease in fixed assets and total assets.

        The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company's only borrowed indebtedness consists of money borrowed from WSI under an amended and restated promissory note dated October 1, 1998, as further amended (the "WSI Note"). As of September 30, 2003, and December 31, 2003, the outstanding balances under the WSI Note were in the aggregate principal amounts of approximately $2,425,645 and $2,148,953, respectively. See Liquidity and Capital Resources herein and Note 7 to the audited financial statements.

        There are various unanimous written consents of the Board dated from May 12, 2000 to December 31, 2002, which declare dividends on the outstanding shares of Preferred Stock (the "Unanimous Consents"). All of these Unanimous Consents declaring the Preferred Stock Dividends called for payment in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. However, none of these Unanimous Consents are executed by all of the individuals who were members of the Board at the dates of such Unanimous Consents. On December 11, 2003, the Company obtained an opinion of counsel expert in Delaware corporate law that (i) the declarations of dividends on the Preferred Stock had not been effective to declare and obligate the Company to pay such dividends and (ii) since pursuant to the terms and conditions of the respective certificates of designations governing the Preferred Stock, all of the outstanding shares of Preferred Stock automatically converted into shares of Common Stock on April 6, 2003, dividends cannot now lawfully be declared and paid on the Preferred Stock. Accordingly, the Company has removed (i) the dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (ii) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows.

        The Company has been advised by WSI, Stericycle and the four directors on the Board who are affiliated with WSI and Stericycle that they believe that the Company is obligated to pay the dividends that the Company previously recorded as payable on the Preferred Stock, under the circumstances described in the Board resolutions declaring such dividends (i.e., as and when the Board may direct), and that this obligation is unaffected by the Agreement to Defer Conversion. Due to the announced position of WSI, Stericycle and their affiliated members of the Board on the Preferred Stock Dividends, the Company has determined the amount of the Preferred Stock Dividends to be a contingent liability of $2,203,717. See Part III, Item 13, Certain Relationships and Related Transactions

and Notes 11, 12 and 15 to the audited financial statements, regarding the Company's accounting for such dividends.

        During the fourth quarter of 2003, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income.

Year ended September 30, 2003 compared to the year ended September 30, 2002

        Revenues decreased by $1,697,388, or 10.7%, to $14,127,896 during the fiscal year ended September 30, 2003, from $15,825,284 for the fiscal year ended September 30, 2002. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

        Cost of services before depreciation and amortization and fixed asset write-down decreased $1,527,441 or 15.0%, to $8,677,416 during the year ended September 30, 2003, compared to $10,204,857 for the year ended September 30, 2002. The decrease was primarily attributable to a decrease in the volume of waste handled and lower treatment and transportation costs. For the year ended September 30, 2003, gross margin before depreciation and amortization and fixed asset write-down increased to 38.6% compared to 35.5% of revenue for the fiscal year ended September 30, 2002.

        Depreciation and amortization expense decreased $103,066, or 14.6%, to $600,728 for the fiscal year ended 2003, from $703,794 for the 2002 fiscal year.

        Selling, general and administrative expenses increased $565,056, or 18.9%, to $3,557,809, or 25.2% of revenue, during the fiscal year ended September 30, 2003, from $2,992,753, or 18.9% of revenue, during the year ended September 30, 2002. This percentage increase is primarily the result of decreased revenue as well as an increase in legal expenses primarily related to the Company's dispute with WSI and Stericycle as to the appropriate conversion rate for the Preferred Stock.

        Interest expense decreased by $300,924, or 64.5%, to $165,918 during the fiscal year ended September 30, 2003, as compared to $466,842 in the fiscal year ended September 30, 2002. This decrease was primarily due to reduced debt and a decrease in the interest rate under the WSI Note, which is variable and tied to the prime interest rate.

        Other income and expense decreased by $11,377, or 5.0%, to $215,834 during the fiscal year ended September 30, 2003, from $227,211 for the fiscal year ended September 30, 2002. This decrease was due to an increase in gains on disposal of equipment.

        Income tax benefit increased to $3,483,616 during the fiscal year ended September 30, 2003. There was no income tax benefit during the fiscal year ended September 30, 2002. The increase was due to the reduction of its valuation allowance related to its deferred tax asset. See Note 8 of the audited financial statements for further discussion.

Year ended September 30, 2002 compared to the year ended September 30, 2001

        Revenues decreased by $2,992,873, or 15.9%, to $15,825,284 during the fiscal year ended September 30, 2002, from $18,818,157 for the fiscal year ended September 30, 2001. This decrease was primarily related to a reduction in the volume of waste handled by the Company. The reduction in volume was attributable to the Company's initial efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable, larger quantity generators.

        Cost of services before depreciation and amortization and fixed asset write-down decreased $2,548,209, or 20.0%, to $10,204,857 during the year ended September 30, 2002, compared to $12,753,066 for the 2001 fiscal year. The decrease was primarily attributable to a decrease in the volume of waste handled and lower treatment and transportation costs. For the year ended September 30, 2002, gross margin before depreciation and amortization and fixed asset write-down increased to 35.5% compared to 32.2% of revenue for the fiscal year ended 2001.

        Depreciation and amortization expense decreased $893,435, or 55.9%, to $703,794 for the fiscal year ended 2002, from $1,597,229 for the 2001 fiscal year. In the fourth quarter of the 2001 fiscal year, the Company wrote down its waste treatment equipment to its fair market value of zero based upon the decision to cease processing waste internally. The write-down of $2,631,885 is reflected as a separate line in the statement of operations for the fiscal year ended September 30, 2001.

        Selling, general and administrative expenses increased $318,598, or 11.9%, to $2,992,753, or 18.9% of revenue, during the fiscal year ended September 30, 2002, from $2,674,155, or 14.2% of revenue, during the year ended September 30, 2001. This increase was primarily the result of decreased revenue as well as an increase in bad debt expense. In June 2002, the Company relocated its offices from Shreveport, Louisiana to Grand Prairie, Texas. The employee turnover due to the move created a delay in billing and collection of accounts receivable which led to the increase to the bad debt reserve. Bad debt expense totaled $396,634 in the 2002 fiscal year compared to $125,021 in the 2001 fiscal year.

        Interest expense decreased by $418,607, or 47.3%, to $466,842 during the fiscal year ended September 30, 2002, as compared to $885,449 in the fiscal year ended September 30, 2001. This decrease was primarily due to reduced debt and a decrease in the interest rate under the WSI Note, which is variable and tied to the prime interest rate.

        Other income and expense increased by $61,938 or 0.05% to $227,211 during the fiscal year ended September 30, 2003, from $165,273 for the fiscal year ended September 30, 2001. The increase was due to an increase in payments made under a profit sharing agreement.

Liquidity and Capital Resources

        During the fiscal years 2003, 2002 and 2001, the Company invested approximately $205,867, $70,145 and $159,831, respectively, for transportation, machinery and equipment at its transportation locations, as well as computer equipment and software.

        The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company's borrowed indebtedness currently consists only of amounts owed to WSI under the WSI Note.

        The WSI Note is payable in monthly payments of $100,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (4% as of December 31, 2003), as such may change from time to time, published under "Money Rates" in The Wall Street Journal (Southwestern Edition) (the "Prime Rate"), not to exceed 13%. As of September 30, 2003, and December 31, 2003, the outstanding balances under the WSI Note were in the aggregate principal amounts of approximately $2,425,645 and $2,148,953, respectively. In addition to the term note facility described above, the WSI Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the WSI Note may be prepaid at any time without penalty. The WSI Note matures on October 1, 2004.

        The WSI Note is subordinated to all security interests under the Shepherd Settlement Agreement (as defined and discussed below), but otherwise is secured by substantially all of the Company's assets. Pursuant to the WSI Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.

        The Company was in default under the EBITDA covenant in the WSI Note at March 31, 2003 and June 30, 2003. However, WSI waived all existing events of default under the WSI Note through June 30, 2003 and did not require the payment of any fees or penalties in connection with such waiver.

        The Company believes that WSI has historically loaned the Company funds on terms and at times when such funding would not have been attainable from other third-party sources. Since June 2003, the Company has not attempted to arrange credit from other third-party sources, but believes that if such funds were available, they would be at higher interest rates and require additional operating and financing restrictions than those under the WSI Note.

        At September 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,555,000 which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2003. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

        During the fourth quarter of 2003, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income. See Note 8 to the Financial Statements.

        At September 30, 2003, the Company had a net working capital of $1,678,070 compared to a net working capital of $1,850,796 at September 30, 2002. This decrease of $172,726 was due to the overall reduction in the Company's accounts receivable.

        Net cash provided by operating activities was $1,857,412 for the year ended September 30, 2003, compared to $2,374,053 for the year ended September 30, 2002. This decrease primarily reflects the Company's decrease in accounts payable due to affiliated companies. Net cash provided by operations was $2,374,053 during the year ended September 30, 2002, compared to net cash provided by operations of $1,116,881 during the year ended September 30, 2001. This increase reflected the Company's increase in net income from operations during the fiscal year ended 2002.

        Net cash used in investing activities for the year ended September 30, 2003, was $683,371 compared to $431 for the fiscal year ended September 30, 2002. This increase is attributed to the purchase of property and equipment and the acquisition of certain assets of Air & Sea. Net cash used in investing activities for the year ended September 30, 2002, was $431 compared to net cash used in investing activities of $87,015 for the fiscal year ended September 30, 2001. This decrease primarily reflects a decrease in capital expenditures.

        Net cash used in financing activities was $1,015,706 in the fiscal year ended 2003 compared to $2,184,465 in the fiscal year ended 2002. This decrease reflects the Company's election to use cash available to retire debt. Cash used in investing activities totaled $2,184,465 for the fiscal year ended 2002 compared to $881,492 during the year ended September 30, 2001. This increase reflected the Company's efforts to reduce affiliated and unaffiliated debt during the year. The Company utilized cash provided by improved cash flows to repay over $2,000,000 in debt during the year.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $1,676,837 for the fiscal year ended September 30, 2003, which reflected a decrease of $723,626 from the corresponding period for 2002, which totaled $2,400,463. This decrease was primarily due to reduced revenue in fiscal 2003. EBITDA decreased $825,200 in fiscal 2002 to $2,400,463 from $3,225,663 in fiscal 2001. This decrease was primarily due to reduced revenue in fiscal 2002.

	Year Ending September 30,
	2003	2002	2001
Net income	$4,393,807	$1,229,827	$(1,888,900)
Interest expense	165,918	466,842	885,449
Income tax benefit	3,483,616	—	—
Depreciation and Amortization	600,728	703,794	4,229,114

EBITDA(1)	$1,676,837	$2,400,463	$3,225,663

(1)
EBITDA is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, and amortization expense to the extent deducted in calculating net income. The Company considers EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Item 7a. Qualitative Disclosures about Market Risks

        The Company's exposure to market risk includes the possibility of rising interest rates in connection with the WSI Note, which would increase the Company's debt service obligation and could adversely effect the Company's cash flows. The interest rate under the WSI Note is variable and tied to the prime rate not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $82,000 over 12 months. The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates. For a further description of the WSI Note, see Part III, Item 13. Certain Relationships and Related Transactions.

Item 8. Financial Statements and Supplementary Data

        The financial statements and financial statement exhibits listed in Part IV, Items 15(a)(1) and 15(a)(2) are annexed to this Report as a separate section.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no disagreements with the Company's independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9a. Controls and Procedures

        As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the CEO and the CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        During the period covered by this Report, the Company has not made any change to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        During the fiscal year ended September 30, 2003, the Board held three meetings, and all of the directors serving during that time attended at least 75% of the meetings of the Board and each committee thereof on which such director served. The Board has established an Audit Committee, a Compensation Committee and a Special Committee.

        Audit Committee.    The functions of the Audit Committee include meeting with independent auditors annually to review financial results, audited financial statements, internal financial controls and procedures and audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of the Company's independent accountants, approves services provided by the independent public accountants before those services are rendered and evaluates the possible effect the performance of those services will have on the accountants' independence. The Board has adopted a written charter for the Audit Committee effective January 22, 2001, a copy of which was attached to the Company's proxy statement filed with the Securities and Exchange Commission ("SEC") on April 2, 2001. The Audit Committee met three times during the 2003 fiscal year and was composed of Frank J. M. ten Brink, David J. Schoonmaker and Robert M. Waller until July 10, 2003, when David J. Schoonmaker was replaced on the Audit Committee by Stephen B. Koenigsberg, and Frank J.M. ten Brink was replaced on the Audit Committee by Kevin J. McManus. All of the current members of the Audit Committee are independent in accordance with the existing requirements of NASDAQ's listing standards. On September 4, 2003, the Board determined that Kevin J. McManus, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert," as that term is defined in SEC Release No. 33-8177. Mr. McManus is independent of the Company's management.

        Compensation Committee.    The Compensation Committee recommends to the Board the compensation for the Company's executive officers, administers, makes awards under the Company's compensation plans and monitors and makes recommendations with respect to the Company's various employee benefit plans. The Compensation Committee met once during the 2003 fiscal year and was composed of Messrs. Schoonmaker, Waller and Tomasello, until July 10, 2003, when Mr. Schoonmaker was replaced on the Compensation Committee by Kevin J. McManus.

        Special Committee.    The Special Committee was established by the Board on September 4, 2003, to act on behalf of the Company in connection with the Company's dispute with WSI and Stericycle as to the appropriate conversion rate of the Preferred Stock. As of January 8, 2004, the Board expanded the authority of the Special Committee such that the Special Committee has the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, the 1995 Action and the 2003 Action, or any actions or proceedings related to any of the foregoing; (ii) make or approve all decisions of the Company related to the Louisiana Suit, the 1995 Action and the 2003 Action, including the Company's filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suits; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee did not meet during the 2003 fiscal year and was composed of Messrs. McManus, Waller and Koenigsberg, who are the independent directors on the Board not affiliated with Stericycle or WSI. See Part III, Item 13—Certain Relationships and Related Transactions.

        The following table sets forth certain information as of December 20, 2003, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company, and until their successors are duly elected and qualified.

NAME	AGE	POSITION
Stephen B. Koenigsberg(2)(3)	56	Director
Kevin J. McManus(1)(2)(3)	61	Director
Mark C. Miller	48	Director
Jack W. Schuler	63	Chairman of the Board
Otley L. Smith III	54	President and Chief Executive Officer
Frank J. M. ten Brink	47	Director
Anthony J. Tomasello(1)	57	Director
Robert M. Waller(1)(2)(3)	59	Director
Donald P. Zima	71	Chief Financial Officer, Secretary and Treasurer

(1)
Serves on the Compensation Committee.

(2)
Serves on the Audit Committee.

(3)
Serves on the Special Committee.

        The Company's executive officers are subject to annual appointment by the Board. There are no arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Messrs. Schuler, Miller, ten Brink and Tomasello are also directors and/or officers of Stericycle and/or WSI. The following is a summary of the business background and experience of each of the persons named above:

        Stephen B. Koenigsberg has served as a Director of the Company since July 2003. Mr. Koenigsberg is currently the Chief Executive Officer of Mount St. Johns Medical Center located in Antigua. Mr. Koenigsberg has served as Chief Financial Officer of various hospitals and President of State Sales and Service Corporation, a $52 million distribution company headquartered in Baltimore, Maryland, where he was involved in various acquisitions and international marketing. Prior to that, he served as Vice President of Finance and Systems for the Good Samaritan Hospital, the University of Maryland Hospital and Bon Secours Hospital. He also previously served as a staff accountant with Ernst & Ernst. Mr. Koenigsberg has served with national trade associations, including American Amusement Machine Association and Amusement and Music Operators of America, AAMA Charitable Foundation and the Maryland Governor's task force to reinvent hospital rate reviews. He received a B.S. in accounting from the University of Maryland and an M.B.A. from Loyola College in Baltimore, Maryland.

        Kevin J. McManus has served as a Director of the Company since July 2003. Mr McManus serves as Vice President-Services of New England Health Enterprises, Inc., which is an owner and operator of fixed-site MRI facilities and mobile stereotactic biopsy services located in Concord, Massachusetts. Mr. McManus also acts as Treasurer, director of business planning and development and financial management of New England Health Enterprises. Mr. McManus also recently served as Chief Financial Officer of Saints Memorial Health Systems in Lowell, Massachusetts, during which he was involved in the merger of St. Joseph's and St. John's Hospitals in Lowell, Massachusetts, directed the process to obtain a $78 million tax-exempt bond and unified the entity's financial functions after the mergers. He has served as Senior Vice President for Finance and Treasurer for Saint Vincent Healthcare Systems, Inc., a 578-bed acute care hospital in Worcester, Massachusetts with associated 530-bed nursing homes, Newton-Wellesley Hospital in Newton, Massachusetts and Charles Choate Memorial Hospital in Woburn, Massachusetts. Mr. McManus has served on the Mass Hospital Association in various capacities from 1976 through 1990, the Healthcare Financial Management Association and the Acton Community Housing Corporation. He received an M.B.A. from Northeastern University.

        Mark C. Miller has served as a Director of the Company since October 1998. Mr. Miller has served as President and Chief Executive Officer and a Director of Stericycle since May 1992. From May 1989 until he joined Stericycle, Mr. Miller served as Vice President for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976, and where he held a number of management and marketing positions. He is a Director of Ventana Medical Systems, Inc., a supplier of automated diagnostic systems, and Lake Forest Hospital. Mr. Miller received a B.S. in computer science from Purdue University.

        Jack W. Schuler has served as a director of the Company since October 1998. Mr. Schuler has served as Chairman of the Board of Directors of Stericycle since January 1990. From January 1987 to August 1989, Mr. Schuler served as President and Chief Operating Officer of Abbott Laboratories, a diversified health care company, where he served as a director from April 1985 to August 1989. Mr. Schuler serves as a director of Medtronic, Inc., a medical technology company, and Ventana Medical Systems, Inc., a supplier of automated diagnostic systems. He is a co-founder of Crabtree Partners LLC, a private investment firm in Lake Forest, Illinois, which was formed in June 1995. Mr. Schuler received a B.S. degree in mechanical engineering from Tufts University and an M.B.A. from the Stanford University Graduate School of Business Administration.

        Otley L. Smith III has served as President since June 2000 and served as a Director of the Company from June 2000 until July 2003. From 1998 until 2000, he served as a consultant to businesses in the medical waste industry. In 1986 he founded Med-Compliance Services, Inc. and served as President until 1998. In 1995, he founded Technology 2100, Inc. and managed the development of a new medical waste treatment technology that was approved for use by the U.S. Environmental Protection Agency (under the Federal Insecticide, Fungicide, and Rodenticide Act) and several states. For the past ten years Mr. Smith has served as an industry representative in public sector initiatives to standardize medical waste management regulations in several southwestern states.

        Frank J. M. ten Brink has served as a Director of the Company since October 1998. Mr. ten Brink has served as Stericycle's Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996, he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining Stericycle, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, Mr. ten Brink held various financial management positions with Interlake Corporation and Continental Bank of Illinois. He received a B.B.A. in international business and an M.B.A. in finance from the University of Oregon.

        Anthony J. Tomasello has served as a Director of the Company since October 1998. Mr. Tomasello has served as Stericycle's Executive Vice President and Chief Technical Officer since January 1999 and previously had served as Vice President, Operations, since August 1990. For eight years prior to joining Stericycle, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. Mr. Tomasello received a B.S. in mechanical engineering from the University of Pittsburgh.

        Robert M. Waller has served as a Director of the Company since April 1999. Mr. Waller is currently Executive Vice President of Medline Industries, Inc. He has served in that capacity since 2001. From 2000 to 2001, Mr. Waller served as Chief Operating Officer of Urbanfetch.com. From 1994 to 2000, Mr. Waller served as President of RMW Logistics. From 1992 until 1994, Mr. Waller served as

Chief Operating Officer of DSC Logistics. Mr. Waller received a B.S. in business administration from Northwestern University and an M.B.A. from Lake Forest Graduate School of Management.

        Donald P. Zima has served as the Company's Chief Financial Officer, Secretary and Treasurer since September 2003. Mr. Zima worked in public accounting as an employee and with his own firms from 1957 until 1990. After public accounting, he consulted in various capacities and was employed by a succession of companies in financial officer positions. From 1992 to 1995, he served as Vice President of Finance for Law Companies Group, Inc. In 1996, he served as financial manager for ACOG. From 1997 through 1999, he served as Chief Financial Officer for Sybra, Inc. Beginning in 2000, he was employed as Vice President and Chief Financial Officer for Scherer Healthcare, Inc., a provider of waste management services and consumer healthcare products, until its acquisition by Stericycle in January 2003. Mr. Zima remained an employee of Stericycle until June 2003.

Management and Board of Directors Changes

        During the 2003 fiscal year, James A. Cole served as the Company's Chief Financial Officer from October 2002 to June 2003. In June 2003, Donald P. Zima became the Company's acting Chief Financial Officer, and in September 2003, the Board elected Donald P. Zima as the Company's Chief Financial Officer, Secretary and Treasurer. In July 2003, Otley L. Smith III and David Schoonmaker resigned as directors of the Company, and Stephen B. Koenigsberg and Kevin J. McManus were appointed by the Board as their replacements. At the Annual Meeting of Stockholders held on September 3, 2003, the Company's stockholders elected Messrs. Koenigsberg and McManus, in addition to the other current directors, as directors of the Company.

Director Compensation

        During the fiscal year ended September 30, 2003, directors who are officers or employees of the Company, or who are affiliated with Stericycle, receive no additional compensation for their services as members of the Board. During the 2003 fiscal year, Messrs. Koenigsberg, McManus, Schoonmaker and Waller, the Company's outside directors during the 2003 fiscal year, each were paid $2,000 plus expenses for each Board meeting they attended and $500 plus expenses for each committee meeting that they attended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers, and persons who own more than 10% of a registered class of its equity securities (the "Reporting Persons") to file reports of ownership and reports of changes in ownership of such equity securities with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of forms and written representations received from the Reporting Persons by it with respect to the fiscal year ended September 30, 2003, the Company believes that all filing requirements applicable to the Company's officers, directors and greater than 10% stockholders have been met, except with respect to the Initial Statement of Beneficial Ownership on Form 3 and the Statement of Changes in Beneficial Ownership on Form 4 for Otley L. Smith III, which were filed late.

Code of Ethics

        As of January 8, 2004, the Board adopted a Code of Ethics that is applicable to the Company's employees, including the Chief Executive Officer, Chief Financial Officer and Controller, and directors. A copy of the Company's Code of Ethics is attached as an exhibit to this Report. The Company will post the Code of Ethics on its website at http://www.american3ci.com as soon as practicable and will furnish a copy of the Code of Ethics to any person without charge upon written request to the Secretary of the Company at the Company's principal executive offices.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company's executive officers for the fiscal years ended September 30, 2001, September 30, 2002 and September 30, 2003 who received bonus and salary, which exceeded $100,000 in any of the years ended 2001, 2002 and 2003.

		ANNUAL COMPENSATION				LONG TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS		SECURITIES UNDERLYING OPTIONS/SARS(#)	OTHER COMPENSATION
Otley L. Smith III, President and Chief Executive Officer	2003 2002 2001	$ $ $	125,000 125,000 125,000	$ $	20,000 20,000 —	— — —	— — —

Description of the 1992 Stock Option Plan

        In January 1992, the Company's 1992 Stock Option Plan (the "1992 Plan") was adopted by the Board and approved by the Company's stockholders. The purpose of the 1992 Plan is to provide additional incentive to the officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the 1992 Plan is designated at the time of grant as either an incentive stock option or as a non-qualified stock option. The following description of the 1992 Plan is only a summary; it does not purport to be a complete or detailed description of all of the provisions of the 1992 Plan. A copy of the 1992 Plan will be furnished by the Company to any stockholder upon written request to the Secretary of the Company at the Company's principal executive offices.

        The 1992 Plan provides that options may be granted with respect to a total of 500,000 shares of Common Stock. The exercise price of each option is determined by the Board, but may not be less than 100% of the fair market value of the shares of Common Stock covered by the option on the date the option is granted in the case of an incentive stock option, nor less than 75% of the fair market value of the shares of Common Stock covered by the option on the date the option is granted, in the case of a non-qualified stock option. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of the Common Stock covered by the option on the date the option is granted.

        The Board, in its discretion, fixes the term of each option, provided that the maximum term of each option shall be 10 years. Options granted to an employee who owns over 10% of the total combined voting power of all classes of stock of the Company expire not more than five years after the date of grant. The 1992 Plan provides for the earlier expiration of options of a participant in the event of certain terminations of employment. An option may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder, may be exercised solely by him. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Board may impose any other conditions to exercise as it deems appropriate.

Option Grants in Last Fiscal Year

        There were no options granted to the Company's executive officers during the fiscal year ended September 30, 2003.

2002 Option Exercises and Year-End Option Values

        The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the Company's executive officers earning in excess of $100,000 during the fiscal year ended September 30, 2003. No executives exercised any options to purchase Common Stock during the 2003 fiscal year.

	NUMBER OF UNEXERCISED OPTIONS/SARS AT FISCAL YEAR-YEAR(#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR-YEAR(#)(1)
NAME
	Exercisable	Non-Exercisable	Exercisable	Non-Exercisable
Otley L. Smith III	75,000	0	—	—

  (1)
  The per share exercise price ($0.33) of Mr. Smith's options to purchase 75,000 shares of Common Stock exceeded the per share closing price ($0.30) of the Common Stock on the OTC Bulletin Board on September 30, 2003, and accordingly, none of Mr. Smith's stock options were in the money at fiscal year end.

Equity Compensation Plan Information

        The following table sets forth information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company's equity compensation plans as of September 30, 2003, including the 1992 Plan. The 1992 Plan has been approved by the Company's stockholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(a)) (c)
Equity compensation plans approved by security holders	255,000	$0.47	245,000
Equity compensation plans not approved by security holders	—	—	—
Total	255,000	$0.47	245,000

Employment Agreement

        Otley L. Smith III serves as the Company's President and Chief Executive Officer pursuant to a letter agreement executed on June 6, 2000 (the "Smith Employment Agreement"). Pursuant to the Smith Employment Agreement, Mr. Smith receives a base salary of $125,000 annually and was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $0.33 per share on June 8, 2000, of which 25,000 shares vested after one year with the remaining 50,000 shares vesting evenly over the next two years. Also, as an additional incentive, Mr. Smith is eligible for an annual bonus of up to $40,000 based on the Company achieving certain goals related to earnings and cash flow. Mr Smith received a bonus of $20,000 during the 2003 fiscal year.

        Other than as set forth above, there are no compensatory plans or arrangements with respect to any individual named in the Summary Compensation Table above or otherwise which would result from the resignation, retirement or other termination of such individual's employment with the Company or a change in control.

Compensation Committee Interlocks and Insider Participation

        During the 2003 fiscal year, Anthony J. Tomasello, Robert M. Waller, David J. Schoonmaker (from October 1, 2002 to July 7, 2003) and Kevin J. McManus (from and after July 7, 2003) served on the Compensation Committee and participated in the deliberations concerning executive officer compensation. None of these persons serve on the compensation committee of any other company.

Compensation Committee Report on Executive Compensation

        The Compensation Committee is responsible for establishing the Company's compensation philosophy and policies, setting the terms of and administering its option plans, reviewing and approving employment contracts and salary recommendations for the Company's executive officers and setting the compensation for the chief executive officer. The Company's overall compensation philosophy is to align the financial interests of management with those of the Company's stockholders, taking into account the Company's expectations for growth and profitability, the necessity to attract and retain the best possible executive talent and to reward its executives commensurate with their ability to enhance stockholder value. Accordingly, the Smith Employment Agreement provides for compensation consisting of base salary, stock options and a bonus based upon achieving certain earnings goals. The Compensation Committee believes that providing executives with opportunities to acquire significant stakes in the Company's growth and prosperity through grants of stock options and other incentive awards will enable the Company to attract and retain executives with the outstanding managerial abilities essential to the Company's success, motivate these executives to perform to their full potential and enhance stockholder value.

        Mr. Smith's compensation as the Company's President and Chief Executive Officer during the 2003 fiscal year was based on the compensation structure set forth in the Smith Employment Agreement, which provides for a base salary of $125,000 and incentive bonuses based on the Company's financial performance. In addition, as a further incentive, Mr. Smith was granted an option under the 1992 Plan to purchase 75,000 shares of Common Stock at an exercise price of $0.33 per share, which was the per share closing price of Common Stock on June 8, 2000, the date the option was granted. The option vests over a three-year period in order to align Mr. Smith's interest with improving the Company's performance and improving the trading price of the Common Stock. The terms of Mr. Smith's employment were determined after consideration and analysis of, among other things, the Company's performance history and the relationship of that performance to internal projections and targets; average cash and other compensation and equity positions of chief executive officers of selected companies deemed by the Compensation Committee to be comparable; and Mr. Smith's central role in the Company's operating results.

        The Compensation Committee believes that its current policies have been and will continue to be successful in aligning the financial interests of the executive officers with those of the Company's stockholders and the Company's performance. Nevertheless, the Compensation Committee intends to continue to review whether and how to modify its policies to further link executive compensation with both individual and the Company's performance.

                                Robert M. Waller
                                Kevin J. McManus
                                Anthony J. Tomasello

Audit Committee Report

        The Audit Committee is composed of three directors, all of whom are independent in accordance with the existing requirements of NASDAQ's listing requirements. The Audit Committee operates under a written charter adopted by the Board on January 22, 2001, in accordance with applicable rules of the SEC. A copy of the charter was attached to the Company's proxy statement filed with the SEC on April 2, 2001. The Audit Committee's general role is to assist the Board in overseeing the Company's financial reporting process and related matters. The Company's independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report on those financial statements. The Audit Committee's responsibility is to monitor and oversee that process. The Audit Committee also recommends to the Board the selection of the Company's independent accountants.

        The Audit Committee has reviewed and discussed with management the Company's financial statements as of and for the fiscal year ended September 30, 2003. The Audit Committee has discussed with the independent public accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380), as amended, of the Auditing Standards Board of the American Institute of Certified Public Accountants. Additionally, the Audit Committee has received the written disclosures and a letter from the Company's independent accountants, Ernst & Young, LLP ("Ernst & Young"), required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as amended, and has discussed with Ernst & Young the issue of its independence from the Company.

        Based on its review of the audited financial statements and the various discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

                            Kevin J. McManus
                            Stephen B. Koenigsberg
                            Robert M. Waller

Common Stock Performance Graph

        The following performance graph compares the performance of the Common Stock to the S&P 500 Stock Index and to a peer group of other public companies. The Peer Group Index is comprised of New York Stock Exchange, American Stock Exchange and NASDAQ-listed companies having the standard industry classification codes 4950-4959. The graph assumes that the value of the investment in the Common Stock and each Index was $100.00 at September 30, 1998, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG 3CI COMPLETE COMPLIANCE CORPORATION, THE S & P 500 INDEX
AND A PEER GROUP

*
$100 invested on 9/30/98 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of December 1, 2003, the number of shares of Common Stock beneficially owned by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each current director and executive officer and (iii) all directors and executive officers as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES(1)	PERCENTAGE OF CLASS
Waste Systems, Inc.(2) 28161 N. Keith Drive Lake Forest, IL 60045	13,395,734	76.6%
Stericycle, Inc.(2) 28161 N. Keith Drive Lake Forest, IL 60045	932,770	9.6%
Stephen B. Koenigsberg 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
Kevin J. McManus 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
Mark C. Miller 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
Jack W. Schuler 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
Otley L. Smith III(3) 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	85,000	*
Frank J. M. ten Brink 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
Anthony J. Tomasello 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
Robert M. Waller(5) 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	66,666	*
Donald P. Zima 1517 W. North Carrier Parkway Grand Prairie, Texas 75050	—	—
All directors and executive officers as a group (9 persons)(5)	151,666	1.6%

(*)
Less than 1 percent.

(1)
Includes all shares of Common Stock with respect to which each director, officer or 5% stockholder directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares, including shares that may be purchased under stock options within 60 days.

(2)
An Amended Schedule 13D filed by WSI with the SEC on May 9, 2002 (the "Amended Schedule 13D"), reflects that WSI is the beneficial owner of 5,104,448 shares of Common Stock. The Amended Schedule 13D reflects that Stericycle owns 100% of WSI. WSI's beneficial ownership assumes the conversion of the shares of Preferred Stock owned by WSI into 7,750,000 shares of Common Stock and includes 541,286 shares which WSI acquired through the exercise of warrants on December 19, 2002. Additionally, the Amended Schedule 13D reflects that Stericycle directly owns 932,770 shares of Common Stock. Including the shares of Common Stock held directly by Stericycle and those shares of the Company's capital stock beneficially owned through WSI, and assuming conversion of the outstanding shares of Preferred Stock at a ratio of 1-to-1, Stericycle is the beneficial owner of 81.9% of the Common Stock. Without the assumed conversion of the shares of Preferred Stock owned by WSI at a ratio of 1-to-1, Stericycle directly and through WSI owns 67.5% of the issued and outstanding shares of Common Stock. See the discussion in Part III, Item 13. Certain Relationships and Related Transactions—Conversion Rate of the Preferred Stock regarding the additional shares of Common Stock that will be issued in order to affect the conversion of the Preferred Stock.

(3)
Includes 75,000 shares issuable upon the exercise of vested options.

(4)
Represents 66,666 shares issuable upon the exercise of vested options.

(5)
Includes 141,666 shares issuable upon the exercise of vested options.

Item 13. Certain Relationships and Related Transactions

Stericyle and WSI

        Four of the seven directors currently serving on the Board are also officers and/or directors of Stericycle and WSI. Jack W. Schuler, the Company's Chairman of the Board, also currently serves as a director and Chairman of the Board of Stericycle. Mark C. Miller currently serves as President and Chief Executive Officer and as a director of Stericycle and WSI. Anthony J. Tomasello, who is a director of the Company and serves on the Compensation Committee, is the Executive Vice President and Chief Technical Officer of Stericycle. Lastly, Frank J. M. ten Brink, a director and member of the Company's Audit Committee from September 1998 to July 2003, serves as Stericycle's Executive Vice President and Chief Financial Officer and as a Vice President and Director of WSI.

        On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Stericycle Purchase"). As a result of the Stericycle Purchase, WSI became a wholly owned subsidiary of Stericycle. At the time of the Stericycle Purchase, WSI directly owned 5,104,448 shares of Common Stock, 7,000,000 shares of Series B Preferred Stock and 750,000 shares of Series C Preferred Stock. On December 19, 2002, WSI acquired an additional 541,286 shares of Common Stock upon the exercise of a warrant (the "WSI Warrant") to purchase Common Stock previously granted by the Company to WSI as consideration for WSI's agreement to extend the maturity date to January 1, 2001 of the WSI Note. Pursuant to the WSI Warrant, WSI purchased shares of Common Stock at an exercise price of $0.10 per share. According to a Schedule 13D/A filed by WSI with the SEC on January 6, 2003, Stericycle provided the funds used by WSI to exercise the WSI Warrant.

The Shepherd Transactions

        In addition to its ownership of WSI, Stericycle directly owns 932,770 shares of Common Stock, which it purchased on May 1, 2002 from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the "Shepherd Parties") pursuant to a Purchase Agreement dated as of April 30, 2002 (the "Shepherd Purchase Agreement"). According to a Schedule 13D/A filed by Stericycle with the SEC on May 9, 2002, Stericycle purchased and was assigned (i) certain profit-sharing rights, put rights and other rights of the Shepherd Parties under the Settlement Agreement, effective January 10, 1996, by and among the Company, the Shepherd Parties, WSI and certain former directors and officers of the Company (the "Shepherd Settlement Agreement"), (ii) the Shepherd Parties' interest in all security agreements, mortgages and other instruments securing the Company's obligations to the Shepherd Parties under the Shepherd Settlement Agreement and (iii) 932,770 shares of Common Stock owned by the Shepherd Parties. Stericycle paid $1,860,920 to the Shepherd Parties for such shares and interests, which was not specifically allocated among the shares and interests.

        The Company entered into the Shepherd Settlement Agreement to settle a suit filed in June 1995 by the Shepherd Parties against the Company, WSI and certain former directors and officers of the Company. The Shepherd Parties were former stockholders of Med-Waste Disposal Service, Inc. ("Med-Waste"), a company acquired by the Company on August 9, 1994. Pursuant to the Shepherd Settlement Agreement, the Company (i) issued to the Shepherd Parties 250,000 shares of Common Stock; (ii) is obligated to pay to the Shepherd Parties on a monthly basis 20% to 55% of the pre-tax profits (as defined in the Shepherd Settlement Agreement) attributable to the assets previously acquired from Med-Waste (the "Profit-Sharing Rights"); and (iii) is obligated to repurchase the 932,770 shares of Common Stock held by the Shepherd Parties for $2.50 per share in certain events, including the Company's bankruptcy or if WSI ceases to be the largest beneficial holder of the Company's Common Stock (the "Put Right"). Before Stericycle's purchase of such rights in May 2002, the Company was paying to the Shepherd Parties 50% of the pre-tax profits attributable to the Med-Waste assets, or $201,218.99 and $246,764.48 in 2000 and 2001, respectively. Pursuant to the Shepherd Settlement Agreement, this percentage would be reduced to 20% if the per share market price of the Common Stock averages at least $2.50 over 42 consecutive trading days. This condition has not been satisfied.

        The Put Right has never been exercised, and the Company does not believe that an event has occurred that would obligate the Company to purchase the 932,770 shares of Common Stock pursuant to the Put Right. Stericycle has agreed, pursuant to an Agreement dated as of September 30, 1998, by and among the Company, WSI and Stericycle, that if the Put Right is ever exercised, it would cause WSI to assume financial responsibility for satisfying the repurchase of the 932,770 shares of Common Stock subject to the Put Right either directly or by advancing such sums to the Company as may in WSI's discretion be appropriate to enable the Company to satisfy the repurchase.

        On May 1, 2002, the Shepherd Parties assigned the Profit-Sharing Rights and the Put Right to Stericycle pursuant to the Shepherd Purchase Agreement. The Company and Stericycle subsequently agreed, pursuant to a letter agreement dated May 23, 2002 (the "Letter Agreement"), that the Company would pay Stericycle a fixed amount of $23,000 per month, in lieu of 50% of the pre-tax profits of the Med-Waste division, until mutually agreed otherwise or the expiration of the Profit-Sharing Rights pursuant to the Shepherd Settlement Agreement. The Letter Agreement states that the Company anticipated that reductions in payroll expense for the Med-Waste division and the division's integration into the Company would increase the net income of the division, such that the $23,000 monthly payment would represent less than 50% of the division's pre-tax profits, which was what the Company was then paying to the Shepherd Parties.

        As of September 30, 2003, since the Shepherd Parties' assignment of the Profit-Sharing Rights to Stericycle, the Company has paid to Stericycle a total of $414,000 in connection with the Profit-Sharing Rights, of which $276,000 was paid during the year ended September 30, 2003. The obligations of the Company to Stericycle, as the assignee of the Shepherd Parties' rights and obligations under the Shepherd Settlement Agreement, are secured by a security interest in most of the assets of the Company, which, pursuant to the Shepherd Settlement Agreement, holds a priority over the security interest of WSI in such assets under the WSI Note.

        Under the Shepherd Settlement Agreement, unless the per share market price of the Company's Common Stock exceeds $2.50 for 42 consecutive trading days, the Profit-Sharing Rights will only expire if the Company chooses to exercise its option (which may be exercised on or at any time after January 10, 2004). This option is to pay to Stericycle an amount equal to 670,470 multiplied by the amount by which $2.50 exceeds the 42-day moving average of the trading price of the Common Stock on the date of such payment. Upon the expiration of the Profit-Sharing Rights, the Put Right would also expire.

Preferred Stock Dividends

        As of December 1, 2003, WSI owned 5,645,734 shares of Common Stock, which represent 57.97% of the issued and outstanding shares of Common Stock, and such additional number of shares of Common Stock as shall be issued upon determination of the appropriate conversion rate of the 7,750,000 shares of Preferred Stock, which converted into Common Stock on April 6, 2003. As of December 1, 2003, Stericycle owned directly and indirectly through WSI 6,578,504 issued and outstanding shares of Common Stock, which represent 67.54% of the issued and outstanding shares of Common Stock, and indirectly through WSI such additional number of shares of Common Stock as shall be issued upon determination of the appropriate conversion rate of the 7,750,000 shares of Preferred Stock, which converted into Common Stock on April 6, 2003.

        There is a unanimous written consent of the Board dated as of December 31, 2002, that declares a $0.0208 per share dividend on the Preferred Stock, which totaled $161,158 and represented the undeclared dividends accrued through that date. This unanimous consent declaring this dividend called for payment in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. However, this unanimous consent is not executed by all of the individuals who were elected members of the Board at the date of such consent.

        On December 11, 2003, the Company obtained an opinion of counsel expert in Delaware corporate law that (i) the declarations of dividends on the Preferred Stock had not been effective to declare and obligate the Company to pay such dividends, and (ii) since pursuant to the terms and conditions of the respective certificates of designations governing the Preferred Stock, all of the outstanding Preferred Stock automatically converted into shares of Common Stock on April 6, 2003, dividends cannot now be declared and paid on the Preferred Stock. Accordingly, the Company has removed (a) the dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows. See Part I, Restatement, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 11, 12 and 15 to the Financial Statements.

        WSI, Stericycle and the four members of the Board who are affiliated with WSI and Stericycle have advised the Company that they believe that the Company is obligated to pay the dividends that the Company has recorded as payable on the Preferred Stock, under the circumstances described in the Board resolutions declaring such dividends (i.e., as and when the Board may direct), and that this obligation is unaffected by the Agreement to Defer Conversion. Due to the announced position of WSI, Stericycle and the members of the Board who are affiliated with WSI and Stericycle on the Preferred Stock Dividends, the Company has determined the aggregate amount of the Preferred Stock Dividends ($2,203,717) to be a contingent liability. Accordingly, the signature in this Report of any director of the Company who is also an affiliate of Stericycle should only be viewed as an affirmative agreement regarding the adequacy of the disclosure in this Report regarding the Preferred Stock Dividends, and not an agreement regarding the merit of the Company's position with respect to the Preferred Stock Dividends.

Conversion Rate of the Preferred Stock

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

        WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. Based on (i) the certificates of designations governing the Preferred Stock, (ii) certain documents executed contemporaneously with the issuance of the Preferred Shares and (iii) the intent of the parties at the time of issuance of the Preferred Shares and the execution of these documents, the Company believes that the appropriate conversion rate is the Agreed Maximum Conversion Rate. Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI's ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

        The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock relative to the conversion of the Preferred Stock. On April 2, 2003, the Company, WSI and Stericycle entered into the Agreement to Defer Conversion, pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

Litigation

        On May 9, 2003, the Company filed a declaratory judgment action seeking a judicial determination of the appropriate conversion rate of the Preferred Stock. Following a hearing in the declaratory judgment action and for jurisdictional reasons, the Company elected to initiate the 2003 Action, and on August 22, 2003, filed an original petition for declaratory judgment and to enforce the Settlement Agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. In its petition, the Company requests the Court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm the issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003.

        On October 3, 2003, WSI filed a motion to enforce judgment in the 1995 Action and to have the Court declare that the Preferred Stock is convertible into 36,704,761 shares of Common Stock. The Company opposed WSI's motion to enforce the judgment. Following a hearing, the Court on November 10, 2003, abated WSI's motion.

        On October 24, 2003, the Minority Stockholders answered and/or intervened in the 2003 Action, cross-claimed against WSI and filed a third-party petition against Stericycle. For a further description of this litigation, see Part I, Item 3—Legal Proceedings.

        As of September 4, 2003, the Board unanimously appointed the Special Committee to act on behalf of the Company in connection with the Company's dispute with WSI and Stericycle as to the appropriate conversion rate of the Preferred Stock. The Board delegated to the Special Committee the exclusive authority to (i) make all inquiries, conduct all investigations and gather all information related to the appropriate conversion rate of the Preferred Stock; (ii) make or approve all decisions of the Company regarding the appropriate conversion rate of the Preferred Stock and all actions to be taken by the Company to resolve the disagreements with WSI and/or Stericycle, including the Company's filing, amending, maintaining, prosecuting or settling of any legal proceedings; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing, without further action or ratification by the full Board. For a further description of the Special Committee, see Item III, Item 10—Directors and Executive Officers of the Registrant.

        On June 20, 2002, the Louisiana Plaintiffs filed the Louisiana Suit in the First Judicial District Court, Caddo Parish, Louisiana, asserting numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against the Louisiana Defendants, which includes Stericycle, Jack Schuler, Mark Miller, Frank ten Brink, Anthony Tomasello and the Company's President and Chief Executive Officer. The Louisiana Plaintiffs contend that since Stericycle's acquisition of WSI in September 1998, Stericycle has unfairly and improperly exercised control over the Company to the detriment of the Company's minority stockholders in contravention of various contractual, common law and statutory duties.

        As of January 8, 2004, the Board expanded the authority of the Special Committee to investigate all issues raised by the Louisiana Plaintiffs and to act on behalf of the Company with regard to all of the issues in the Louisiana Suit, the 1995 Action and the 2003 Action. See Part I, Item 3—Legal Proceedings, for a further description of the Louisiana Suit, and Part III, Item 10—Directors and Executive Officers of the Registrant, for a further description of the Special Committee's authority with respect to the Louisiana Suit.

Loans from WSI

        The Company has historically financed its working capital needs, capital expenditures and acquisitions in part from advances from WSI. As of September 30, 2003, and December 31, 2003, the Company owed WSI the aggregate principal amounts of $2,425,645 and $2,148,953, respectively, pursuant to the terms of the WSI Note. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview,—Liquidity and Capital Resources and Note 7 to the Financial Statements.

Other Transactions

        In June 1999, the Company entered into a lease agreement with LaSalle National Leasing Corporation for the financing and lease by the Company of certain transportation equipment in connection with the hauling of medical waste. The Company's obligations under this lease are guaranteed by Stericycle. The term of the lease is four years, and the total amount to be paid by the Company over the lease term is $3,000,000. The lease expired on December 1, 2003, at which time, the Company exercised an option to purchase the equipment, and the lease was paid in full. During the fiscal year ended September 30, 2003, the Company had paid $96,134 under the lease.

        Prior to November 26, 2003, the Company's excess umbrella liability insurance was provided under Stericycle's umbrella liability insurance policy. The Company accrued $15,761, and $16,067 for this coverage in the fiscal years ended September 30, 2002 and 2001, respectively, and such accruals are included in the Company's selling, general and administrative expenses. Subsequent to September 30, 2003, the Company added its own excess umbrella insurance coverage and no longer is covered under Stericycle's excess umbrella liability insurance policy.

        In September 2003, the Board elected Donald P. Zima as the Company's Chief Financial Officer, Treasurer and Secretary. From July 2003 to September 2003, Mr. Zima served as the Company's acting Chief Financial Officer. Prior to that, Mr. Zima served as the Vice President and Chief Financial Officer of Scherer Healthcare, Inc. ("Scherer"), a publicly owned corporation providing waste management services and consumer healthcare products, which was acquired by and became a wholly owned subsidiary of Stericycle in January 2003. From January 2003 to June 2003, Mr. Zima was employed by Stericycle. On June 30, 2003, in connection with Mr. Zima commencing work for the Company, Mr. Zima and Stericycle agreed that Stericycle would continue to pay the salary, health and other employee benefits that Mr. Zima received as Chief Financial Officer of Scherer until otherwise determined by Stericycle. Since July 2003, these expenses have been billed to the Company on a monthly basis. After a discussion between the members of the Board and Mr. Zima, the three directors on the Board who are not affiliated with Stericycle determined Mr. Zima's relationship with Stericycle did not present a conflict of interest such that Mr. Zima could not fulfill his fiduciary duties as an officer of the Company.

        The Company no longer treats any of the waste that it collects or transports and, since December 2001, has contracted with Stericycle to provide treatment and disposal services for the medical waste collected and transported by the Company from its customers. This waste is currently treated at Stericycle's facilities located in Conroe, Texas, Memphis, Tennessee and Reserve, Louisiana. The fees remitted by the Company to Stericycle for these services are paid currently in accordance with 30-day payment terms and totaled $1,960,091, $2,598,399 and $1,144,378 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The Company's management determined that it was more cost-effective for the Company to outsource these treatment services instead of performing these services internally, because of increased regulatory compliance costs associated with owning and operating treatment facilities.

        The Company selected Stericycle to provide its treatment and disposal services because of Stericycle's fee structure and because of the number and location of Stericycle's treatment and disposal facilities. Although Stericycle currently treats and disposes of all of the waste that the Company collects, the Company believes there is ample treatment and disposal capacity with other third party entities in the areas in which the Company does business. Further, the Company believes that if for any reason the Company or Stericycle chose not to continue to have Stericycle perform the Company's treatment and disposal services, the Company could contract with other vendors for these services on substantially the same terms and conditions that it now has with Stericycle. However, there can be no assurance that agreements for these services with other third-party providers could be entered into quickly or at as low a cost as the Company currently experiences, and any substantial delay or cost increase with new third party providers could have a material adverse effect on the Company's operations and financial condition. The Company continually monitors the costs and benefits of (i) its contractual relationships for treatment and disposal services, and (ii) outsourcing its customers' treatment and disposal services versus internally performing those services.

        In 2002, Stericycle began providing long-haul transportation services to the Company. The fees for these services totaled $695,020 and $912,642 for the fiscal years ended September 30, 2003 and 2002, respectively.

        In May and June 2003, the Company sold certain transportation and treatment equipment to Stericycle for $423,738 with payment being in the form of a reduction in the principal balance on the WSI Note. The Company recognized a gain of $76,000 related to this transaction.

        The Company's independent auditors, Ernst & Young, are also the independent auditors of Stericycle.

Item 14. Principal Accounting Fees and Services

Audit Fees

        The aggregate fees billed by the Company's independent auditors, Ernst & Young, for professional services rendered in connection with its audit of the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and its review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q during the 2002 fiscal year were approximately $135,000. The aggregate fees billed by the

Company's independent auditors, Ernst & Young for professional services rendered in connection with its audit of the Company's financial statements included in this Report and its review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q during the 2003 fiscal year were approximately $112,100.

Audit Related Fees

        Ernst & Young did not bill the Company for any fees during the years ended September 30, 2002 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and that are not included in the preceding paragraph.

Tax Fees

        Ernst & Young did not bill the Company for any fees during the years ended September 30, 2002 and 2003 for services rendered relating to tax compliance, tax advice and tax planning.

All Other Fees

        Ernst & Young did not bill the Company during the years ended September 30, 2002 and 2003 for products and services, other than the services referred to in the preceding paragraphs.

        In accordance with policies adopted by the Company's Audit Committee, all audit and non-audit related services to be performed by the Company's independent public accountants must be approved in advance by the Audit Committee or by a designated member of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as a part of this Report:

1.
Financial Statements

        The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the years ended September 30, 2003, 2002 and 2001, which are required in response to Part II, Item 8 of Form 10-K, are annexed to this Report as a separate section.

  2.
  Financial Statement Schedule

        The financial statement schedule for the years ended September 30, 2003, 2002 and 2001, which are required by Part II, Item 8 of Form 10-K, is annexed to this Report as a separate section.

(b)
Reports on Form 8-K filed in the fourth quarter of the 2003 fiscal year:

        None.

(c)
Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's Registration Statement on Form S-1 (No. 33-45632) effective April 14, 1992).
3.2
Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
3.3
Amendment to 3CI's Certificate of Incorporation, as amended, effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.4	Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
3.5	Amendment of Bylaws effective October 1, 1998 (incorporated by reference to 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed on January 12, 1999).
3.6	Certificate of Designations of 3CI's Series A Preferred Stock (incorporated by reference to Exhibit 3.6 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.7	Certificate of Designations of 3CI's Series B Preferred Stock (incorporated by reference to Exhibit 3.7 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.8	Certificate of Designations of 3CI's Series C Preferred Stock (incorporated by reference to Exhibit 3.8 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
4.1
Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998 filed January 12, 1999).

4.2
Loan Agreement and Note Amendment dated December 18, 1998, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).
4.3
Letter Agreement and Note Amendment dated August 10, 2000, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.3 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed December 28, 2000).
4.4
Letter Agreement and Note Amendment dated December 20, 2000, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed December 28, 2000)
4.5
Letter Agreement and Note Amendment dated March 5, 2001, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).
4.6
Letter Agreement and Note Amendment dated June 26, 2001, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.6 of 3CI's Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).
4.7
Letter Agreement and Note Amendment dated December 20, 2001, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.7 of 3CI's Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).
4.8
Letter Agreement and Note Amendment dated May 23, 2002, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.8 to 3CI's Annual Report on Form 10-K for the year ended September 30, 2002, filed January 14, 2003).
4.9*	Letter Agreement dated October 1, 2003, between 3CI and Waste Systems, Inc.
10.1	1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI's Registration Statement on Form S-1 (No. 33-45632) effective April 14, 1992).
10.2
Settlement Agreement dated January 1996, by and among James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1996, filed January 14, 1997).
10.3
Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.4
Stock Purchase and Note Modification Agreement dated as of February 19, 1998, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 10.13 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.5
Agreement dated September 30, 1998, among 3CI, Waste Systems, Inc. and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law (incorporated by reference to Exhibit 10.14 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).
10.6
Form of Indemnification Agreement dated August 26, 1998, by and between 3CI and David Schoonmaker, (incorporated by reference to Exhibit 10.15 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).

10.7
Form of Indemnification Agreement dated June 3, 1999, by and between 3CI and Robert Waller (incorporated by reference to Exhibit 10.11 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed January 12, 2000).
10.9
LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed January 12, 2000).
10.10
Agreement to Defer Conversion of Preferred Stocks, dated as of April 3, 2003, by and among 3CI, Waste Systems, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 10.9 of 3CI's Quarterly Report on Form 10-Q/A for the quarter ended March 30, 2003, filed May 22, 2003).
10.11*	Offer Letter, dated June 6, 2000, by and between 3CI and Otley L. Smith III.
14.1*	Code of Business Conduct and Ethics of 3CI Complete Compliance Corporation.
31*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

3CI COMPLETE COMPLIANCE CORPORATION
By:	/s/ DONALD P. ZIMA Donald P. Zima Chief Financial Officer, Secretary and Treasurer
Date:	January 21, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ OTLEY L. SMITH III Otley L. Smith III	President and Chief Executive Officer	January 21, 2004
/s/ DONALD P. ZIMA Donald P. Zima	Chief Financial Officer, Secretary and Treasurer	January 21, 2004
Jack W. Schuler	Chairman of the Board and Director	January 21, 2004
/s/ MARK C. MILLER Mark C. Miller	Director	January 21, 2004
/s/ FRANK J. M. TEN BRINK Frank J. M. ten Brink	Director	January 21, 2004
Anthony J. Tomasello	Director	January 21, 2004
/s/ KEVIN J. MCMANUS Kevin J. McManus	Director	January 21, 2004
/s/ ROBERT M. WALLER Robert M. Waller	Director	January 21, 2004
/s/ STEPHEN B. KOENIGSBERG Stephen B. Koenigsberg	Director	January 21, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements of 3CI Complete Compliance Corporation
Reports of Independent Auditors	F-2
Balance Sheets for the years ended September 30, 2003 and 2002	F-3
Statements of Operations for the years ended September 30, 2003, 2002 and 2001	F-4
Statements of Shareholders' Equity for the years ended September 30, 2003, 2002 and 2001	F-5
Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001	F-6
Notes to Financial Statements	F-7
Financial Statement Schedule
The following schedule is filed as part of this Annual Report on Form 10-K.
Schedule II—Valuation and Qualifying Accounts	F-22

        All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
3CI Complete Compliance Corporation:

        We have audited the accompanying consolidated balance sheets of 3CI Complete Compliance Corporation as of September 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation as of September 30, 2003 and 2002 and the consolidated results of operations for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements effective on October 1, 2001, the Company changed its method of accounting for goodwill to conform with statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.

                      ERNST & YOUNG LLP

Chicago, Illinois
December 4, 2003
except for Note 15
as to which the date
is December 22, 2003

3CI COMPLETE COMPLIANCE CORPORATION
BALANCE SHEETS

	September 30,
	2003	2002
		Restated— See Note 15
ASSETS
Current Assets:
Cash and cash equivalents	$1,057,055	$898,720
Accounts receivable, net allowances of $409,164 and $622,668 at September 30, 2003 and 2002, respectively	2,540,388	3,324,529
Inventory	73,525	80,310
Prepaid expenses	337,314	326,711
Deferred income taxes	157,274	—
Other current assets	16,320	43,363

Total current assets	4,181,876	4,673,633

Property, plant and equipment, at cost	7,430,398	8,375,654
Accumulated depreciation	(5,186,243)	(5,428,261)

Net property, plant and equipment	2,244,155	2,947,393

Goodwill, net of accumulated amortization of $174,988	262,243	262,243
Intangibles, net of accumulated amortization of $173,693 and $88,000 at September 30, 2003 and 2002 respectively	450,607	32,000
Deferred income taxes	3,326,342	—
Other assets	78,438	85,581

Total assets	$10,543,661	$8,000,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	$22,821	$51,394
Accounts payable	332,870	435,311
Accounts payable, affiliated companies	423,602	863,327
Accrued liabilities	600,976	470,372
Note payable majority shareholder, current portion	1,123,537	1,002,433

Total current liabilities	2,503,806	2,822,837

Note payable majority shareholder, net of current portion	1,302,108	2,888,202

Total liabilities	3,805,914	5,711,039

Shareholders' Equity:
Preferred stock, $0.01 par value, authorized 16,050,000 shares; Issued and outstanding 7,750,000 shares at September 30, 2002 (See Note 11)	—	77,500
Additional paid-in capital—preferred stock at September 30, 2002	—	7,672,500
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued and outstanding 9,739,611 shares and 9,232,825 shares at September 30, 2003 and 2002, respectively	97,742	92,329
Common Stock to be issued (Note 11)	7,750,000	—
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital—common stock	20,519,861	20,471,145
Accumulated deficit	(21,578,261)	(25,972,068)

Total shareholders' equity	6,737,747	2,289,811

Total liabilities and shareholders' equity	$10,543,661	$8,000,850

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended September 30,
	2003	2002	2001
		Restated— See Note 15	Restated— See Note 15
Revenues	$14,127,896	$15,825,284	$18,818,157
Expenses:
Cost of services	8,677,416	10,204,857	12,753,066
Depreciation and amortization	600,728	703,794	1,597,229
Selling, general and administrative	3,557,809	2,992,753	2,674,155
Write-down of fixed assets	—	—	2,631,885
Interest expense	165,918	466,842	885,449
Other (income) expense, net	215,834	227,211	165,273

Income (loss) before income taxes	910,191	1,229,827	(1,888,900)
Income tax benefit	3,483,616	—	—

Net income (loss)	$4,393,807	$1,229,827	$(1,888,900)

Basic earnings per share:
Basic net income (loss) per share	$0.33	$0.13	$(0.21)

Diluted earnings per share:
Diluted net income (loss) per share	$0.25	$0.07	$(0.21)

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Shares Issued	Preferred stock	Additional Paid-In Capital	Common Shares Issued	Common stock	Common Shares to be Issued See Note 11	Common Stock to be Issued See Note 11	Additional Paid-In Capital	Accumulated Deficit Restated— See Note 15	Treasury stock	Total Shareholders' Equity
Balance at September 30, 2000	7,750,000	$77,500	$7,672,500	9,198,325	$92,329	—	—	$20,400,778	$(25,312,995)	$(51,595)	$2,878,517
Issuance of warrants								70,367			70,367
Net loss									(1,888,900)		(1,888,900)

Balance at September 30, 2001	7,750,000	$77,500	$7,672,500	9,198,325	$92,329	—	—	$20,471,145	$(27,201,895)	$(51,595)	$1,059,984
Net income									1,229,827		1,229,827

Balance at September 30, 2002	7,750,000	$77,500	$7,672,500	9,198,325	$92,329	—	—	$20,471,145	$(25,972,068)	$(51,595)	$2,289,811
Issuance of warrants
Issuance of common stock				541,286	5,413			48,716			54,129
Issuance of stock options for compensation
Conversion of Preferred Stock—See Note 11	(7,750,000)	(77,500)	(7,672,500)			7,750,000	$7,750,000
Net income									4,393,807		4,393,807

Balance at September 30, 2003	—	$—	$—	9,739,611	$97,742	7,750,000	$7,750,000	$20,519,861	$(21,578,261)	$(51,595)	$6,737,747

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,393,807	$1,229,827	$(1,888,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of equipment	(56,454)	(43,005)	(65,376)
Write-down of fixed assets	—	—	2,631,885
Depreciation and amortization	600,728	703,794	1,597,229
Deferred tax benefit	(3,483,616)
Issuance of warrants	—	—	70,367
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable, net	784,141	210,667	(715,275)
(Increase) Decrease in inventory	6,785	(13,885)	21,637
(Increase) Decrease in prepaid expenses	(10,603)	79,949	(10,558)
(Increase) Decrease in other current assets	34,186	(87,105)	39,568
Increase (Decrease) in accounts payable	(102,441)	67,611	(490,823)
Increase (Decrease)in accounts payable, affiliated companies	(439,725)	358,674	18,150
Increase (Decrease) in accrued liabilities	130,604	(132,474)	(91,023)

Total adjustments to net income (loss)	(2,536,395)	1,144,226	3,005,781

Net cash provided by operating activities	1,857,412	2,374,053	1,116,881

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	26,996	69,714	72,816
Acquisition of intangible assets from Air & Sea	(504,500)	—	—
Purchase of property, plant and equipment	(205,867)	(70,145)	(159,831)

Net cash used in investing activities:	(683,371)	(431)	(87,015)

Cash flows from financing activities:
Proceeds from issuance of notes payable	625,429	222,448	779,290
Principal reduction of notes payable	(654,002)	(364,730)	(813,514)
Reduction of long-term debt, unaffiliated lenders	—	(703,439)	(447,268)
Reduction of note payable to majority shareholders	(1,041,262)	(1,338,744)	(400,000)
Proceeds from issuance of common stock	54,129	—	—

Net cash flows used in financing activities	(1,015,706)	(2,184,465)	(881,492)

Net increase in cash and cash equivalents	158,335	189,157	148,374

Cash and cash equivalents, beginning of period	898,720	709,563	561,189

Cash and cash equivalents, end of period	$1,057,055	$898,720	$709,563

Supplemental Disclosures:
Cash paid for interest	$199,249	$601,133	$748,311
Non-Cash Activities:
Issuance of warrants	$—	$—	$70,367
Principle reduction of note payable to majority shareholder from sale of fixed assets	$423,728	$—	$—

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

        3CI Complete Compliance Corporation (the "Company" or "3CI"), a Delaware corporation, is engaged in the collection, transportation and disposal of biomedical waste in the south and southeastern United States.

        Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle"), acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.54% or 6,578,504 shares of the outstanding common stock and 100% of the outstanding preferred stock of the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets

        Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests. As required by SFAS 142, the results for the prior years have not been restated. A reconciliation of the net loss as if SFAS 142 had been adopted is presented below for the fiscal year ended September 30, 2001.

2001
Net loss as reported	$(1,888,900)
Add back goodwill amortization	24,000

Adjusted net loss	$(1,864,900)

        There would be no change to the 2001 reported basic loss per share or diluted loss per share as a result of the discontinuance of amortization of goodwill. The Company completed its annual goodwill impairment evaluation as of June 30, 2003, and determined that its goodwill was not impaired. The Company's net goodwill was $262,243 at September 30, 2003 and 2002.

        Intangible assets, other than trade names which have indefinite lives, continue to be amortized over their useful lives. At September 30, 2003 and 2002, other net intangible assets consisted of the following:

	2003	2002
Tradenames	$30,000	$—
Customer list	373,407	32,000
Non-compete agreements	47,200	—

	$450,607	$32,000

        The other intangible assets will be amortized over their estimated useful lives of 3 to 20 years. Amortization expenses for other intangible assets was $85,893 for September 30, 2003 and $24,000 for each of the years ending September 30, 2002 and 2001.

        The other intangible assets will be amortized over the following fiscal years:

Year ended September:	Amortization
2004	$44,276
2005	36,276
2006	30,376
2007	18,576
2008	291,103

Total	$420,607

Revenue Recognition

        The Company generally recognizes revenue when the regulated medical waste is delivered to a third party for processing.

Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments

        The Company's primary financial instruments are accounts receivable, notes payable and accounts payable. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Credit risk is minimized as a result of the large size of the Company's customer base. No single customer represents greater than 1% of total accounts receivable.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from the estimates that were used.

Accounts Receivable

        Accounts receivable consist primarily of amounts due to the Company from its normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.

Stock Compensation

        As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options as set forth in Accounting Principals Board No. 25, Accounting for Stock Issued to Employees (APB 25) and has adopted the disclosure alternative of Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation" (SFAS 123).

        The following table illustrates the Company's net income (loss) on a pro forma basis as if stock options had been accounted for under the fair value method recommended by SFAS 123.

	September 30, 2003	September 30, 2002	September 30, 2001
Net income—as reported	$4,393,807	$1,229,827	$(1,888,900)
Net income—pro forma	$4,384,555	$1,217,641	$(1,904,788)
Pro forma income (loss) per share	$0.33	$0.13	$(0.21)

        The fair value of stock options used to compute pro forma net loss is the estimated present value at the grant date using the Black Sholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of approximately 3% in 2003 and 2002 and 5% in 2001; and an expected volatility of 0.92 in 2003 and 2002 and 0.97 in 2000; and a weighted-average expected option life of five years.

Reclassifications

        Certain amounts in 2002 and 2001 have been reclassified to conform to the 2003 presentation.

NOTE 3—DIVESTITURES

        In February 2001, the Company transferred to Stericycle, through WSI, approximately 70 customer accounts located in the Houston, Texas area in exchange for a reduction in interest due under the Amended Promissory Note of approximately $67,816. The accounts represented approximately $200,000 in annual revenue during the fiscal year ended September 30, 2000. The Company recognized a gain for $67,816 which is included in the Consolidated Statement of Operations as other income (expense).

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following at September 30:

	2003	2002	Useful Life
Land	$584,940	$584,940
Buildings and improvements	1,887,762	1,881,635	3-40 years
Machinery and Equipment	3,651,330	4,795,653	5-10 years
Office equipment and Furniture	641,817	448,878	5-20 years
Reusable Containers	664,548	664,548	3-10 years

	$7,430,398	$8,375,654

Depreciation expense charged to operations was $514,835, $679,794, and $1,548,229, for the years ending September 30, 2003, 2002 and 2001, respectively.

        On December 19, 2001, the Company made the decision to permanently close all of its treatment facilities which consisted of two incinerators and a chem-clave unit in Springhill, Louisiana and an incinerator and a microwave unit in Birmingham, Alabama. These facilities were temporarily idled during the fourth quarter of 2001 while management evaluated whether to incur significant capital costs to upgrade and maintain the equipment to comply with more restrictive EPA requirements. Subsequently, in December 2001, the decision was made to close the internal facilities and seek out less expensive treatment fees at external sources. Management, after considering the upgrades necessary for the existing facilities as well as the treatment capacity at other sources, determined that this equipment had no remaining value. As a result, the treatment related assets were written down to their fair value of zero and in September 2001 the Company took a charge for the write-down of certain treatment related assets which totaled $2,631,885. The total gross cost for this equipment was $6,047,225 with related accumulated depreciation of $3,415,340.

NOTE 5—NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of net income (loss) per common share:

	2003	2002	2001
		Restated See Note 15	Restated See Note 15
Numerator:
Net income (loss)	$4,393,807	$1,229,827	$(1,888,900)
Denominator for basic earnings per share—weighted average shares	13,380,675	9,198,325	9,198,325
Effect of dilutive shares:
Preferred Shares	3,991,781	7,750,000	—
Warrants	95,026	343,736	—
Denominator for diluted earnings per share	17,467,482	17,292,061	9,198,325

Basic net income (loss) per share	$0.33	$0.13	$(0.21)
Diluted net income (loss) per common share	$0.25	$0.07	$(0.21)

For additional information regarding outstanding employee stock options, see Note 9.

        The effect of the preferred shares on the above basic and diluted net income per share calculation is based upon (i) the Company's interpretation that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that the preferred shares were converted on April 6, 2003. (See Notes 11 and 15)

        Preferred stock, stock options and warrants to purchase shares of common stock outstanding during the fiscal year ended September 30, 2001 were not included in the computation of diluted earnings per share because the effect would be antidilutive. Stock options were not included in the September 30, 2003 and 2002 computations as they were antidilutive since the exercise prices ranging from $0.28 to $0.59 were greater than the average price of the common stock.

NOTE 6—NOTES PAYABLE

        Notes payable consists of the following at September 30:

	2004	2003
Notes payable to an insurance company, due in monthly installments including interest of 5.9% unsecured, which matures in February 2004 and December 2003, respectively	$22,821	$51,394

NOTE 7—LONG TERM DEBT

        Note payable to majority shareholder consists of the following at September 30:

	2003	2002
Revolving note payable to WSI, bearing interest at the prime rate, not to exceed 13%,	$2,425,645	$3,890,635
Less: Current portion	1,123,537	1,002,433

Long-term portion	1,302,108	$2,888,202

        The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI, its majority stockholder and internally generated funds. At September 30, 2003, the Company's long term indebtedness consisted of amounts owed to WSI (which are described below), and a portion of the Company's insurance premiums that were being financed.

        On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the "Note") with an aggregate principal amount outstanding of $5,487,308.

        In connection with a Note extension as of October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of 3CI common stock at an exercise price of $0.10 per share. WSI exercised these warrants on December 18, 2002. The values of the warrants were included in the statement of operations for the respective periods as interest expense.

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

        Pursuant to an agreement dated May 23, 2002, the Note was amended to extend its maturity to October 1, 2003, and to make the Note payable in quarterly payments of principal and interest, with interest calculated at the prime rate, plus 1.0%, and to require a principal payment of $700,000. In addition, this amendment required the commencement of monthly payments of $100,000 to be applied to accrued interest and principal commencing June 1, 2002, and continuing on the first day of each month thereafter. The agreement also required the Company to achieve a minimum level of $900,000 in EBITDA for the six-month period ended June 30, 2002 and for each trailing six-month period of each quarterly period thereafter until maturity.

        By agreement with WSI effective July 1, 2003, the interest rate on the Note was reduced to the prime lending rate (4% as of December 31, 2003), as such may change from time to time, published under "Money Rates" in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

        On or about September 19, 2003, by agreement with WSI, the EBITDA calculation covenant of the Note was amended (i) effective for the Company's fiscal quarter ended March 31, 2003, to exclude a portion of the Company's reserve for bad debt, and (ii) effective for the Company's fiscal quarter ended June 30, 2003, and for subsequent quarters, to exclude certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock. WSI also waived all defaults under the Note through June 30, 2003 without requiring the payment of any fees or penalties by the Company.

        Pursuant to an agreement dated as of October 1, 2003, between the Company and WSI, the Note was again amended to extend the maturity date of the Note to October 1, 2004. Total interest expense was $165,918, $466,842 and $885,449 for the years ended September 30, 2003, 2002 and 2001, respectively.

NOTE 8—INCOME TAXES

        The Company's deferred tax liabilities and assets as of September 30, are as follows:

	2003	2002
Deferred income tax liabilities—
Property and equipment	590,493	$621,310
Other	41,219	68,735

Total deferred income tax liabilities	631,712	690,045
Deferred income tax assets—
Net operating loss carryforward	3,958,054	6,554,880
Bad debt reserves	157,274	240,652
Other	921,649	944,894

Total deferred income tax assets	5,036,977	7,740,426
Valuation allowance	(921,649)	(7,050,381)

Net deferred income tax asset	4,115,328	690,045

Total deferred income tax assets and liabilities	$3,483,616	$—

        During the year ended September 30, 2003, the Company utilized approximately $1,200,000 of its net operating loss carryforward to offset current year taxable income.

        At September 30, 2003 the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,555,000 which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2003. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

        During the fourth quarter of 2003, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income.

NOTE 9—STOCK OPTIONS

        In 1992, the Company's Board of Directors and shareholders approved a stock option plan (the "Plan"), which provides for the granting of 500,000 shares of common stock in the form of stock options to employees, officers and directors. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option."

        During fiscal 2003, the Company did not issue any stock options. During fiscal 2002, the Company issued 100,000 options at exercise prices ranging from $0.20 to $0.28 per share which vest evenly over a three-year period. During fiscal 2001, the Company did not issue any stock options.

        As of September 30, 2003, the Company had outstanding 255,000 option shares with exercise prices ranging from $0.28 to $1.50.

        A summary of stock option information follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	305,000	$0.43	265,000	$0.63	499,000	$0.87
Granted	—	—	100,000	$0.24	—	—
Exercised	—	—	—	—	—	—
Canceled/Forfeited	(50,000)	$0.20	(60,000)	$1.00	(234,000)	$1.44

Outstanding at end of year	255,000	$0.47	305,000	$0.43	265,000	$0.63

Exercisable at end of year	221,666	$0.49	187,740	$0.54	215,000	$0.70
Available for future grant	245,000		195,000		235,000

NOTE 10—RELATED PARTY TRANSACTIONS

        On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly owned subsidiary of Stericycle. On December 19, 2002, WSI acquired an additional 541,286 shares of Common Stock upon the exercise of a warrant (the "WSI Warrant") to purchase Common Stock previously granted by the Company to WSI as consideration for WSI's agreement to extend the maturity date to January 1, 2001 of the Note. Pursuant to the WSI Warrant, WSI purchased shares of Common Stock at an exercise price of $0.10 per share. According to a Schedule 13D/A filed by WSI with the SEC on January 6, 2003, Stericycle provided the funds used by WSI to exercise the WSI Warrant.

        As of December 1, 2003, WSI owned 57.97% or 5,645,734 shares of the Company's Common Stock and the right to some additional number of shares of Common Stock to be issued by reason of the conversion of the Preferred Stock on April 6, 2003. See Note 12. As of December 1, 2003,

Stericycle owned directly and indirectly through WSI 6,578,504 shares of Common Stock, which represent 67.54% of the issued and outstanding shares of Common Stock, and indirectly through WSI, the right to some additional number of shares of Common Stock to be issued by reason of the conversion of the Preferred Stock on April 6, 2003.

        As of September 30, 2003, the Company owed $2,245,645 to WSI under a certain amended and restated promissory note which is more fully described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources" and in Note 7 of these Footnotes.

        In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 was to be utilized for the leasing of transportation equipment of which $82,312 and $179,569 had been utilized at September 30, 2002 and 2001, respectively, and $1,000,000 for the financing of equipment, none of which was being utilized at September 30, 2003 and 2002 and $398,851 of which been utilized at September 30, 2001. This agreement was guaranteed by Stericycle. The lease expired on December 1, 2003, at which time, the Company exercised an option to purchase the equipment.

        The Company was insured under Stericycle's Umbrella Insurance policy through November 26, 2003. The Company accrued $15,761 and $16,067 for this coverage in the fiscal years ended September 30, 2002 and 2001, respectively, which is included in sales, general and administrative expenses. No accrual was needed as of September 30, 2003. On November 26, 2003, the Company obtained its own excess umbrella policy and, as a result, Stericycle no longer covers the Company under its umbrella policy.

        The Company out-sources the treatment of its medical waste to treatment facilities in Conroe, Texas; Memphis, Tennessee; and Reserve, Louisiana; which are owned by Stericycle. The treatment fees are paid currently in accordance with 30-day terms and totaled $1,960,091, $2,598,399 and $1,144,378 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Stericycle provides the Company long-haul transportation services. Transportation fees for these services totaled $695,020 and $912,642 for the years ended September 30, 2003 and 2002, respectively, and these fees are included in Costs of Services for the respective year.

        In May and June 2003, the Company sold certain transportation and treatment equipment to Stericycle for $423,738 with payment being in the form of a reduction in the principal balance on the Note. The Company recognized a gain of $76,000 related to this transaction.

        On May 1, 2002, Stericycle, which owns all of the capital stock of WSI, completed a transaction in which it purchased from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the "Sellers") certain profit-sharing rights, put rights and other rights of the Sellers under a settlement agreement (the "Shepherd Settlement Agreement") entered into with the Company in January 1996. The purchase included interest in all security agreements, mortgages and other instruments securing the Company's various obligations to the Sellers under the Shepherd Settlement Agreement, and 932,770 shares of the Company's Common Stock owned by the Sellers. During the fiscal years ended September 30, 2003 and 2002, the Company paid approximately $276,000 and $138,000, respectively, to Stericycle under the profit sharing terms of the Shepherd Settlement Agreement, as amended pursuant to a letter agreement dated May 23, 2002 between Stericycle and the Company.

        The Company entered into the Shepherd Settlement Agreement to settle a suit filed in June 1995 by the Sellers against the Company, WSI and certain former directors and officers of the Company. The Sellers were former stockholders of Med-Waste Disposal Service, Inc. ("Med-Waste"), a company acquired by the Company on August 9, 1994. Pursuant to the Shepherd Settlement Agreement, the Company (i) issued to the Sellers 250,000 shares of Common Stock; (ii) is obligated to pay to the Sellers on a monthly basis 20% to 55% of the pre-tax profits (as defined in the Shepherd Settlement Agreement) attributable to the assets previously acquired from Med-Waste (the "Profit-Sharing Rights"); and (iii) is obligated to repurchase the 932,770 shares of Common Stock held by the Sellers for $2.50 per share in certain events, including the Company's bankruptcy or if WSI ceases to be the largest beneficial holder of the Company's Common Stock (the "Put Right").

        On May 1, 2002, the Sellers assigned the Profit-Sharing Rights and the Put Right to Stericycle. The Company and Stericycle subsequently agreed, pursuant to a letter agreement dated May 23, 2002 (the "Letter Agreement"), that the Company would pay Stericycle a fixed amount of $23,000 per month, in lieu of 50% of the pre-tax profits of the Med-Waste division, until mutually agreed otherwise or the expiration of the Profit-Sharing Rights pursuant to the Shepherd Settlement Agreement. The Letter Agreement states that the Company anticipated that reductions in payroll expense for the Med-Waste division and the division's integration into the Company would increase the net income of the division, such that the $23,000 monthly payment would represent less than 50% of the division's pre-tax profits, which was what the Company was then paying to the Sellers.

        The obligations of the Company to Stericycle, as the assignee of the Sellers' rights and obligations under the Shepherd Settlement Agreement, are secured by a security interest in most of the assets of the Company, which, pursuant to the Shepherd Settlement Agreement, holds a priority over the security interest of WSI in such assets.

        Under the Shepherd Settlement Agreement, unless the per share market price of the Company's Common Stock exceeds $2.50 for 42 consecutive trading days, the Profit-Sharing Rights will only expire if the Company chooses to exercise its option (which may be exercised on or at any time after January 10, 2004). This option is to pay to Stericycle an amount equal to 670,470 multiplied by the amount by which $2.50 exceeds the 42-day moving average of the trading price of the Common Stock on the date of such payment. Upon the expiration of the Profit-Sharing Rights, the Put Right would also expire.

NOTE 11—PREFERRED STOCK

Preferred Stock Conversion

        Pursuant to the certificates of designation governing the Preferred Stock, all 7,750,000 shares of Preferred Stock automatically converted on April 6, 2003. The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock related to the conversion of the Preferred Stock.

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

        On April 2, 2003, the Company, WSI and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the "Agreement to Defer Conversion"), pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

        On May 9, 2003, the Company filed a declaratory judgment action seeking a judicial determination of the appropriate conversion rate of the Preferred Stock. On August 22, 2003, the Company filed an original petition for declaratory judgment and to enforce the Settlement Agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. In its petition, the Company requests the Court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm the issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003. WSI subsequently filed a motion to have the Court declare that the Preferred Stock is convertible into 36,704,761 shares of Common Stock. The parties are currently conducting discovery in this proceeding. For a further description of this litigation, see Part I, Item 3. Legal Proceedings.

Preferred Stock Dividends

        There are unanimous written consents of the Board of Directors declaring dividends on the Series B and C Preferred Stock totaling $161,158, $637,623, $907,387 and 497,550 for each of the years ended September 30, 2003, 2002, 2001 and 2000, respectively. Each of the resolutions for the dividends called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution. However, none of these unanimous consents are executed by all of the individuals who were members of the Board of Directors at the date of such unanimous consents, and none of the dividends have been paid. There were no undeclared dividends as of September 30, 2003.

        On December 22, 2003, the independent and disinterested members of the Board of Directors, relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board, determined that (i) the previous declarations of dividends on the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $2,203,717 (collectively, the "Preferred Stock Dividends") had not been effective to declare and obligate the Company to pay such dividends, and (ii) the

Preferred Stock Dividends cannot now be lawfully declared and paid on the Preferred Stock. As a consequence of these determinations, the Company has reversed the Preferred Stock Dividends entries on the Company's books and records and has restated its financial statements for the years ended September 30, 2000, 2001 and 2002. These restatements reflect as of September 30, 2000, 2001 and 2002, a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows.

        WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company's books. If WSI, Stericycle and their affiliates' position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates' announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717. See Note 15 for discussion of the Company's obligations to pay such dividends.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        On July 16, 2002, a suit was filed by Larry F. Robb, individually, on behalf of a class comprised of the Company's minority stockholders, and derivatively on behalf of the Company, in the First Judicial District Court in Shreveport, Louisiana against Stericycle, certain of 3CI's directors and the Company's President and Chief Executive Officer which alleged minority stockholder oppression, breach of fiduciary duty and unjust enrichment. On or about October 27, 2003, the plaintiffs in this suit filed their First Amended Petition adding the Company as a derivative defendant. The Company has contacted its insurance carrier and hired counsel to assist the Company in this litigation. The defendants in the case have denied the allegations and intend to defend the case vigorously.

        The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have materially adverse effect on the Company's financial position, results of operations or net cash flows.

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

        On December 22, 2003, the independent and disinterested members of the Board of Directors, relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board determined that (i) the previous declarations of dividends on the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $2,203,717 (collectively, the "Preferred Stock Dividends") had not been effective to declare and obligate the Company to pay such dividends, and (ii) the Preferred Stock Dividends cannot now be lawfully declared and paid on the Preferred Stock. As a consequence of these determinations, the Company has reversed the Preferred Stock Dividends entries on the Company's books and records and has restated its financial statements for the years ended September 30, 2000, 2001 and 2002. These restatements reflect as of September 30, 2000, 2001 and 2002, a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows.

        WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the four members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company's books. If WSI and Stericycle's position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates' announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203.717. See Note 15 for discussion of the Company's obligations to pay such dividends.

NOTE 13—LEASE COMMITMENT

        At September 30, 2003, the Company had certain noncancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:

2004	$253,347
2005	132,282
2006	91,238
2007	70,663
2008 and thereafter	16,774

$564,304

        Total rent expense for the fiscal years ended September 30, 2003, 2002 and 2001 totaled $511,320, $273,489 and $288,571, respectively.

NOTE 14—EMPLOYEE BENEFIT PLAN

        Under a plan approved by the Board of Directors in 2000, the Company has a 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company has the right to make a discretionary contribution under the plan agreement. The Company has not made any contribution in 2003, 2002, or 2001. On November 1, 2003, the Company adopted a new 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company will make contributions to the plan based on a percentage of the employee contribution, not to exceed 6% of the total compensation. The Internal Revenue Code limits an employee's contribution to $12,000, and the Company's 401(k) defined contribution retirement plan contains this limitation.

NOTE 15—PRIOR YEAR ADJUSTMENT

        In December 2003, the Company received a legal opinion that the Preferred Stock Dividends previously declared by the Board of Directors had not been effective to declare and obligate the Company to pay such dividends. Based on such guidance, the independent and disinterested directors, acting for the Board of Directors pursuant to Section 144 of the Delaware General Corporation Law, voted to reverse the entries on the Company's books and records of the previously declared dividends. The accompanying financial statements for 2002 and 2001 have been restated to reflect the Board's action as a prior period adjustment. The effect of the adjustment is to reduce current liabilities and accumulated deficit by $2,203,717 and $2,042,560 as of September 30, 2003 and 2002, respectively. In addition, basic income per share and diluted income per share have increased by $0.07 and $0.01, respectively, for the fiscal year ending September 30, 2002. Basic loss per share and diluted loss per share have been decreased by $0.09 for the fiscal year ending September 30, 2001.

        The impact of reversing entries of the dividends previously declared is reflected in the accompanying consolidated financial statements as an increase to accumulated deficit at October 1, 2001 of $1,404,937.

        The Company has been advised by WSI, Stericycle and the four members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company's books. If WSI and Stericycle's position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI and Stericycle's announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717.

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended September 30, 2003 and 2002:

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003		Fourth Quarter 2003
	Restated— See Note 15	Restated— See Note 15	Restated— See Note 15
Fiscal 2003 Quarters
Revenues	$3,594,386	$3,412,417	$3,439,572		$3,681,521
Gross profit	1,145,391	1,027,171	1,297,565		1,484,369
Net income	354,303	37,393	229,689		3,772,422
Basic earnings per share(a)	0.04	—	0.02	(b)	0.39
Diluted earnings per share	0.02	—	0.01		0.22

(a)
For the first quarter of 2003, basic earnings per share increased by $0.02 as a result of the restatement of Preferred Stock Dividends.

(b)
The basic earnings per share for the third quarter of 2003 has been restated from its previously reported earnings per share of $0.01 to reflect the conversion of Preferred Stock on April 6, 2003. See Note 11 for discussion of the Preferred Stock conversion.

        In the fourth quarter of 2003, the Company reduced its valuation allowance related to its deferred tax asset. The result was $3,483,616 of tax benefit.

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
	Restated— See Note 15	Restated— See Note 15	Restated— See Note 15	Restated— See Note 15
Fiscal 2002 Quarters
Revenues	$4,269,594	$4,035,817	$3,785,274	$3,734,599
Gross profit	1,278,593	1,247,040	1,227,327	1,224,053
Net income	393,646	225,002	317,052	294,127
Basic earnings per share(c)	0.04	0.02	0.03	0.03
Diluted earnings per share	0.02	0.01	0.02	0.02

(c)
For each quarter of 2002, basic earnings per share increased by $0.01 as a result of the restatement of Preferred Stock Dividends.

Schedule II

3CI COMPLETE COMPLIANCE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts	Balance at end of period
For the year ended September 30, 2003:
Allowance for doubtful accounts	$622,668	$120,000	$(333,509)	$409,159

	$622,668	$120,000	$(333,509)	$409,159

For the year ended September 30, 2002:
Allowance for doubtful accounts	$346,231	$396,634	$(120,197)	$622,668

	$346,231	$396,634	$(120,197)	$622,668

For the year ended September 30, 2001:
Allowance for doubtful accounts	$281,051	$125,021	$(59,841)	$346,231

	$281,051	$125,021	$(59,841)	$346,231

Classification	Balance at beginning of period	Additions	Reductions Charged	Balance at end of period
For the year ended September 30, 2003:
Income tax valuation allowance	$7,050,381	$—	$(6,128,732)	$921,649

	$7,050,381	$—	$(6,128,732)	$921,649

For the year ended September 30, 2002:
Income tax valuation allowance	$9,237,692	$—	$(2,187,311)	$7,050,381

	$9,237,692	$—	$(2,187,311)	$7,050,381

For the year ended September 30, 2001:
Income tax valuation allowance	$8,588,257	$649,435	$—	$9,237,692

	$8,588,257	$649,435	$—	$9,237,692

QuickLinks

3CI COMPLETE COMPLIANCE CORPORATION TABLE OF CONTENTS* ANNUAL REPORT ON FORM 10-K
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Qualitative Disclosures about Market Risks
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG 3CI COMPLETE COMPLIANCE CORPORATION, THE S & P 500 INDEX AND A PEER GROUP
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
3CI COMPLETE COMPLIANCE CORPORATION BALANCE SHEETS
3CI COMPLETE COMPLIANCE CORPORATION STATEMENTS OF OPERATIONS
3CI COMPLETE COMPLIANCE CORPORATION STATEMENTS OF SHAREHOLDERS' EQUITY
3CI COMPLETE COMPLIANCE CORPORATION STATEMENTS OF CASH FLOWS
3CI COMPLETE COMPLIANCE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Schedule II
3CI COMPLETE COMPLIANCE CORPORATION VALUATION AND QUALIFYING ACCOUNTS