Form 10-Q
period 2003-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2004-02-18
CIK 883787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-11097

3CI COMPLETE COMPLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0351992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 W North Carrier Parkway #104, Grand Prairie, Texas 75050
(Address of principal executive offices)
(Zip Code)

(972) 375-0006
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-Q or any amendment to this Form 10-Q.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

The number of shares of Common Stock outstanding as of the close of business on February 9, 2004, was 9,739,611.

FORWARD-LOOKING STATEMENTS

“THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY’S BUSINESS AND OPERATIONS.  ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.  THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE BIO-MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY’S FILINGS WITH THE SEC.  THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN THE COMPANY’S EXPECTATIONS.”

3CI COMPLETE COMPLIANCE CORPORATION

I N D E X

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,102,696	$1,057,055
Accounts receivable, net allowances of $405,786 and $409,164 at December 31, 2003 and September 30, 2003, respectively	2,331,623	2,540,388
Inventory	67,071	73,525
Prepaid expenses	292,689	337,314
Deferred income taxes	157,274	157,274
Other current assets	5,596	16,320
Total current assets	3,956,949	4,181,876

Property, plant and equipment, at cost	7,380,370	7,430,398
Accumulated depreciation	(5,154,010)	(5,186,243)
Net property, plant and equipment	2,226,360	2,244,155

Goodwill, net of accumulated depreciated of $174,988	262,243	262,243
Intangibles, net of accumulated amortization of $188,763 and $173,693 at December 31, 2003 and September 30, 2003, respectively	435,537	450,607
Deferred income taxes	3,400,179	3,326,342
Other assets	78,353	78,438

Total assets	$10,359,621	$10,543,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$22,821
Accounts payable	645,140	332,870
Accounts payable, affiliated companies	220,631	423,602
Accrued liabilities	724,254	600,976
Note payable majority shareholder, current portion	2,148,954	1,123,537
Total current liabilities	3,738,979	2,503,806

Note payable majority shareholder, net of current portion	—	1,302,108

Total liabilities	3,738,979	3,805,914

Shareholder’s Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued and outstanding 9,739,611 shares	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional Paid-in capital – common stock	20,519,861	20,519,861
Accumulated deficit	(21,695,366)	(21,578,261)
Total Shareholders’ equity	6,620,642	6,737,747
Total liabilities and shareholders’ equity	$10,359,621	$10,543,661

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended December 31,
	2003	2002

Revenues	$3,359,642	$3,594,386
Expenses:
Cost of services	2,124,220	2,288,245
Depreciation and amortization	126,074	175,879
Selling, general and administrative	1,208,904	654,527
Interest expense	22,386	52,432
Other expense, net	69,000	69,000

Income (loss) before income taxes	(190,942)	354,303

Income taxes	(73,837)	—

Net (loss) income	$(117,105)	$354,303

Basic earnings per share:
Basic net (loss) income per share	$(0.01)	$0.04

Diluted earnings per share:
Diluted net (loss) income per share	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(117,105)	$354,303
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on disposal of equipment	(6,024)	—
Depreciation and amortization	126,074	175,879
Deferred income tax asset	(73,837)
Decrease (increase) in accounts receivable, net	208,765	(615,217)
Decrease (increase) in inventory	6,454	(10,876)
Decrease in prepaid expenses	44,625	148,670
Decrease in other assets and other current assets	10,809	29,028
Increase in accounts payable	312,270	24,731
Decrease in accounts payable, affiliated companies	(202,971)	(109,600)
Increase in accrued liabilities	123,278	23,808
Total adjustments to net income (loss)	549,443	(333,577)
Net cash provided by (used in) operating activities	432,338	20,726

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	20,701	—
Purchase of property, plant and equipment	(107,886)	(22,692)
Net cash used in investing activities:	(87,185)	(22,692)

Cash flows from financing activities:
Principal reduction of notes payable	(22,821)	(51,394)
Reduction of note payable to majority shareholders	(276,691)	(245,243)
Proceeds from issuance of common stock	—	54,129
Net cash used in financing activities	(299,512)	(242,508)

Net increase (decrease) in cash and cash equivalents	45,641	(244,474)

Cash and cash equivalents, beginning of period	1,057,055	898,720

Cash and cash equivalents, end of period	$1,102,696	$654,246

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 1—DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

3CI Complete Compliance Corporation (the “Company” or “3CI”), a Delaware corporation, is engaged in the collection and transportation of biomedical waste in the south and southeastern United States.

Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation (“Stericycle”), acquired 100% of the common stock of Waste Systems, Inc. (“WSI”) for $10 million. As a result of the transaction, WSI became a wholly- owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns (i) 67.5% or 6,578,504 shares of the outstanding common stock, par value $0.01 per share (“Common Stock”), and (ii) 100% of the Company’s Series B Preferred Stock, par value $0.01 per share (“Series C referred Stock”, and together with the Series B preferred Stock, the “Preferred Stock”), all of which shares of Preferred Stock were converted into Common Stock on April 6, 2003.  See Note 5.

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

Certain amounts in the financial statements for 2002 have been reclassified to conform to the 2003 presentation.

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended December 31, 2003	Three months ended December 31, 2002

Numerator:
Net income (loss)	$(117,105)	$354,303
Denominator for basic earnings per share—weighted average shares	17,489,611	9,274,811
Effect of dilutive shares:

Preferred Shares	—	7,750,000
Warrants		278,880
Denominator for diluted earnings per share	17,489,611	17,303,691

Basic net income (loss) per share	$(0.01)	$0.04
Diluted net income (loss) per common share	$(0.01)	$0.02

The effect of the preferred shares on the above basic and diluted net income per share calculation is based upon (i) the Company’s interpretation that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that the preferred shares were converted on April 6, 2003. (See Notes 5 and 6)

Stock options were not included in the December 30, 2003 and 2002 computations as they were antidilutive since the exercise prices ranging from $0.28 to $0.59 were greater than the average price of the common stock. Preferred shares are not included in the December 31, 2003 computations as they were antidilutive since the Company has a loss in that period.

NOTE 3—PROMISSORY NOTE

The Company has outstanding an amended and restated revolving promissory note payable to WSI (the “Note”), which had an original aggregate principal amount of $5,487,308.

In connection with a Note extension as of October 1, 2000, 3CI issued warrants to WSI for the purchase of up to 541,286 shares of Common Stock at an exercise price of $0.10 per share. WSI exercised these warrants on December 18, 2002. The values of the warrants were included in the statement of operations for the respective periods as interest expense.

An agreement effective October 1, 2001 extended the Note’s maturity to July 1, 2002. The terms of this extension included a reduction of the interest rate to the prime rate, plus 1.0% and called for a principal payment of $200,000 at renewal and an additional $200,000 principal payment in June 2002. The agreement also required the Company to achieve minimum levels of EBITDA for each of the six-month periods ended March 31, 2002 and June 30, 2002. This level was not achieved for the six months ended March 31, 2002 requiring the Company to record an additional $120,404 in interest expense.

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

By agreement with WSI effective July 1, 2003, the interest rate on the Note was reduced to the prime lending rate (4% as of December 31, 2003), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

On or about September 19, 2003, by agreement with WSI, the EBITDA calculation covenant of the Note was amended (i) effective for the Company’s fiscal quarter ended March 31, 2003, to exclude a portion of the Company’s reserve for bad debt, and (ii) effective for the Company’s fiscal quarter ended June 30, 2003, and for subsequent quarters, to exclude certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.  Under the Note, failure to attain the minimum level of EBITDA requires the Company to pay a penalty fee equal to three (3%) percent of the outstanding principal balance of the Note at the end of the applicable quarter.  This penalty fee would be recorded as additional interest expense.

Pursuant to an agreement dated as of October 1, 2003, between the Company and WSI, the Note was again amended to extend the maturity date of the Note to October 1, 2004. Total interest expense was $22,386 and $52,432 for the three months ended December 31, 2003 and 2002, respectively.

The Company has requested an additional amendment to the Note, which would exclude from the EBITDA calculation under the Note (i) certain expenses associated with the dispute regarding the conversion rate of Preferred Stock for the Company’s fiscal quarter ended March 31, 2003, and (ii) certain fees and expenses associated with all of the litigation described in Part II — Item I hereto for the Company’s fiscal quarter ended December 31, 2003.

NOTE 4—INCOME TAXES

At September 30, 2003 the Company had eligible net operating loss carryforwards for federal income tax purposes of approximately $10,555,000 which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2003. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately

$995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced at September 30, 2003 to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company increased the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount that the Company believes is more likely than not of being recovered based upon the Company’s assessment of the likelihood of near term operating income.

NOTE 5—PREFERRED STOCK

Preferred Stock Conversion

Pursuant to the certificates of designation governing the Preferred Stock, all 7,750,000 shares of Preferred Stock automatically converted on April 6, 2003. The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock related to the conversion of the Preferred Stock.

Prior to April 6, 2003, WSI and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI’s ownership percentage to approximately 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to approximately 93.2%.

WSI and Stericycle’s interpretation of the conversion rate is contrary to the Company’s interpretation of the conversion rate. Based on the certificates of designations governing the Preferred Stock, certain documents executed contemporaneously with the issuance of the Preferred Stock, and the intent of the parties at the time of issuance of the Preferred Stock and the execution of these documents, the Company believes that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but that the conversion rate shall not be less than $1.00 per share (the “Agreed Maximum Conversion Rate”). Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI’s ownership percentage to approximately 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to approximately 81.9%.

On April 2, 2003, the Company, WSI and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the “Agreement to Defer Conversion”), pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

On May 9, 2003, the Company filed a declaratory judgment action seeking a judicial determination of the appropriate conversion rate of the Preferred Stock. On August 22, 2003, the Company filed an original petition for declaratory judgment and to enforce the Settlement Agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. In its petition, the Company requests the Court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm the issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003. WSI subsequently filed a motion to have the Court declare that the Preferred Stock is convertible into 36,704,761 shares of Common Stock. The parties are currently conducting discovery in this proceeding.   See Part II, Item 1, Legal Proceedings.

Preferred Stock Dividends

There are unanimous written consents of the Board of Directors declaring dividends on the Series B Preferred Stock and Series C Preferred Stock totaling $161,158, $637,623, $907,387 and $497,550 for each of the years 2003, 2002, 2001, 2000, respectively.  Each of these resolutions for the dividends called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution. However, none of these unanimous consents are executed by all of the individuals who were members of the Board of Directors at the date of such unanimous consents, and none of the dividends have been paid.

On December 22, 2003, the independent and disinterested members of the Board of Directors, relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board, determined that (i) the previous declarations of dividends on the Preferred Stock in the aggregate amount of $2,203,717 (collectively, the “Preferred Stock Dividends”) had not been effective to declare and obligate the Company to pay such dividends, and (ii) the Preferred Stock Dividends cannot now be lawfully declared and paid on the Preferred Stock. As a consequence of these determinations, the Company reversed the Preferred Stock Dividends entries on the Company’s books and records and restated its financial statements for the years ended September 30, 2001 and 2002.  These restatements reflect for the quarter ended December 31, 2002, a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company’s balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company’s statements of shareholders’ equity and statements of cash flows.

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the four members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI and Stericycle’s position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203.717.  See, Part II, Item 1, Legal Proceedings.

NOTE 6—COMMITMENTS AND CONTINGENCIES

See Note 5 of the Notes to the Financial Statements above for a discussion of certain contingent liabilities of the Company related to the Preferred Stock.

On June 20, 2002, a suit was filed by Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company, in the First Judicial District Court in Shreveport, Louisiana against Stericycle, certain of 3CI’s directors and the Company’s President and Chief Executive Officer which alleged minority stockholder oppression, breach of fiduciary duty and unjust enrichment. On or about October 27, 2003, the plaintiffs in this suit filed their First Amended Petition adding the Company as a derivative defendant. The Company has contacted its insurance carrier and has hired counsel to assist the Company in this litigation.  See Part II, Item 1, Legal Proceedings.

The Company is a defendant in Medical Waste Services of America LLC v. American 3CI Complete Compliance Corporation, cause no. 02-65105, in the 151st Judicial District Court of Harris County, Texas.  In this suit, the plaintiff seeks approximately $818,800 in damages, interest and attorney’s fees for failure to pay for treatment of medical waste and for breach of contract.  Plaintiff alleges that the Company has failed to pay for treatment and disposal of medical waste at the plaintiff’s Birmingham, Alabama facility.  Further, plaintiff alleges that the Company agreed to deliver an additional amount of medical waste to plaintiff’s facility for treatment and disposal at a predetermined price, which the Company has failed to do.  3CI contends that the plaintiff has breached the contract by unilaterally increasing the contract price.  The parties are currently in discovery, and the Company cannot at this time predict the outcome of this litigation.

The Company operates within the regulated medical waste disposal industry, which is subject to intense governmental regulation at the federal, state and local levels. The Company believes it is currently in compliance in all material respects with all applicable laws and regulations governing the medical waste disposal business. However, continuing expenditures may be required in order for the Company to remain in compliance with existing and changing regulations. Furthermore, because the medical waste disposal industry is predicated upon the existence of strict governmental regulation, any material relaxation of regulatory requirements governing medical waste disposal or of their enforcement could result in a reduced demand for the Company’s services and have a material adverse effect on the Company’s revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to changing political and economic pressures.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have materially adverse effect on the Company’s financial position, results of operations or net cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the business of medical waste management services in the south and southeastern United States.  The Company’s customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators.  The following is a discussion of some events that may allow a better understanding of the progression of the Company’s financial position and operating results.

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note.  As of December 31, 2003, and December 31, 2002, the outstanding balances under the WSI Note were in the aggregate principal amounts of approximately $2,148,954 and $3,645,392, respectively.   See Liquidity and Capital Resources herein and Note 3.

See Note 5 and 6 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records and the restatement of its financial statements for the years ended September 30, 2001 and 2002.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company increased the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,483,616 was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended December 30,
	2003	2002

Revenues	$3,360	$3,594
Cost of services	2,124	2,288
Depreciation and amortization	126	176
Selling, general and administrative expenses	1,209	655
(Loss) income from operations	(99)	475
Interest expense	22	52
Other expense, net	70	69
Income taxes	(74)
(Loss) Income	(117)	354
Depreciation	111	170
Amortization	15	6
Interest expense, net	22	52
Income taxes	(74)
EBITDA(1)	$(43)	$582

(1)  EBITDA is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense, and amortization expense to the extent deducted in calculating net income.  The Company considers EBITDA to be a widely accepted financial indicator of a company’s operating performance and ability to service debt, fund capital expenditures and expand its business.  EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies.  EBITDA is not a measure on accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.  The funds depicted by the measure may not be available for management’s discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Three months ended December 31, 2003 compared to three months ended December 31, 2002:

Revenues decreased by $234,744, or 6.5%, to $3,359,642 during the three month period ended December 31, 2003, from $3,594,386 for the three month period ended December 31, 2002. This decrease is primarily related to a reduction in the volume of waste handled.  The reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased by $164,025, or 7.2%, to $2,124,220 during the three months ended December 31, 2003, compared to $2,288,245 for the three month period ended December 31, 2002.  This decrease was primarily attributable to a decrease in processing and transportation costs.  Cost of services as a percentage of revenues decreased to 63.2% compared to 63.7% during the three months ended December 31, 2003 and December 31, 2002 respectively.

Depreciation and amortization expense for the three months ended December 31, 2003 decreased $49,805 or 28.3% to $126,074 compared to $175,879 for the three months ended December 31, 2002. This decrease was primarily attributable to the depreciable useful lives of assets still employed in our operations having expired during the quarter.

Selling, general and administrative expenses for the period increased 84.7% or $554,377 to $1,208,904 from $654,527 during the three months ended December 31, 2002.  Sales, general and administrative expenses increased as a percentage of revenue to 36.0% for the three months ended December 31, 2003, as compared to 18.2% for the three months ended December 31, 2002 due primarily to increases in legal expenses and information technology consulting fees.   Substantially all of these increased legal fees are related to the legal proceedings described in Part II, Item 1, Legal Proceedings below.

Interest expense for the quarter ended December 31, 2003 decreased by $30,046 or 57.3%, to $22,386 from $52,432 during the three months ended December 31, 2002.  This decrease was primarily due to reduced debt and a decrease in the interest rate under the Note, which is variable and tied to the prime interest rate, currently at 4%. During the twelve months ended December 31, 2003 the Company reduced its debt payable by $1,496,438.

Earnings before interest taxes depreciation and amortization (“EBITDA”)

Earnings before interest taxes depreciation and amortization totaled $(42,482) or (1.3%) of revenue compared to $582,614 or 16.2% of revenue for the quarter ended December 31, 2002.  The difference was primarily reflective of the increase in legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note.

The Note is payable in monthly payments of $100,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (4% as of December 31, 2003), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition) (the “Prime Rate”), not to exceed 13%. As of December 31, 2003, and December 31, 2002, the outstanding balances under the Note were in the aggregate principal amounts of approximately $2,148,954 and $3,645,392, respectively. In addition to the term note facility described above, the Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the Note may be prepaid at any time without penalty. The Note matures on October 1, 2004.

The Note is subordinated to all security interests under a certain settlement agreement, the interest to which are held by Stericycle, but otherwise is secured by substantially all of the Company’s assets. Pursuant to the Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.

The Company was in default under the EBITDA covenant in the Note at March 31, 2003 and at December 31, 2003.  The Company is attempting to negotiate an amendment of the EBITDA covenant to exclude (i) as of March 31, 2003, certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) as of December 31, 2003, certain fees and expenses associated with all of the litigation described in Part II – Item I hereto.  If the Company is unable to obtain such amendment, it will be required to pay under the terms of the Note penalty fees to WSI of approximately $101,775 for the March 31, 2003 default and $64,000 for the December 31, 2003 default.

Since June 2003, the Company has not attempted to arrange credit from third-party sources, but believes that if such funds were available, they would be at higher interest rates and could require additional operating and financing restrictions than those under the Note.

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

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company increased the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,483,616 was reflected in the fourth quarter. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

At December 31, 2003, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $2,366,924 compared to a net working capital exclusive of the note payable to its majority shareholder of $2,801,607 at September 30, 2003.  This decrease in net working capital of $434,683 was due primarily to the increase in accounts payable.

Net cash provided by operating activities was $432,338 during the three month period ended December 31, 2003, compared to $20,726 for the three month period ended December 31, 2002.  The difference due to the decrease in accounts receivable.  The Company is continuing its efforts to collect on delinquent receivables.

Net cash used in investing activities for the three months ended December 31, 2003, was $87,185 compared to $22,692 for the same period in 2002.  The $64,493 increase reflected increased investment in equipment.

Net cash used in financing activities was $299,512 for the three month period ended December 31, 2003, compared to $242,508 during the three month period ended December 31, 2002.  The $57,004 increase was due to a larger portion of the payment made by the Company on the Note being applied to the outstanding principal amount of the Note since the interest rate under the Note has decreased..

Item 3.   Qualitative Disclosure about Market Risk

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the Note, thereby increasing its debt service obligation, which could adversely affect the Company’s cash flows.  The interest rate on the Note is variable and tied to the prime rate not to exceed 13%.  An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $21,490 over 12 months.  The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.  This information is accumulated and communicated to the Company’s management including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  The Company’s management including the Chief Executive Officer and the Chief Financial Officer

recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures within 90 days of the filing date of this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings -

Judicial Filings Regarding the Conversion Rate of the Preferred Stock

On May 9, 2003, the Company filed a declaratory judgment action in the 269th District Court in Harris County, Texas (the “Court”) seeking a judicial determination of the appropriate conversion rate of the Preferred Stock. The Company filed the declaratory judgment action in connection with James T. Rash, et. al. v. Waste Systems, Inc., the Company and certain of the Company’s former directors and officers (the “1995 Action”), which was the original proceeding pursuant to which the Preferred Stock was issued by the Company.

Following a hearing in the 1995 Action and for jurisdictional reasons, the Company elected to initiate a new action (the “2003 Action”), and on August 22, 2003, filed an original petition for declaratory judgment and to enforce the Settlement Agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. In this petition, the Company requests the Court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm the issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003.

On October 3, 2003, WSI filed a motion to enforce judgment in the 1995 Action and to have the Court declare that the Preferred Stock is convertible into 36,904,761 shares of Common Stock. The Company opposed WSI’s motion to enforce the judgment. Following a hearing, the Court abated WSI’s motion on November 10, 2003.

On October 24, 2003, Don Smith, Ghere-Smith Interests, Inc., Tidel Technologies, Inc. f/k/a American Medical Technologies, Inc., Jim Rash, individually and in his capacity as representative of the certified class of minority shareholders of 3CI, and Larry Robb, individually and as proposed co-representative of the same certified class (collectively, the “Minority Stockholders”), answered and/or intervened in the 2003 Action, cross- claimed against WSI and filed a third-party petition against Stericycle.

The Minority Stockholders have asserted, on behalf of all minority stockholders of 3CI, many of the same claims of fraud, breach of fiduciary duty, unjust enrichment and other acts of minority stockholder oppression, as they have alleged in the Louisiana Suit (as defined and discussed below). In addition, the Minority Stockholders have asked the Court to deny 3CI’s request for declaratory relief, find that Stericycle and WSI have abused their duties to the minority stockholders and declare that Stericycle and WSI, among other things, (i) forfeit all fees, payments, dividends, warrants, preferred stock, common stock, profit shares and all other forms of value which Stericycle and WSI have extracted from 3CI and its minority owners, (ii) pay actual damages of at least $28 million and reasonable punitive damages, and (iii) buy the capital stock of the minority stockholders of the Company at the relative value of 3CI’s shares to Stericycle’s shares at the time Stericycle gained control over 3CI, i.e. one share of Stericycle common stock for every five shares of Common Stock.

On December 3, 2003, Stericycle filed its original answer to the Minority Stockholders’ third-party petition, and on December 24, 2003, WSI filed its answer and counter-petition in the 2003 Action. In their respective filings, Stericycle and WSI have denied all material allegations and reasserted their claims that the Preferred Stock is convertible into 36,904,761 shares of Common Stock. The parties are currently conducting discovery in the 2003 Action.

As of September 4, 2003, the full Board unanimously appointed a Special Committee comprised of the independent Directors on the Company’s Board of Directors who are not affiliated with Stericycle or WSI.  The Special Committee was initially established to act on behalf of the Company in connection with the Company’s dispute with WSI and Stericycle as to the appropriate conversion rate of the Preferred Stock.  See Part II, Item 1, Legal Proceedings - Louisiana Minority Stockholder Litigation for a further description of the authority of the Special Committee.

Louisiana Minority Stockholder Litigation

On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company (collectively, the “Louisiana Plaintiffs”), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al., in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Suit”). In this suit, the Louisiana Plaintiffs assert numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against Stericycle, the four directors of 3CI who are also affiliates of Stericycle, and the President and Chief Executive Officer of the Company (collectively, the “Louisiana Defendants”).

The Louisiana Plaintiffs contend that since Stericycle’s acquisition of WSI in September 1998, Stericycle has unfairly and improperly exercised control over 3CI to the detriment of the Company’s minority stockholders in contravention of various contractual, common law and statutory duties. Among other things, the Louisiana Plaintiffs allege that the Louisiana Defendants have (i) deprived the Company of revenues by imposing unfavorable loan obligations and avoidable expenses on the Company; (ii) usurped 3CI’s business and business opportunities and diverted its assets for Stericycle’s benefit; and (iii) depressed the value of the Common Stock. The Louisiana Plaintiffs further allege that Stericycle has breached an agreement entered into for the protection of 3CI’s minority stockholders in connection with Stericycle’s acquisition of WSI.

Based on these and other allegations, the Louisiana Plaintiffs seek to recover actual and punitive damages and a variety of equitable and other relief, including forfeiture or rescission of various disputed transactions, a constructive trust of all benefits Stericycle has derived on business usurped from the Company or not offered to the Company and an order requiring Stericycle to buy the capital stock of the minority stockholders of the Company at the relative value of the Company’s shares to Stericycle’s shares at the time Stericycle gained control over the Company, i.e. one share of Stericycle common stock for every five shares of the Company’s Common Stock.

On or about October 27, 2003, the Louisiana Plaintiffs filed their First Amended Petition adding the Company as a derivative defendant. The Company has not yet answered this petition. However, the other parties in the Louisiana Suit currently are proceeding with discovery. The Company does not have sufficient information to predict the outcome of the Louisiana Suit.

As of January 8, 2004, the Board expanded the authority of the Special Committee such that the Special Committee now has the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, the 1995 Action and the 2003 Action, or any actions or proceedings related to any of the foregoing; (ii) make or approve all decisions of the Company related to the Louisiana Suit, the 1995 Action and the 2003 Action, including the Company’s filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suits; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee is composed of Stephen B. Koenigsberg, Kevin J. McManus and Robert M. Waller, who are the independent directors on the Board not affiliated with Stericycle or WSI.  The Special Committee has recently appointed legal counsel to assist it in its investigation of the Louisiana Plaintiffs’ allegations and to gather all information related to the Louisiana Suit.

Item 2.    Changes in Securities –

None.

Item 3.    Defaults upon Senior Securities –

The note payable to majority shareholder is subordinated to all security interests under a certain settlement agreement, the interest to which are held by Stericycle, but otherwise is secured by substantially all of the Company's assets. Pursuant to the Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.

The Company was in default under the EBITDA covenant in the Note at March 31, 2003 and at December 31, 2003.  The Company is attempting to negotiate an amendment of the EBITDA covenant to exclude (i) as of March 31, 2003, certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) as of December 31, 2003, certain fees and expenses associated with all of the litigation described in Part II – Item I hereto.  If the Company is unable to obtain such amendment, it will be required to pay under the terms of the Note penalty fees to WSI of approximately $101,775 for the March 31, 2003 default and $64,000 for the December 31, 2003 default.

Item 4.    Submission of Matters to a Vote of Security Holders –

None.

Item 5.  Other Information –

None.

Item 6.    Exhibits and Reports on Form 8-K –

a)  Exhibits.  The following is a list of the exhibits filed with this form 10Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3CI COMPLETE COMPLIANCE
CORPORATION
(Registrant)

Dated: February 17, 2004	By:	/s/ Donald P. Zima
Donald P. Zima

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)