Form 10-Q
period 2004-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2004-05-13
CIK 883787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Common Stock outstanding as of the close of business on May 3, 2004, was 9,739,611.

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

3CI COMPLETE COMPLIANCE CORPORATION

I N D E X

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$920,816	$1,057,055
Accounts receivable, net allowances of $402,476 and $622,668 at March 31, 2004 and September 30, 2003, respectively	2,116,337	2,540,388
Inventory	61,285	73,525
Prepaid expenses	851,714	337,314
Deferred income taxes	157,274	157,274
Other current assets	5,596	16,320
Total current assets	4,113,022	4,181,876

Property, plant and equipment, at cost	7,070,604	7,430,398
Accumulated depreciation	(4,964,346)	(5,186,243)
Net property, plant and equipment	2,106,258	2,244,155

Excess of cost over net assets acquired, net of accumulated amortization of $174,988 at March 31, 2004 and September 30, 2003	262,243	262,243

Intangibles, net of accumulated amortization of $199,833 and $173,693 at March 31, 2004 and September 31, 2003	424,467	450,607

Deferred income taxes	3,473,284	3,326,342

Other assets	78,474	78,438
Total assets	$10,457,748	$10,543,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$618,136	$22,821
Accounts payable	375,632	332,870
Accounts payable, affiliated companies	214,856	423,602
Accrued liabilities	875,775	600,976
Note payable majority shareholder, current portion	1,869,485	1,123,537
Total current liabilities	3,953,884	2,503,806

Note payable majority shareholder, net of current portion	—	1,302,108

Total liabilities	3,953,884	3,805,914

Shareholders’ Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued and outstanding 9,739,611	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital - common stock	20,519,861	20,519,861
Accumulated deficit	(21,812,144)	(21,578,261)
Total shareholders’ equity	6,503,864	6,737,747
Total liabilities and shareholders’ equity	$10,457,748	$10,543,661

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003

Revenues	$3,276,258	$3,412,417	$6,635,900	$7,006,803
Expenses:
Cost of services	2,011,040	2,217,809	4,135,260	4,506,055
Depreciation and amortization	119,022	182,126	245,097	358,005
Selling, general and administrative expenses	1,115,452	850,816	2,331,459	1,505,342
Interest expense	140,153	55,273	162,539	107,705
Other expense-net	80,474	69,000	142,370	138,000
Income (loss) before income taxes	(189,883)	37,393	(380,825)	391,696

Income taxes	73,105	—	146,942	—

Net income (loss)	$(116,778)	$37,393	$(233,883)	$391,696

Net income (loss) applicable to common shareholders	$(116,778)	$37,393	$(233,883)	$391,696

Basic earnings per share:
Basic net income (loss) per share	$(0.01)	$—	$(0.01)	$0.04

Diluted earnings per share:
Diluted net income (loss) per share	$(0.01)	$—	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended March 31,
	2004	2003

Cash flow from operating activities:
Net income (loss)	$(233,883)	$391,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on disposal of fixed assets	4,921	—
Depreciation and amortization	245,097	358,005
Deferred tax asset	(146,942)	—
Changes in operating assets and liablilites:
Decrease in accounts receivable, net	424,051	762,700
Decrease in inventory	12,240	3,897
Increase in prepaid expenses	(514,400)	(252,200)
Decrease in other current assets	10,688	10,218
Increase in insurance notes payable	595,315	354,276
Increase in accounts payable	42,764	62,624
Decrease in accounts payable, affiliated companies	(208,746)	(385,384)
Increase in accrued liabilities	274,799	(143,286)

Total adjustments to net income	739,787	770,850
Net cash provided by operating activities	505,904	1,162,546

Cash flow from investing activities:
Proceeds from sale of property, plant and equipment	48,201	—
Purchase of property, plant and equipment	(134,183)	(82,226)
Net cash used in investing activites	(85,982)	(82,226)

Cash flow from financing activities:
Proceeds from issuance of common stock	—	54,129
Reduction of note payable to majority shareholders	(556,160)	(498,143)
Net cash used in financing activities	(556,160)	(444,014)

Net (decrease) increase in cash and cash equivalents	(136,238)	636,306

Cash and cash equivalents, beginning of period	1,057,054	898,720

Cash and cash equivalents, end of period	$920,816	$1,535,026

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

NOTE 1—DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

3CI Complete Compliance Corporation (the “Company” or “3CI”), a Delaware corporation, is engaged in the collection and transportation of biomedical waste in the southwestern and southeastern United States.

Effective October 1, 1998, Stericycle Inc., a Delaware corporation (“Stericycle”), acquired 100% of the common stock of Waste Systems, Inc. (“WSI”). Stericycle directly and indirectly through WSI owns (i) 67.5% or 6,578,504 shares of the Company’s outstanding common stock, par value $0.01 per share (“Common Stock”), and (ii) 100% of the Company’s Series B Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), and 100% of the Company’s Series C Preferred Stock, par value $0.01 per share (“Series C Preferred Stock,” and together with the Series B Preferred Stock, the “Preferred Stock”), all of which shares of Preferred Stock were converted into Common Stock on April 6, 2003.  The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock related to such conversion.  See Note 5.

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

Certain amounts in the financial statements for 2003 have been reclassified to conform to the 2004 presentation. For the Statement of Cash Flows, proceeds and payments on the Insurance Notes Payable have been reclassified for 2003 from cash flow from financing activities to cash flow from operating activities. The Company believes that the notes are an operating liability and that the reclassification in the Statement of Cash Flows better reflects their nature.

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Six months ended March 31, 2004	Six months ended March 31, 2003

Numerator:

Net income (loss)	$(116,778)	$37,393	$(233,883)	$391,696
Denominator for basic earnings per share-weighted average shares	17,489,611	9,739,611	17,489,611	9,505,941
Effect of dilutive shares:

Preferred Shares	—	7,750,000	—	7,750,000

Warrants	—	—	—	140,202
Denominator for diluted earnings per share	17,489,611	17,303,691	17,489,611	17,396,143

Basic net income (loss) per share	$(0.01)	$—	$(0.01)	$0.04
Diluted net income (loss) per common share	$(0.01)	$—	$(0.01)	$0.02

The effect of the conversion of the preferred shares on the above basic and diluted net income per share calculations is based upon (i) the Company’s interpretation that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that the preferred shares were converted on April 6, 2003 (See Notes 5 and 7).

Stock options were not included in the March 31, 2004 and 2003 computations as they were antidilutive since the exercise prices ranging from $0.28 to $0.59 were greater than the average price of the common stock. Preferred shares are not included in the March 31, 2004 computations as they were antidilutive since the Company has a loss in that period.

NOTE 3—PROMISSORY NOTE

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds.  The Company’s borrowed indebtedness currently consists only of amounts owed under an amended and restated revolving promissory note payable to WSI (the “Note”), which had an original aggregate principal amount of $5,487,308 as of October 1, 1998.

The Note is payable in monthly payments of $100,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (4% as of March 31, 2004), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition) (the “Prime Rate”), not to exceed 13%.  In addition to the term note facility described above, the Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement.  Borrowings under the Note may be prepaid at any time without penalty.  The Note matures on October 1, 2004.

The Note is subordinated to all security interests under a certain Settlement Agreement effective January 10, 1996, by and among the Company, James H. Shepherd, James Michael Shepherd, Richard T. McElhannon (collectively, the “Shepherd Parties”), WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), which was assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.  Pursuant to the Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.  If the minimum EBITDA level is not obtained at the end of any such six-month period, the agreement requires the Company to pay to WSI a fee equal to 3% of the outstanding principal balance of the Note at the end of such period.

Total interest expense under the Note was $140,153 and $55,273 for the six months ended March 31, 2004 and 2003, respectively. The Company was not in compliance under the EBITDA covenant of the Note at March 31, 2004 and at December 31, 2003.  On March 17, 2004, the Company paid to WSI a penalty fee of approximately $64,000 in connection with such non-compliance as of December 31, 2003.  The Company accrued approximately $56,000 in connection with such non-compliance as of March 31, 2004.  These penalties were included in the financial statements with interest expense.

The Company has requested an additional amendment to the Note, which would exclude from its EBITDA covenant calculation certain expenses primarily associated with the allegations of the minority stockholders in the Robb et al. v. Stericycle, Inc. et al. in Louisiana and the Special Committee’s investigation of those allegations.  See Part II, Item I, Legal Proceedings.

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

On December 22, 2003, the independent and disinterested members of the Board of Directors, relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board, determined that (i) the previous declarations of dividends on the Preferred Stock in the aggregate amount of $2,203,717 (collectively, the “Preferred Stock Dividends”) had not been effective to declare and obligate the Company to pay such dividends, and (ii) the Preferred Stock Dividends cannot now be lawfully declared and paid on the Preferred Stock. As a consequence of these determinations, the Company reversed the Preferred Stock Dividend entries on the Company’s books and records and restated its financial statements for the years ended September 30, 2001, 2002 and 2003.  These restatements reflect for the quarter ended December 31, 2002, a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company’s balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company’s statements of shareholders’ equity and statements of cash flows.

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the four members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI and Stericycle’s position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717.  See, Part II, Item 1, Legal Proceedings.

NOTE 6—NOTE PAYABLE

During the quarter ended March 31, 2004 the Company financed its annual insurance premium over a 12 month period of time at 5% per annum interest rate.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

The Company is subject to certain other litigation and claims arising in the ordinary course of business.  In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company’s financial position, results of operations or net cash flows.

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

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note and annual insurance premium financing.  As of March 31, 2004, September 30, 2003 and March 31, 2003, the outstanding balances under the WSI Note were in the aggregate principal amounts of approximately $1,869,485,  $2,425,645 and $3,392,492, respectively.   See Liquidity and Capital Resources herein and Note 3 to the Company’s financial statements.

See Note 5 and 7 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records and the restatement of its financial statements for the years ended September 30, 2001, 2002 and 2003.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Revenues	$3,276	$3,412	$6,636	$7,007
Cost of services	2,011	2,218	4,135	4,506
Depreciation and amortization	119	182	245	358
Selling, general and administrative expenses	1,116	851	2,331	1,505
(Loss) income from operations	30	161	(76)	638
Interest expense	140	55	163	108
Other expense, net	80	69	142	138
Income taxes	(73)	—	(147)	—
Net (Loss) Income	$(117)	$37	$(234)	$392

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

Revenues decreased by $136,159, or 4%, to $3,276,258 during the three month period ended March 31, 2004, from $3,412,417 for the three month period ended March 31, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased by $206,769, or 9.3%, to $2,011,040 during the three months ended March 31, 2004, compared to $2,217,809 for the three month period ended March 31, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.  Cost of services as a percentage of revenues decreased to 61.4% compared to 65.0% during the three months ended March 31, 2004 and March 31, 2003 respectively.  This percentage decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.

Depreciation and amortization expense for the three months ended March 31, 2004 decreased $63,104 or 34.6% to $119,022 compared to $182,126 for the three months ended March 31, 2003. This decrease was primarily attributable to the depreciable useful lives of assets still employed in our operations having expired during the quarter.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased 31.1% or $264,636 to $1,115,452 from $850,816 during the three months ended March 31, 2003.  Sales, general and administrative expenses increased as a percentage of revenue to 34.0% for the three months ended March 31, 2004, as compared to 24.9% for the three months ended March 31, 2003 due primarily to increases in legal expenses and information technology consulting fees.   Substantially all of the increased legal fees are related to the legal proceedings described in Part II, Item 1, Legal Proceedings below.

Interest expense for the three months ended March 31, 2004 increased by $84,880 or 153.6%, to $140,153 from $55,273 during the three months ended March 31, 2003.  This increase was due to the penalties paid and accrued due to the company’s failure to meet the EBITDA covenant at December 31, 2003 and March 31, 2004, under the Note, currently at 3% of the outstanding principal balance of the Note.

Earnings before interest taxes depreciation and amortization (“EBITDA”) totaled $69,292 or 2.1% of revenue compared to $274,792 or 8.1% of revenue for the quarter ended March 31, 2003.  The difference was primarily reflective of the increase in legal and professional fees.

Six months ended March 31, 2004 compared to six months ended March 31, 2003:

Revenues decreased by $370,903 or 5.3%, to $6,635,900 during the six months period ended March 31, 2004, from $7,006,803 for the six month period ended March 31, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased $370,795, or 8.2%, to $4,135,260, during the six months ended March 31, 2004, compared to $4,506,055 for the six month period ended March 31, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.  Cost of revenues as a percentage of revenues decreased to 62.3% during the six months ended March 31, 2004, as compared to 64.3% during the six months ended March 31, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.

Depreciation and amortization expense for the six months ended March 31, 2004 decreased $112,908 or 31.5% to $245,097 compared to $358,005 for the six months ended March 31, 2003. This decrease was primarily attributable to the depreciable useful lives of assets still employed in our operations having expired during the quarter.

Selling, general and administrative expenses for the period increased 54.9% or $826,117 to $2,331,459 from $1,505,342 during the six months ended March 31, 2004.  Sales, general and administrative expenses increased as a percentage of revenue to 35.1% for the six months ended March 31, 2004 as compared to 21.5% for the six months ended March 31, 2003 due primarily to increases in legal expenses and information technology consulting fees.  Substantially all of these increased legal fees are related to the legal proceedings described in Part II, Item 1, Legal Proceedings below.

Interest expense increased by $54,834 or 50.9% to $162,539 during the six months ended March 31, 2004 as compared to $107,705 during the six months ended March 31, 2003.  This increase was due to the penalties paid and accrued due to the company’s failure to meet the EBITDA covenant at December 31, 2003 and March 31, 2004, under the Note, currently at 3% of the outstanding principal balance of the Note.

Earnings before interest taxes depreciation and amortization (“EBITDA”) totaled $(26,811) or (0.4)% of revenue for the six months ended March 31, 2004 compared to $857,406 or 12.2% of revenue for the six months ended March 31, 2003.  The difference was primarily reflective of the increase in legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note and financed annual insurance premiums.

The Note is payable in monthly payments of $100,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (4% as of March 31, 2004), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition) (the “Prime Rate”), not to exceed 13%. As of March 31, 2004, and March 31, 2003, the outstanding balances under the Note were in the aggregate principal amounts of approximately $1,869,485 and $3,392,492, respectively. In addition to the term note facility described above, the Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the Note may be prepaid at any time without penalty. The Note matures on October 1, 2004.

The Note is subordinated to all security interests under the Shepherd Settlement Agreement, in which were assigned to Stericycle on May 1, 2002, but otherwise are secured by substantially all of the Company’s assets. Pursuant to the Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.  If the minimum EBITDA level is not obtained at the end of any such six-month period, the agreement requires the Company to pay to WSI a fee equal to 3% of the outstanding principal balance of the Note at the end of such period.

The Company was not in compliance under the EBITDA covenant of the Note at March 31, 2004 and at December 31, 2003.  On March 17, 2004, the Company paid to WSI a penalty fee of approximately $64,000 in connection with such non-compliance as of December 31, 2003.  In addition, the Company accrued approximately $56,000 in connection with such non-compliance as of March 31, 2004. The Company has requested an additional amendment to the Note, which would exclude from its EBITDA covenant calculation certain expenses primarily associated with the allegations of the minority stockholders in the Robb et al. v. Stericycle, Inc. et al. in Louisiana and the Special Committee’s investigation of those allegations.  See Part II, Item I, Legal Proceedings.

EBITDA is Calculated as follows:

The reconciliation of EBITDA to net income is reflected in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$(117)	$37	$(234)	$392
Increase expense	140	55	163	108
Income tax benefit	(73)	—	(147)	—
Depreciation and amortization	119	182	245	358
EBITDA	$69	$274	$27	$858

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

Since June 2003, the Company has not attempted to arrange credit from third-party sources, but believes that if such funds were available, they would be at higher interest rates and could require additional operating and financing restrictions from those under the WSI Note.

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

At March 31, 2004, the Company had net working capital, exclusive of the note payable to its majority shareholder, of $2,028,623 compared to a net working capital exclusive of the note payable to its majority shareholder of $2,366,924 at September 30, 2003.  This decrease in net working capital of $338,301 was due primarily to the decrease in accounts receivable and an increase in prepaid insurance.

Net cash provided by operating activities was $505,904 during the six month period ended March 31, 2004, compared to $1,162,546 for the six month period ended March 31, 2003.  The difference is due to a decrease in accounts receivable.

Net cash used in investing activities for the six months ended March 31, 2004, was $85,982 compared to $82,226 for the same period in 2003.  The $3,756 increase reflected increased investment in equipment net of proceeds from the sale of equipment.

Net cash used in financing activities was $556,160 for the six month period ended March 31, 2004, compared to $444,014 during the six month period ended March 31, 2003.  The $112,146 net change was due to the principal reduction of the WSI note coupled with proceeds from Common Stock issuance in 2003.

Item 3.   Qualitative Disclosure about Market Risk

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the Note, thereby increasing its debt service obligation, which could adversely affect the Company’s cash flows.  The interest rate on the Note is variable and tied to the prime rate not to exceed 13%.  An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $18,695 over 12 months.  The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates.

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

As of January 8, 2004, the Board expanded the authority of the Special Committee such that the Special Committee now has the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, the 1995 Action and the 2003 Action, or any actions or proceedings related to any of the foregoing; (ii) make or approve all decisions of the Company related to the Louisiana Suit, the 1995 Action and the 2003 Action, including the Company’s filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suits; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee is composed of Stephen B. Koenigsberg and Kevin J. McManus, who are the independent directors on the Board not affiliated with Stericycle or WSI.  Robert M. Waller, previously a member of the Special Committee, for personal reasons, resigned from the Board of Directors on March 11, 2004.  The Special Committee has appointed legal counsel to assist it in its investigation of the Louisiana Plaintiffs’ allegations and to gather all information related to the Louisiana Suit.

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

The Company failed to achieve the minimum EBITDA level under the Note at the end of the six-month period ended March 31, 2004, and has not paid the required penalty fee.  Therefore the Company could be deemed to be in default under the Note.  See Footnote 3- Promissory Note and Part I- Item II. Management Discussion & Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources above for a description of the Note and the required penalty fee.

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

3CI COMPLETE COMPLIANCE
CORPORATION
(Registrant)

Dated: May 13, 2004	By:	/s/ Donald P. Zima
Donald P. Zima

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)