Form 10-Q/A
period 2004-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2004-08-16
CIK 883787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

The number of shares of Common Stock outstanding as of the close of business on May 3, 2004, was 9,739,611.

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to the Company’s Form 10-Q, originally filed on May 13, 2004 (the “Original Form 10-Q”), for the purpose of (i) amending the Company’s Statements of Operations for the three and six-month periods ended March 31, 2004, the Company’s Balance Sheets as of March 31, 2004, and the Company’s Statement of Cash Flows for the six months ended March 31, 2004, and (ii) amending certain disclosures in Note 3 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I, in order to account for an overstatement of interest expense of approximately $90,457 reported in the Original Form 10-Q, due to the Company’s miscalculation of penalty fees payable by the Company to Waste Systems, Inc. (“WSI”), the Company’s majority stockholder, under an amended and restated revolving promissory note payable to WSI.  For the convenience of the reader, the Quarterly Report has been restated in its entirety.

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

3CI COMPLETE COMPLIANCE CORPORATION

I N D E X

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$920,816	$1,057,055
Accounts receivable, net allowances of $402,476 and $622,668 at March 31, 2004 and September 30, 2003, respectively	2,116,337	2,540,388
Inventory	61,285	73,525
Prepaid expenses	851,714	337,314
Deferred income taxes	157,274	157,274
Other current assets	5,596	16,320
Total current assets	4,113,022	4,181,876

Property, plant and equipment, at cost	7,070,604	7,430,398
Accumulated depreciation	(4,964,346)	(5,186,243)
Net property, plant and equipment	2,106,258	2,244,155

Excess of cost over net assets acquired, net of accumulated amortization of $174,988 at March 31, 2004 and September 30, 2003	262,243	262,243

Intangibles, net of accumulated amortization of $199,833 and $173,693 at March 31, 2004 and September 31, 2003	424,467	450,607

Deferred income taxes	3,438,150	3,326,342

Other assets	78,474	78,438
Total assets	$10,422,614	$10,543,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$618,136	$22,821
Accounts payable	375,632	332,870
Accounts payable, affiliated companies	124,442	423,602
Accrued liabilities	875,775	600,976
Note payable majority shareholder, current portion	1,869,485	1,123,537
Total current liabilities	3,863,470	2,503,806

Note payable majority shareholder, net of current portion	—	1,302,108

Total liabilities	3,863,470	3,805,914

Shareholders’ Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued and outstanding 9,739,611	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital - common stock	20,519,861	20,519,861
Accumulated deficit	(21,756,864)	(21,578,261)
Total shareholders’ equity	6,559,144	6,737,747
Total liabilities and shareholders’ equity	$10,422,614	$10,543,661

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003

Revenues	$3,276,258	$3,412,417	$6,635,900	$7,006,803
Expenses:
Cost of services	2,011,040	2,217,809	4,135,260	4,506,055
Depreciation and amortization	119,022	182,126	245,097	358,005
Selling, general and administrative expenses	1,115,452	850,816	2,331,459	1,505,342
Interest expense	49,739	55,273	72,125	107,705
Other expense-net	80,474	69,000	142,370	138,000
Income (loss) before income taxes	(99,469)	37,393	(290,411)	391,696

Income taxes	37,971	—	111,808	—

Net income (loss)	$(61,498)	$37,393	$(178,603)	$391,696

Net income (loss) applicable to common shareholders	$(61,498)	$37,393	$(178,603)	$391,696

Basic earnings per share:
Basic net income (loss) per share	$—	$—	$(0.01)	$0.04

Diluted earnings per share:
Diluted net income (loss) per share	$—	$—	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended March 31,
	2004	2003

Cash flow from operating activities:
Net income (loss)	$(178,603)	$391,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on disposal of fixed assets	4,922	—
Depreciation and amortization	245,097	358,005
Deferred tax asset	(111,808)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	424,051	762,700
Decrease in inventory	12,240	3,897
Increase in prepaid expenses	(514,400)	(252,200)
Decrease in other current assets	10,688	10,218
Increase in insurance notes payable	595,315	354,276
Increase in accounts payable	42,764	62,624
Decrease in accounts payable, affiliated companies	(299,160)	(385,384)
Increase in accrued liabilities	274,799	(143,286)

Total adjustments to net income	684,506	770,850
Net cash provided by operating activities	505,904	1,162,546

Cash flow from investing activities:
Proceeds from sale of property, plant and equipment	48,201	—
Purchase of property, plant and equipment	(134,183)	(82,226)
Net cash used in investing activities	(85,982)	(82,226)

Cash flow from financing activities:
Proceeds from issuance of common stock	—	54,129
Reduction of note payable to majority shareholders	(556,160)	(498,143)
Net cash used in financing activities	(556,160)	(444,014)

Net (decrease) increase in cash and cash equivalents	(136,238)	636,306

Cash and cash equivalents, beginning of period	1,057,054	898,720

Cash and cash equivalents, end of period	$920,816	$1,535,026

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

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Six months ended March 31, 2004	Six months ended March 31, 2003

Numerator:

Net income (loss)	$(61,498)	$37,393	$(178,603)	$391,696
Denominator for basic earnings per share-weighted average shares	17,489,611	9,739,611	17,489,611	9,505,941
Effect of dilutive shares:

Preferred Shares	—	7,750,000	—	7,750,000

Warrants	—	—	—	140,202
Denominator for diluted earnings per share	17,489,611	17,303,691	17,489,611	17,396,143

Basic net income (loss) per share	$—	$—	$(0.01)	$0.04
Diluted net income (loss) per common share	$—	$—	$(0.01)	$0.02

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

The Note is subordinated to all security interests under a certain Settlement Agreement effective January 10, 1996, by and among the Company, James H. Shepherd, James Michael Shepherd, Richard T. McElhannon (collectively, the “Shepherd Parties”), WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), which was assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.  Pursuant to the Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.  If the minimum EBITDA level is not achieved at the end of any such six-month period, the Note requires the Company to pay to WSI a fee equal to 3% per annum of the outstanding principal balance of the Note at the end of such period.  The Company and WSI are currently negotiating a modification of the minimum level of EBITDA that the Company is required to achieve under the Note in accordance with the Company’s budgeted financial results.

Total interest expense under the Note was $49,739 and $72,125 for the six months ended March 31, 2004 and 2003, respectively. The Company was not in compliance with the EBITDA covenant of the Note at March 31, 2004 and at December 31, 2003.  On March 17, 2004, the Company paid to WSI a penalty fee of approximately $64,469 in connection with such non-compliance as of December 31, 2003.  The Company also previously accrued approximately $56,084 in connection with such non-compliance as of March 31, 2004, but has not yet paid this penalty fee to WSI.  During the third quarter of the Company’s 2004 fiscal year, the Company discovered that it had incorrectly calculated the penalty fees owed to WSI with respect to the six-month periods ended December 31, 2003 and March 31, 2004.  The Company miscalculated the penalties as 3% of the outstanding principal balance of Note as of December 31, 2003 and March 31, 2004, instead of 3% per annum of the Note’s outstanding principal balance as of such dates.  As a result, the Company overstated interest expense by an aggregate amount of approximately $90,457, of which approximately $48,373 was due to the Company’s overpayment of the penalty due to WSI in connection with the Company’s non-compliance at December 31, 2002, and approximately $42,085 was due to the Company’s over-accrual of the penalty due to WSI in connection with the Company’s non-compliance at March 31, 2004.  Based on these determinations, a penalty fee of $16,069 for the Company’s non-compliance at December 31, 2003 and a penalty accrual of $13,999 for its non-compliance at March 31, 2004 have been included in the financial statements as part of interest expense.

The Company has recently notified WSI that it has determined that it overpaid the penalty fee paid to WSI on March 17, 2004, and has requested that WSI refund the full amount of the $48,373 overpayment to the Company. The Company is determining whether it has overpaid any other penalty fees previously paid to WSI pursuant to the Note.

The Company has requested an additional amendment to the Note, which would exclude from its EBITDA covenant calculation not only certain expenses associated with the dispute regarding the conversion rate of the Company’s Preferred Stock, which has previously been agreed to by WSI, but also certain expenses primarily associated with the allegations of the minority stockholders in the Robb et al. v. Stericycle, Inc. et al. in Louisiana and the Special Committee’s investigation of those allegations.  See Part II, Item I, Legal Proceedings.

NOTE 4—INCOME TAXES

At September 30, 2003 the Company had eligible net operating loss carryforwards for federal income tax purposes of approximately $10,555,000 which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2003. Based on Section 383 of the Internal Revenue Code relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately

$995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced at September 30, 2003 to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company decreased the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount that the Company believes is more likely than not of being recovered based upon the Company’s assessment of the likelihood of near term operating income.

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

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the three members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI and Stericycle’s position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717.  See, Part II, Item 1, Legal Proceedings.

NOTE 6—NOTE PAYABLE

During the quarter ended March 31, 2004 the Company financed its annual insurance premium over a 12 month period of time at a 5% per annum interest rate.

NOTE 7—COMMITMENTS AND CONTINGENCIES

See Note 5 of the Notes to the Financial Statements above for a discussion of certain contingent liabilities of the Company related to the Preferred Stock.

On June 20, 2002, a suit was filed by Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company, in the First Judicial District Court in Shreveport, Louisiana against Stericycle, certain of the Company’s directors and the Company’s President and Chief Executive Officer which alleged minority stockholder oppression, breach of fiduciary duty and unjust enrichment. On or about October 27, 2003, the plaintiffs in this suit filed their First Amended Petition adding the Company as a derivative defendant. The Company has contacted its insurance carrier and has hired counsel to assist the Company in this litigation.  See Part II, Item 1, Legal Proceedings.

The Company is a defendant in Medical Waste Services of America LLC v. American 3CI Complete Compliance Corporation, cause no. 02-65105, in the 151st Judicial District Court of Harris County, Texas.  In this suit, the plaintiff seeks approximately $818,800 in damages, interest and attorney’s fees for failure to pay for treatment of medical waste and for breach of contract.  Plaintiff alleges that the Company has failed to pay for the treatment and disposal of medical waste at the plaintiff’s Birmingham, Alabama facility.  Further, plaintiff alleges that the Company agreed to deliver an additional amount of medical waste to plaintiff’s facility for treatment and disposal at a predetermined price, which the Company has failed to do.  3CI contends that the plaintiff has breached the contract by unilaterally increasing the contract price.  The parties are currently in discovery, and the Company cannot at this time predict the outcome of this litigation.

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

The Company is subject to certain other litigation and claims arising in the ordinary course of business.  In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have a material adverse effect on the Company’s financial position, results of operations or net cash flows.

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

See Note 5 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records and the restatement of its financial statements for the years ended September 30, 2001, 2002 and 2003.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company increased the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,483,616 was reflected in the fourth quarter of the Company’s 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Revenues	$3,276	$3,412	$6,636	$7,007
Cost of services	2,011	2,218	4,135	4,506
Depreciation and amortization	119	182	245	358
Selling, general and administrative expenses	1,116	851	2,331	1,505
(Loss) income from operations	30	161	(76)	638
Interest expense	49	55	72	108
Other expense, net	80	69	142	138
Income taxes	(38)	—	(111)	—
Net (Loss) Income	$(61)	$37	$(179)	$392

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

Revenues decreased by $136,159, or 4%, to $3,276,258 during the three-month period ended March 31, 2004, from $3,412,417 for the three month period ended March 31, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

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

Depreciation and amortization expense for the three months ended March 31, 2004 decreased $63,104 or 34.6% to $119,022 compared to $182,126 for the three months ended March 31, 2003. This decrease was primarily attributable to the depreciable useful lives of assets still employed in the Company’s operations having expired during the quarter.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased 31.1% or $264,636 to $1,115,452 from $850,816 during the three months ended March 31, 2003.  Selling, general and administrative expenses increased as a percentage of revenue to 34.0% for the three months ended March 31, 2004, as compared to 24.9% for the three months ended March 31, 2003 due primarily to increases in legal expenses and information technology consulting fees.   Substantially all of the increased legal fees are related to the legal proceedings described in Part II, Item 1, Legal Proceedings below.

Interest expense for the three months ended March 31, 2004 decreased by $5,534 or 10.0%, to $49,739 from $55,273 during the three months ended March 31, 2003.  This decrease was due to a decrease in the principal under the Note.

Earnings before interest taxes depreciation and amortization (“EBITDA”) totaled $69,292 or 2.1% of revenue compared to $274,792 or 8.1% of revenue for the quarter ended March 31, 2003.  The difference was primarily reflective of the increase in legal and professional fees.

Six months ended March 31, 2004 compared to six months ended March 31, 2003:

Revenues decreased by $370,903 or 5.3%, to $6,635,900 during the six-month period ended March 31, 2004, from $7,006,803 for the six-month period ended March 31, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased $370,795, or 8.2%, to $4,135,260, during the six months ended March 31, 2004, compared to $4,506,055 for the six-month period ended March 31, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.  Cost of revenues as a percentage of revenues decreased to 62.3% during the six months ended March 31, 2004, as compared to 64.3% during the six months ended March 31, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.

Depreciation and amortization expense for the six months ended March 31, 2004 decreased $112,908 or 31.5% to $245,097 compared to $358,005 for the six months ended March 31, 2003. This decrease was primarily attributable to the depreciable useful lives of assets still employed in the Company’s operations having expired during the quarter ended March 31, 2004.

Selling, general and administrative expenses for the period increased 54.9% or $826,117 to $2,331,459 from $1,505,342 during the six months ended March 31, 2004.  Selling, general and administrative expenses increased as a percentage of revenue to 35.1% for the six months ended March 31, 2004 as compared to 21.5% for the six months ended March 31, 2003 due primarily to increases in legal expenses and information technology consulting fees.  Substantially all of these increased legal fees are related to the legal proceedings described in Part II, Item 1, Legal Proceedings below.

Interest expense decreased by $35,580 or 49.3% to $72,125 during the six months ended March 31, 2004 as compared to $107,705 during the six months ended March 31, 2003.  This decrease was due to a decrease in the principal of the Note.

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

Total interest expense under the Note was $49,739 and $72,125 for the six months ended March 31, 2004 and 2003, respectively. The Company was not in compliance with the EBITDA covenant of the Note at March 31, 2004 and at December 31, 2003.  On March 17, 2004, the Company paid to WSI a penalty fee of approximately $64,469 in connection with such non-compliance as of December 31, 2003.  The Company also previously accrued approximately $56,084 in connection with such non-compliance as of March 31, 2004, but has not yet paid this penalty fee to WSI.  During the third quarter of the Company’s 2004 fiscal year, the Company discovered that it had incorrectly calculated the penalty fees owed to WSI with respect to the six-month periods ended December 31, 2003 and March 31, 2004.  The Company miscalculated the penalties as 3% of the outstanding principal balance of Note as of December 31, 2003 and March 31, 2004, instead of 3% per annum of the Note’s outstanding principal balance as of such dates.  As a result, the Company overstated interest expense by an aggregate amount of approximately $90,457, of which approximately $48,373 was due to the Company’s overpayment of the penalty due to WSI in connection with the Company’s non-compliance at December 31, 2002, and approximately $42,085 was due to the Company’s over-accrual of the penalty due to WSI in connection with the Company’s non-compliance at March 31, 2004.  Based on these determinations, a penalty fee of $16,069 for the Company’s non-compliance at December 31, 2003 and a penalty accrual of $13,999 for its non-compliance at March 31, 2004 have been included in the financial statements as part of interest expense.

The Company has recently notified WSI that it has determined that it overpaid the penalty fee paid to WSI on March 17, 2004, and has requested that WSI refund the full amount of the $48,373 overpayment to the Company. The Company is determining whether it has overpaid any other penalty fees previously paid to WSI pursuant to the Note.

The Company has requested an additional amendment to the Note, which would exclude from its EBITDA covenant calculation not only certain expenses associated with the dispute regarding the conversion rate of the Company’s Preferred Stock, which has previously been agreed to by WSI, but also certain expenses primarily associated with the allegations of the minority stockholders in the Robb et al. v. Stericycle, Inc. et al. in Louisiana and the Special Committee’s investigation of those allegations.  See Part II, Item I, Legal Proceedings.

EBITDA is calculated as follows:

The reconciliation of EBITDA to net income is reflected in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$(61)	$37	$(179)	$392
Increase expense	49	55	73	108
Income tax benefit	(38)	—	(112)	—
Depreciation and amortization	119	182	245	358
EBITDA	$69	$274	$27	$858

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

Since June 2003, the Company has not attempted to arrange credit from third-party sources, but believes that if such funds were available, they would be at higher interest rates and could require additional operating and financing restrictions from those under the Note.

At September 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,555,000 which will begin expiring in 2004. The Company also had state net operating losses at September 30, 2003. Based on Section 382 of the Internal Revenue Code relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company decreased the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount that the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,483,616 was reflected in the fourth quarter of the Company’s 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

At March 31, 2004, the Company had net working capital, exclusive of the Note, of $2,119,037 compared to a net working capital exclusive of the Note of $2,366,924 at September 30, 2003.  This decrease in net working capital of $247,887 was due primarily to the decrease in accounts receivable and an increase in prepaid insurance.

Net cash provided by operating activities was $505,904 during the six-month period ended March 31, 2004, compared to $1,162,546 for the six-month period ended March 31, 2003.  The difference is due to a decrease in accounts receivable.

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

Louisiana Minority Stockholder Litigation

On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company (collectively, the “Louisiana Plaintiffs”), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al., in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Suit”). In this suit, the Louisiana Plaintiffs assert numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against Stericycle, the affiliates of Stericycle who are or were directors of the Company, and the President and Chief Executive Officer of the Company (collectively, the “Louisiana Defendants”).

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

In June 2004, the Louisiana Plaintiffs filed a motion to certify the Louisiana Suit as a class action and served discovery relating to the request for class certification on all parties, including the Company.  In response, the Company, at the direction of the Special Committee, filed a motion with the Louisiana court to stay all proceedings in the litigation (including discovery) pending the completion of the Special Committee’s investigation.  After a hearing on the motion in June 2004, the court extended the Company’s deadline for responding to the Louisiana Plaintiffs’ discovery pending completion of the Special Committee’s investigation, but allowed the other parties to proceed with discovery in the interim.  The Company does not have sufficient information to predict the outcome of the Louisiana Suit.

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

The Company failed to achieve the minimum EBITDA level under the Note at the end of the six-month period ended March 31, 2004, and has not yet paid to WSI the required penalty fees thereunder.  Therefore, the Company could be deemed to be in default under the Note.  See Note 3 and Part I, Item 2. Management Discussion & Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources above for a description of the Note and the required penalty fees thereunder.

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

3CI COMPLETE COMPLIANCE
CORPORATION
(Registrant)

Dated: August 16, 2004	By:	/s/ Donald P. Zima
Donald P. Zima

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)