Form 10-Q
period 2004-06-30
3CI COMPLETE COMPLIANCE CORP
filed 2004-08-16
CIK 883787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock outstanding as of the close of business on August 4, 2004, was 9,739,611.

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

3CI COMPLETE COMPLIANCE CORPORATION

I N D E X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$399,666	$1,057,055
Accounts receivable, net allowances of $401,437 and $622,668 at June 30, 2004 and September 30, 2003, respectively	2,128,551	2,540,388
Inventory	69,502	73,525
Prepaid expenses	761,221	337,314
Deferred income taxes	157,274	157,274
Other current assets	3,582	16,320
Total current assets	3,519,796	4,181,876

Property, plant and equipment, at cost	6,904,561	7,430,398
Accumulated depreciation	(4,845,082)	(5,186,243)
Net property, plant and equipment	2,059,479	2,244,155

Excess of cost over net assets acquired, net of accumulated amortization of $174,988 at June 30, 2004 and September 30, 2003	262,243	262,243

Intangibles, net of accumulated amortization of $208,902 and $173,693 at June 30, 2004 and September 31, 2003	415,396	450,607

Deferred income taxes	3,302,592	3,326,342

Other assets	78,923	78,438
Total assets	$9,638,429	$10,543,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$403,243	$22,821
Accounts payable	90,512	332,870
Accounts payable, affiliated companies	96,377	423,602
Accrued liabilities	685,398	600,976
Note payable majority shareholder, current portion	1,587,213	1,123,537
Total current liabilities	2,862,743	2,503,806

Note payable majority shareholder, net of current portion	—	1,302,108

Total liabilities	2,862,743	3,805,914

Shareholders’ Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued and outstanding 9,739,611	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital - common stock	20,519,861	20,519,861
Accumulated deficit	(21,540,322)	(21,578,261)
Total shareholders’ equity	6,775,686	6,737,747
Total liabilities and shareholders’ equity	$9,638,429	$10,543,661

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003

Revenues	$3,217,564	$3,439,572	$9,853,464	$10,446,375
Expenses:
Cost of services	1,787,659	1,989,164	5,852,913	6,495,219
Depreciation and amortization	106,953	153,909	352,084	511,914
Selling, general and administrative expenses	831,406	1,045,648	3,163,878	2,549,576
Interest expense	49,286	30,417	121,411	138,121
Other expense-net	90,163	(9,255)	301,489	130,160
Income before income taxes	352,097	229,689	61,689	621,385

Income tax expenses	135,555	—	23,750	—

Net income	$216,542	$229,689	$37,939	$621,385

Net income applicable to common shareholders	$216,542	$229,689	$37,939	$621,385

Basic earnings per share:
Basic net income per share	$0.01	$0.02	$—	$0.05

Diluted earnings per share:
Diluted net income per share	$0.01	$0.01	$—	$0.04

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended June 30,
	2004	2003

Cash flow from operating activities:
Net income	$37,939	$621,385
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on disposal of fixed assets	(1,225)	(64,139)
Depreciation and amortization	352,084	511,914
Deferred tax asset	23,750	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	411,837	993,365
Decrease (Increase) in inventory	4,023	(8,595)
Increase in prepaid expenses	(423,907)	(154,429)
Decrease in other assets	12,253	27,879
Decrease in accounts payable	(242,358)	(90,447)
Decrease in accounts payable, affiliated companies	(327,225)	(407,623)
Increase in insurance note payable	380,422	275,067
Increase (Decrease) in accrued liabilities	84,422	(5,975)

Total adjustments to net income	274,076	1,077,017
Net cash provided by operating activities	312,015	1,698,402

Cash flow from investing activities:
Acquisition of intangible assets from Air N Sea	—	(504,300)
Proceeds from sale of property, plant and equipment	81,375	—
Purchase of property, plant and equipment	(212,348)	(181,903)
Net cash used in investing activities	(130,973)	(686,203)

Cash flow from financing activities:
Proceeds from issuance of common stock	—	54,129
Reduction of note payable to majority shareholders	(838,432)	(865,172)
Net cash used in financing activities	(838,432)	(811,043)

Net (decrease) increase in cash and cash equivalents	(657,389)	201,156

Cash and cash equivalents, beginning of period	1,057,055	898,720

Cash and cash equivalents, end of period	$399,666	$1,099,896

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended June 30, 2004	Three months ended June 30, 2003	Nine months ended June 30, 2004	Nine months ended June 30, 2003

Numerator:

Net income	$216,542	$252,575	$37,939	$621,385
Denominator for basic earnings per share-weighted average shares	17,489,611	9,739,611	17,489,611	9,582,399
Effect of dilutive shares:

Preferred Shares	—	7,750,000	—	7,750,000
Warrants				95,026
Denominator for diluted earnings per share	17,489,611	17,489,611	17,489,611	17,427,425

Basic net income per share	$0.01	$0.02	$—	$0.05
Diluted net income per common share	$0.01	$0.01	$—	$0.04

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

Stock options were not included in the June 30, 2004 and 2003 computations as they were antidilutive since the exercise prices ranging from $0.28 to $0.59 were greater than the average price of the common stock.

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

The Note is payable in monthly payments of $100,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (4% as of June 30, 2004), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition) (the “Prime Rate”), not to exceed 13%.  In addition to the term note facility described above, the Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement.  Borrowings under the Note may be prepaid at any time without penalty.  The Note matures on October 1, 2004.

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

Total interest expense under the Note was $100,816 and $138,121 for the nine months ended June 30, 2004 and 2003, respectively. The Company was not in compliance under the EBITDA covenant of the Note at June 30, 2004, March 31, 2004 and December 31, 2003.  On March 17, 2004, the Company paid to WSI a penalty fee of approximately $64,469 in connection with such non-compliance as of December 31, 2003.  The Company has recently notified WSI that it has determined that the Company overpaid this penalty fee by approximately $48,352.  The overpayment resulted from the Company not calculating the amount of the penalty fee on a per annum basis, as required by the Note.  The Company will request that WSI refund the full amount of the overpayment to the Company. The Company had also previously accrued approximately $56,084 as interest expense in connection with its failure to comply with the EBITDA covenant of the Note as of March 31, 2004, but has not yet paid this penalty fee to WSI.  Similarly, the Company has recently determined that it overstated this $56,084 accrual by approximately $42,064 because of a failure to calculate the amount of the penalty fee on a per annum basis.  The Company has accrued approximately $11,904 in connection with its failure to comply with the EBITDA covenant of the Note as of June 30, 2004, and has not yet paid this penalty fee to WSI.  This $11,904 accrual has been calculated on a per annum basis in accordance with the Note.  The Company is determining whether it has overpaid any other penalty fees previously paid to WSI pursuant to the Note and has amended the March 31, 2004 10-Q to account for the overstatement of interest expense in the approximate amount of $90,414.

The Company has requested an additional amendment to the Note, which would exclude from its EBITDA covenant calculation not only certain expenses associated with the dispute regarding the conversion rate of the Company’s Preferred Stock, which has previously been agreed to by WSI, but also certain expenses primarily associated with the allegations of the Company’s minority stockholders in Robb et al. v. Stericycle, Inc. et al. and the Special Committee’s investigation of those allegations.  See Part II, Item I, Legal Proceedings.

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

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI and Stericycle’s position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717.  See Part II, Item 1, Legal Proceedings.

NOTE 6—NOTE PAYABLE

During the quarter ended June 30, 2004, the Company financed its annual insurance premium over a 12-month period of time at a 5% per annum interest rate.

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

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note and annual insurance premium financing.  As of June 30, 2004, March 31, 2004, September 30, 2003 and March 31, 2003, the outstanding balances under the WSI Note were in the aggregate principal amounts of approximately $1,587,213, $1,869,485, $2,425,645 and $3,392,492, respectively.   See Liquidity and Capital Resources herein and Note 3 to the Company’s financial statements.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Revenues	$3,218	$3,440	$9,853	$10,446
Cost of services	1,788	1,989	5,853	6,495
Depreciation and amortization	107	154	352	512
Selling, general and administrative expenses	831	1,046	3,164	2,550
Income from operations	492	251	484	889
Interest expense	49	30	121	138
Other expense, net	90	(9)	301	130
Income taxes	136	—	24	—
Net Income	$217	$230	$38	$621

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

Revenues decreased by $222,008, or 6.5%, to $3,217,564 during the three-month period ended June 30, 2004, from $3,439,572 for the three-month period ended June 30, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased by $201,505, or 10.1%, to $1,787,659 during the three months ended June 30, 2004, compared to $1,989,164 for the three-month period ended June 30, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.  Cost of services as a percentage of revenues decreased to 55.6% compared to 57.8% during the three months ended June 30, 2004 and June 30, 2003 respectively.  This percentage decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.

Depreciation and amortization expense for the three months ended June 30, 2004 decreased $46,957 or 30.5% to $106,952 compared to $153,909 for the three months ended June 30, 2003. This decrease was primarily attributable to the depreciable useful lives of assets still employed in the Company’s operations having expired during the quarter.

Selling, general and administrative expenses for the three months ended June 30, 2004 decreased 20.5% or $214,241 to $831,407 from $1,045,648 during the three months ended June 30, 2003.  Selling, general and administrative expenses decreased as a percentage of revenue to 25.8% for the three months ended June 30, 2004, as compared to 30.4% for the three months ended June 30, 2003 due primarily to timing issues related to legal expenses.

Interest expense for the three months ended June 30, 2004 increased by $18,869 or 62.0%, to $49,286 from $30,417 during the three months ended June 30, 2003.  This increase was due to the penalties paid and accrued due to the Company’s failure to meet the EBITDA covenant of the Note at December 31, 2003, March 31, 2004 and June 30, 2004, which is currently 3% per annum of the outstanding principal balance of the Note.

Nine months ended June 30, 2004 compared to nine months ended June 30, 2003:

Revenues decreased by $592,911 or 5.7%, to $9,853,464 during the nine-month period ended June 30, 2004, from $10,446,375 for the nine-month period ended June 30, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased $642,306, or 9.9%, to $5,852,913, during the nine months ended June 30, 2004, compared to $6,495,219 for the nine-month period ended June 30, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.  Cost of revenues as a percentage of revenues decreased to 59.4% during the nine months ended June 30, 2004, as compared to 62.2% during the nine months ended June 30, 2003.  This decrease was primarily attributable to a decrease in processing and a decrease in transportation costs due to increased route efficiency.

Depreciation and amortization expense for the nine months ended June 30, 2004 decreased $159,830 or 31.2% to $352,084 compared to $511,914 for the nine months ended June 30, 2003. This decrease was primarily attributable to the depreciable useful lives of assets still employed in the Company’s operations having expired during the nine months ended June 30, 2004.

Selling, general and administrative expenses for the period increased 24.1% or $614,302 to $3,163,878 during the nine months ended June 30, 2004 from $2,549,576 during the nine months ended June 30, 2003.  Selling, general and administrative expenses increased as a percentage of revenue to 32.1% for the nine months ended June 30, 2004 as compared to 24.4% for the nine months ended June 30, 2003 due primarily to increases in legal expenses and information technology consulting fees.  Substantially all of these increased legal fees are related to the legal proceedings described in Part II, Item 1, Legal Proceedings below.

Interest expense decreased by $16,710 or 12.1% to $121,411 during the nine months ended June 30, 2004 as compared to $138,121 during the nine months ended June 30, 2003.  This decrease was due to a lower principal balance on the Note to majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note and financed annual insurance premiums.

The Note is payable in monthly payments of $100,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (4% as of March 31, 2004), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition) (the “Prime Rate”), not to exceed 13%. As of June 30, 2004, and June 30, 2003, the outstanding balances under the Note were in the aggregate principal amounts of approximately $1,587,213 and $3,890,635, respectively. In addition to the term note facility described above, the Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the Note may be prepaid at any time without penalty. The Note matures on October 1, 2004.

The Note is subordinated to all security interests under the Shepherd Settlement Agreement, which were assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets. Pursuant to the Note, the Company is required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock.  If the minimum EBITDA level is not obtained at the end of any such six-month period, the Note requires the Company to pay to WSI a fee equal to 3% per annum of the outstanding principal balance of the Note at the end of such period.  The Company and WSI are currently negotiating a modification of the minimum level of EBITDA that the Company is required to achieve under the Note in accordance with the Company’s budgeted financial results.

The Company was not in compliance under the EBITDA covenant of the Note at June 30, 2004, March 31, 2004 and December 31, 2003.  On March 17, 2004, the Company paid to WSI a penalty fee of approximately $64,469 in connection with such non-compliance as of December 31, 2003.  The Company has recently notified WSI that it has determined that the Company overpaid this penalty fee by approximately $48,352.  The overpayment resulted from the Company not calculating the amount of the penalty fee on a per annum basis, as required by the Note.  The Company will request that WSI refund the full amount of the overpayment to the Company. The Company had also previously accrued approximately $56,084 as interest expense in connection with its failure to comply with the EBITDA covenant of the Note as of March 31, 2004, but has not yet paid this penalty fee to WSI.  Similarly, the Company has recently determined that it overstated this $56,084 accrual by approximately $42,062 because of a failure to calculate the amount of the penalty fee on a per annum basis.  The Company has accrued approximately $11,904 in connection with its failure to comply with the EBITDA covenant of the Note as of June 30, 2004, and has not yet paid this penalty fee to WSI.  This $11,904 accrual has been calculated on a per annum basis in accordance with the Note.  The Company is determining whether it has overpaid any other penalty fees previously paid to WSI pursuant to the Note and has amended the March 31, 2004 10-Q to account for the overstatement of interest expense in the approximate amount of $90,414.

The Company has requested an additional amendment to the Note, which would exclude from its EBITDA covenant calculation not only certain expenses associated with the dispute regarding the conversion rate of the Company’s Preferred Stock, which has previously been agreed to by WSI, but also certain expenses primarily associated with the allegations of the Company’s minority stockholders in Robb et al. v. Stericycle, Inc. et al. and the Special Committee’s investigation of those allegations.  See Part II, Item I, Legal Proceedings.

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

At June 30, 2004, the Company had net working capital, exclusive of the Note, of $2,244,266 compared to a net working capital exclusive of the Note of $2,801,607 at September 30, 2003.  This decrease in net working capital of $557,341 was due primarily to the decrease in accounts receivable.

Net cash provided by operating activities was $312,015 during the nine-month period ended June 30, 2004, compared to $1,698,402 for the nine-month period ended June 30, 2003.  The difference is due to a decrease in net income.

Net cash used in investing activities for the nine months ended June 30, 2004, was $130,973 compared to $686,203 for the same period in 2003.  The $555,230 increase reflected increased investment in equipment net of proceeds from the sale of equipment.

Net cash used in financing activities was $838,432 for the nine-month period ended June 30, 2004, compared to $811,043 during the nine-month period ended June 30, 2003.  The $27,389 net decrease was due to the principal reduction of the Note.

Item 3.   Qualitative Disclosure about Market Risk

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the Note, thereby increasing its debt service obligation, which could adversely affect the Company’s cash flows.  The interest rate on the Note is variable and tied to the Prime Rate not to exceed 13%.  An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $15,872 over 12 months.  The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates.

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

Louisiana Minority Stockholder Litigation

On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company (collectively, the “Louisiana Plaintiffs”), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al., in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Suit”). In this suit, the Louisiana Plaintiffs assert numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against Stericycle, the four affiliates of Stericycle who are or were directors of the Company, and the President and Chief Executive Officer of the Company (collectively, the “Louisiana Defendants”).

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

Item 2.           Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

The Company failed to achieve the minimum EBITDA level under the Note at the end of the six-month periods ended March 31, 2004 and June 30, 2004, and has not yet paid to WSI the required penalty fees thereunder.  Therefore, the Company could be deemed to be in default under the Note.  See Note 3 and Part I, Item 2, Management Discussion & Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a description of the Note and the required penalty fees thereunder.

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