Form 10-K
period 2004-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2004-12-29
CIK 883787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
or
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Bulletin Board on March 31, 2004 was $1,071,376 computed on the basis of the closing sales price on that day. The number of shares of the Company's Common Stock outstanding as of the close of business on December 20, 2004 was 9,739,611.

3CI COMPLETE COMPLIANCE CORPORATION TABLE OF CONTENTS*
ANNUAL REPORT ON FORM 10-K

*
This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

i

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S BUSINESS AND OPERATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE BIO-MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SEC. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN THE COMPANY'S EXPECTATIONS.

ii

PART I

Item 1. Business.

Company Overview

        3CI Complete Compliance Corporation ("3CI" or the "Company") is one of the largest and most established regional medical waste management service providers in North America. The Company's primary medical waste management service includes, but is not limed to, regulatory compliant containment, onsite collection, transportation and documentation of the disposal of regulated medical waste as defined by federal, state and local rules, regulations and guidelines. The Company utilizes a bar-code identification and tracking system for all containers of regulated medical waste.

        Since December 2001, the Company no longer treats or disposes of regulated medical waste; instead it collects and transports regulated medical waste to third-party facilities for treatment, processing and disposal. The Company contracts for waste treatment and disposal at fixed costs in order to allow for greater flexibility in the competitive pricing of the Company's services, which the Company believes directly benefits its customers. The Company also provides full-service, efficient and cost-effective regulated medical waste management programs, which the Company believes meet or exceed the needs of its customers.

        The Company provides services in Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. These states are serviced from eight customer service centers in Dallas, Texas; Houston, Texas; Schertz, Texas (Austin/San Antonio); New Orleans, Louisiana; Birmingham, Alabama; Jackson, Mississippi; Springhill, Louisiana and Bismark, Arkansas. The Company currently provides services to approximately 8,500 customers. The Company's customer base consists of two basic categories: (i) medical centers, major hospitals, major teaching institutions involved in medicine and research, surgery centers, outpatient clinics, blood banks and (ii) smaller healthcare providers and medical-related businesses such as physician and dental offices, nursing and convalescent homes and veterinarians.

        The Company's principal offices are located at 1517 West North Carrier Parkway, Suite 104, Grand Prairie, Texas 75050 and its telephone number is (972) 375-0006. The Company was incorporated in Delaware on August 26, 1991.

Industry Overview

        The regulated medical waste industry emerged with the Medical Waste Tracking Act of 1988 ("MWTA"), which Congress enacted in response to media attention after medical waste washed ashore on beaches in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of regulated medical waste generated by the health care industry.

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

        The growth of the medical waste industry is driven by several factors, including the following:

        Pressure to Reduce Health Care Costs.    The health care industry is under constant pressure to reduce costs and improve efficiency. To accomplish these ends, it uses outside contractors to perform some services, such as medical waste management. The Company believes its medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to blood-borne pathogens and other infectious material and reducing the amount of money invested in on-site treatment of medical waste.

        Shift to Off-Site Treatment.    The Company believes that managed care, federal reimbursement guidelines and other health care cost-containment pressures are causing patient care to continue to shift from institutional, higher-cost, acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. The Company believes these non-institutional, alternate-site health care expenditures will continue to grow as cost-cutting pressures increase. Unlike some larger hospitals, most of these smaller facilities do not treat their medical waste on their premises and rely on outsourced collection and treatment of regulated medical waste to third parties like the Company.

        Aging of the U.S. Population.    According to industry statistics, the "baby boom" generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures will become available. All of these factors lead to increased generation of medical care and related production of regulated medical waste.

        Environmental and Safety Regulation.    The Company believes many businesses, which are not using outsourced medical waste management services, are not knowledgeable on the current requirements regarding the handling of regulated medical waste, including the need for proper training of employees and Occupational Safety and Health Administration ("OSHA") regulations regarding medical waste. These businesses include, but are not limited to: manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with blood-borne pathogens.

        The medical waste management industry is subject to extensive regulation beyond the MWTA. Federal, state and local agencies all generally have some regulation requirements for the medical waste industry. These regulations have increased the costs of operating medical waste incinerators and have resulted in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has adopted regulations concerning employee exposure to blood-borne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of regulated medical waste and annual training of all personnel who may be exposed to blood and other bodily fluids. These regulations have fueled the expansion of the Company's services to include OSHA compliance services for health care providers.

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

        Most aspects of the Company's business are subject to extensive and changing federal, state and local laws and regulations. This framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. These permits grant the Company the authority, among other things, to transport medical waste within and between jurisdictions and to operate regulated waste transfer facilities. Permits must be periodically renewed and are subject to modification or revocation by various regulatory authorities. The Company believes it is in compliance in all material respects with its permits and applicable laws and regulations. However, failure to comply with any significant government regulation could have a material adverse affect on the Company's business. Further, new regulations are frequently promulgated for permit holders, and the associated compliance cost with such new regulations could have a material adverse effect on the Company's business. The Company's management is not aware of any pending regulations to its permits in the jurisdictions in which the Company does business which would have a material adverse effect on its operations.

        Federal Regulation.    There are at least four federal agencies with authority to regulate the handling of regulated medical waste: the Environmental Protection Agency ("EPA"), OSHA, the Department of Transportation ("DOT") and the Food and Drug Administration ("FDA").

        Medical Waste Tracking Act of 1988.    In the late 1980s, the EPA outlined a demonstration program pursuant to MWTA. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore in the summer of 1988 on New York and New Jersey beaches. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure regulated medical wastes generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to the public and waste management workers. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

        In regulations implementing the MWTA, the EPA defined regulated medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

        Occupational Safety and Health Act of 1970.    The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational health and safety standards, including requirements related to the management of infectious medical waste. OSHA regulations require employers to provide a place of employment free from recognized and preventable hazards likely to cause serious physical harm to employees. Related regulations under OSHA require employers to give notice to employees regarding the presence of hazardous chemicals, such as those that could be present in infectious medical waste, and to train employees in the proper use of such substances.

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

        Resource Conservation and Recovery Act of 1976 ("RCRA").    RCRA establishes regulatory standards administered by the EPA covering the generation, storage, transportation, treatment and disposal of hazardous waste. RCRA contains extensive regulatory requirements related to: reporting to the EPA, record keeping, labeling, the use of containers, the furnishing of information to persons handling hazardous waste and the tracking of hazardous waste from the point of generation to the point of disposal, including transportation manifests.

        Waste is not considered hazardous unless it contains certain qualities or concentration levels; meets specified descriptions; or exhibits specific hazardous characteristics. The EPA has not listed most types of medical waste and infectious medical waste as hazardous waste, nor has the EPA designated infectiousness as one of the characteristics of a hazardous waste. Thus, the handling of infectious medical waste is not currently subject to RCRA, although the EPA has issued informal guidance outlining practical approaches to infectious waste management.

        The Company's service agreements with waste generators require such customers to exclude various forms of hazardous and radioactive materials from the waste they provide to the Company for disposal.

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

        A significant portion of the waste handled by the Company is "regulated medical waste," as defined in the DOT regulations, which include cultures and stocks, pathological waste, human blood and any blood products, sharps, animal waste and isolation waste. Packages containing these wastes must be rigid, leak-resistant, impervious to moisture, of sufficient strength to prevent tearing or bursting while under normal conditions of use and handling, sealed to prevent leakage during transport, puncture-resistant and tightly sealed for fluids in quantities greater than 20 cubic centimeters. The DOT regulations also prescribe labeling standards for all infectious and regulated waste and testing protocols for manufacturers and suppliers of packaging. In addition, the Company may be subject to statutes and regulations, some of which specifically pertain to the transport of medical waste and which address, among other things, vehicle operating procedures and the training of persons to operate commercial vehicles.

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

        Federal Food, Drug and Cosmetic Act.    The Company is subject to regulation by the FDA and the corresponding agencies of the states in which the Company sells its products. Such regulation, among other things, relates to the testing, marketing, export and manufacture of medical devices. The FDA considers containers used by the Company to transport and dispose of sharps to be "medical devices,"

as defined under the Federal Food, Drug and Cosmetic Act, and as such, the Company and its facilities are subject to inspection by the FDA on a regular basis to determine compliance with applicable federal requirements.

        State and Local Regulation.    The states in which the Company operates generally have their own regulations governing the storage, treatment, labeling, transport and disposal of regulated medical waste. Although there are differences among state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations that affect the Company's operations.

        States usually regulate medical waste as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of regulated medical waste include microbiological waste (cultures and stocks of infectious agents), pathology waste (human body parts from surgical procedures and autopsies), blood and blood products and sharps. Most states require segregation of different types of medical waste at hospitals or other locations where they were created. A majority of states require the universal biohazard symbol or a similar label appear on medical waste containers. Storage regulations may apply to the party generating the waste, the treatment facility, the transport vehicle or all three. Storage rules seek to identify and secure the storage area for public safety as well as set standards for the manner and length of storage. Many states require employee training for safe environmental cleanup through emergency spill and decontamination plans and require transporters carry spill equipment in their vehicles.

        The Company maintains numerous state and local governmental permits and licenses to conduct its business. These permits vary from state to state based upon the Company's activities within that state and on applicable state and local laws and regulations and include transport permits for solid waste and regulated medical waste; permits to construct and operate transfer stations; and various business operator licenses. Several states in which the Company currently operates require waste transportation permits. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally require driver safety and training and proper waste packaging, labeling and tracking. The Company currently holds all necessary hauling permits in each state in which it conducts operations. There can be no assurance, however, any of the Company's current permits will be renewed, or if the Company is able to identify and secure waste processing facilities or additional transfer stations, all necessary permits will be obtained or if such permits are granted they will be granted in a timely manner or under conditions that will be acceptable to the Company.

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

Services and Operations

        The Company collects regulated medical waste from medical waste generators, including medical centers, major hospitals, major teaching institutions involved in medicine and research, surgery centers, outpatient clinics, blood banks, physician and dental offices, veterinarians, laboratories, mortuaries and retirement homes, and transports such waste to third-party facilities for disposal. In addition to regulated medical waste collection and transportation, the Company provides programs to assist customers to promote the safe handling of medical waste and to comply with federal and state requirements applicable to their operations.

        The Company currently owns or leases seven facilities, five of which are transfer stations or temporary storage facilities used in connection with the transport of regulated medical waste, and all of which are sales and transportation facilities used to house regional sales personnel and to maintain and service waste transportation vehicles. The Company contracts with Stericycle, Inc. ("Stericycle"), the Company's majority stockholder, to provide treatment and disposal services for the regulated medical waste it collects and transports from its customers.

        To remain competitive in the medical waste industry, the Company believes it is critical to provide customers with a total program for their regulated medical waste compliance problems. In addition to collection and transportation, the Company also provides a variety of waste management services, including training of customer employees on the handling of regulated medical waste, educating customers on the latest governmental regulations, providing containers for disposal and documenting and tracking medical waste from pickup to ultimate disposal. In addition, the Company offers training and consulting services to its health care customers to assist them in reducing the amount of regulated medical waste they generate and to improve safety and OSHA regulatory compliance in their workplace.

        Collection.    For customers that generate regulated medical waste, the Company collects their regulated medical waste pursuant to a negotiated fee structure. Pickup schedules can vary from several times per week to once a month, depending on the volume of waste produced by a customer. Each customer is responsible for packing its waste in containers provided by the Company. The containers are placed at designated collection areas on the customer's premises, and the Company's truck picks up the waste on a route. If a waste generator has sufficient volume, the Company places a trailer or bulk reusable storage container(s) on the generator's premises, which the Company will pick up as needed, and then transport for ultimate disposal at a waste treatment facility.

        The Company's policy is to accept regulated medical waste from customers only if packaged in containers provided by or approved by the Company. The Company furnishes its customers with multiple containers, including reusable plastic carts, plastic reusable containers and rigid cardboard containers for disposal of medical waste. In order to comply with state and federal regulations, these containers contain the universal biohazard symbol to draw attention to their contents and are lined with special plastic bags and are designed to minimize potential contact with health care workers and medical waste handlers.

        The Company believes its emphasis on proper containerization results in safer regulated medical waste disposal and minimizes potential hazards or liabilities to the Company and its customers. Each container is specifically designed for the type of waste it will hold and meets or exceeds governmental specifications as to construction and strength. The rigid reusable plastic containers furnished by the Company are designed to contain certain types of regulated medical waste, such as hypodermic needles, scalpels and other sharp items. The use of these plastic containers has the potential to lower costs to the Company, since they can be reused and are generally larger than disposable boxes and can therefore hold greater volumes of waste. They are also designed to maximize the loads that will fit within the cargo compartments of the trucks and trailers used by the Company.

        Transportation.    An important element of the Company's business strategy is to maximize the efficiency with which it collects and transports regulated medical waste. The Company operates a fleet of specially equipped trucks, tractors and trailers to provide strict control of transportation services for the acceptance and transportation of containerized regulated medical waste. These vehicles collect reusable containers or corrugated boxes of regulated medical waste from customers at intervals depending upon customer requirements, terms of service and volume of regulated medical waste produced. The waste is then transported directly to a treatment facility or to one of the Company's transfer stations, where the shipment is consolidated with other medical waste containers and then transported to a treatment facility. To increase efficiency, the Company uses routing and tracking systems to direct its collection vehicles to optimize the number of stops by such vehicles on each route.

        The Company contracts with Stericycle to provide long-haul transportation services. Long-haul transportation is transportation of medical waste from the Company's transfer stations to treatment facilities for processing and disposal. This contract can be cancelled upon notice at any time by either party. Although the Company believes that it could obtain long-haul transportation from other third-party sources or provide such transportation through its own resources, termination of this contract with Stericycle could have a material adverse effect on the Company's operations and financial results. There can be no assurance that if its current long-haul contract terminated, the Company could contract with another party to provide these services or provide such services through internal resources, or that it could negotiate terms with a new vendor that are as favorable as those it has under its contract with Stericycle. See Part III, Item 13—Certain Relationships and Related Transactions.

        Drivers are trained in DOT procedures for the transportation of regulated medical waste and the Company has contingency plans in place to respond immediately to any type of spill, leakage or other emergency that may occur during transportation and provides emergency services to customers upon request.

        Transfer Stations.    The use of transfer stations is an important component of the Company's collection and transportation operations. The transfer of regulated medical waste, generally from a small local pickup vehicle to a large transport trailer, is necessary to consolidate and transport waste in an economical fashion to regional medical waste processing centers. Smaller loads of waste containers are consolidated at transfer stations until they amount to a full truckload, which is then transported to a treatment facility.

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

        Documentation and Reporting.    The Company provides complete documentation to its customers for all regulated medical waste it collects. A bar code label is affixed to each of the Company's medical waste containers used in conjunction with computers, laser scanners and digital scales to document the handling, weighing, treatment and disposal of the customer's regulated medical waste. Bar coded containers allow proper documentation and tracking of waste and comply with applicable regulations concerning packaging and labeling of regulated medical waste.

        The Company provides its customers on a regular basis with medical waste destruction reports documenting the acceptance, transportation, treatment and third-party verification of disposal of its medical waste. The Company maintains detailed documentation including information on all the waste it accepts, including the individual container bar code number, point of origin, date and time of pickup, date and time of treatment, weight at the time of treatment and a certificate of destruction. The Company believes this level of documentation meets all applicable local, state and federal regulations regarding packaging, labeling and proof of disposal of medical waste. Customers, as the medical waste generator, sometimes use such documentation to show compliance with medical waste regulations.

        Disposal.    The two most common methods of treating regulated medical waste are steam sterilization (autoclaving) and incineration. Alternate methods include chemical disinfection, microwave and numerous other specialized and experimental techniques. Autoclaving treats regulated medical waste with steam at high temperature and pressure to kill pathogens. Since autoclaving alone does not change the appearance of waste, autoclaving is often combined with shredding or grinding to render medical waste unrecognizable when disposed of at landfills. Incineration burns medical waste at high temperatures and reduces the waste to ash and metal. Incineration also significantly reduces the volume of waste, though it has come under increasing scrutiny by environmentalists and regulators due to emissions generated during processing. As a result, costs to develop new facilities or maintain compliance of existing incineration facilities is increasing. This combined with increased energy costs makes incineration more costly compared to other methods.

        Upon arrival at a treatment facility, containers or boxes of regulated medical waste are inspected to verify they do not contain any unacceptable substances. Any container or box discovered to contain unacceptable waste is returned to the customer. After inspection, the regulated medical waste is treated through autoclaving, incineration or some other accepted treatment method. Once treated, the resulting waste or incinerator ash is transported for resource recovery or disposal in a landfill operated by parties unaffiliated with the Company. If plastic containers have been used to hold the waste, such containers are washed, sanitized and returned to customers for reuse.

        The Company utilizes permitted treatment facilities owned and operated by Stericycle to treat and dispose of medical waste throughout its operating territory. The Company holds treatment permits at two locations, one in Springhill, Louisiana and one in Birmingham, Alabama, where the Company formerly operated treatment facilities. The Company intends to maintain the treatment permits at these locations, including (i) air quality permits relating to emissions; (ii) solid waste permits relating to storage, receipt and treatment of medical waste, the storage and disposal of residues from the treatment facilities and ancillary air pollution control equipment relative to incinerators; (iii) waste-water discharge permits; (iv) storm water discharge permits; (v) site permits, such as zoning or special use permits; (vi) building permits; and (vii) occupancy permits. The Company believes these permits are transferable in the event the Company were to sell these facilities to a third party in the future. Air quality permits and site permits, and in some cases solid waste permits, can be difficult to obtain, and may take a year or longer to be issued and, as such, the Company believes that these permits may have value.

        Although in accordance with governmental regulations, the Company independently tracks and records the movement of its customers' regulated medical waste through all phases of handling and treatment, the Company contracts with Stericycle to provide treatment and disposal services. This contract with Stericycle can be cancelled upon notice given by either party at any time. Although Stericycle currently treats and disposes of all of the regulated medical waste the Company collects, the Company believes there is treatment and disposal capacity with other third-party entities in the areas in which the Company does business. Further, the Company believes if for any reason the Company or Stericycle chose not to continue to have Stericycle perform the Company's treatment and disposal services, the Company could contract with other vendors for these services on substantially the same terms and conditions it now has with Stericycle. However, there can be no assurance agreements for these services with other third-party providers could be entered into quickly or at as low a cost as the Company currently has, and any substantial delay or cost increase with new third-party providers could have a material adverse effect on the Company's operations and financial condition. The Company continually monitors the costs and benefits of (i) its contractual relationship with Stericycle for treatment and disposal services, as well as long-haul transportation and (ii) outsourcing its customers'

treatment and disposal services versus internally performing those services. See Part III, Item 13—Certain Relationships and Related Transactions.

        Safety Training and Consultation.    Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding practitioners demonstrate continual vigilance against such risks. OSHA regulations require annual training of all personnel who potentially come in contact with blood-borne pathogens and documentation of procedures, clean-up plans and training of such personnel. The Company has developed programs to train customer employees in the proper methods of handling, segregating and containerizing regulated medical waste to reduce potential exposure of employees. The Company instructs health care workers in the proper methods of handling, recording and documenting their regulated medical waste stream to comply with local, state and federal regulations. It also trains the customer's staff in the handling of disposable and/or reusable sharps containers. The Company will, on request, review a customer's internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of regulated medical waste within the customer's facility from its creation to the point of its acceptance by the Company. Safety training and related services are not presently a significant portion of the Company's revenues.

        Employees.    As of December 1, 2004, the Company had 93 full-time and 2 part-time employees. Three of the Company's employees are employed in executive and administrative capacities, and the remainder are in transportation operations, sales, administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements. The Company considers its employee relations to be good.

Customers

        The Company's customer base is diverse, with about 8,500 accounts in Texas, Louisiana, Mississippi, Alabama, Arkansas, Florida, Georgia, Oklahoma and Tennessee, including approximately 135 large medical waste generators, such as hospitals, regional medical centers, pharmaceutical facilities, medical testing laboratories and blood banks, and approximately 8,365 small medical waste generators, such as outpatient clinics, surgery centers, physician and dental offices, veterinarians, mortuaries and retirement homes.

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

        The Company is not dependent upon a single customer or a few customers, and no single customer accounted for over 1% of the Company's revenues during the years ended September 30, 2002, 2003 and 2004. The Company's management does not believe the loss of any single customer would have a material adverse effect on the Company's business, financial condition or results of operations.

Sales and Marketing

        The Company divides its market into two categories within each geographic region it serves: the hospital market and the professional market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and surgery centers, outpatient clinics and blood banks. The professional market consists primarily of physician and dental offices, laboratories, nursing and convalescent homes, veterinarians and mortuaries. The Company's management believes more stringent federal regulations affecting medical waste will enable the Company to improve its marketing efforts to medical waste generators because this increases the attractiveness of outsourcing medical waste disposal. In addition, the trend toward consolidation of hospitals, medical clinics and physicians' offices into managed health care networks may provide the opportunity for the Company to expand its business with existing medical facilities as they secure contracts with newly affiliated network members.

        The Company uses a multi-part strategy to increase its presence and customer base in a particular geographical market. Company representatives meet personally with a prospective customer to describe the Company's services and to negotiate a service agreement that reflects the prospective customer's service needs. The Company also utilizes an aggressive customer service program to produce new customer leads as well as to ensure continued customer satisfaction and loyalty. The Company continues to seek endorsements or referral relationships with hospitals and professional associations in its market areas in order to achieve a mix of both hospital and professional accounts.

        The Company also markets its services by producing publications and information related to customer compliance with applicable governmental regulations. The Company produces an OSHA compliance manual to assist customers in complying with OSHA regulations and provides a quarterly newsletter on developments of federal medical waste management regulations and issues that may affect customer facilities.

Competition

        The market for regulated medical waste collection and processing services is highly competitive and requires substantial labor and capital resources. The Company experiences intense competition from national, regional and local waste collection firms and integrated firms providing disposal and treatment. These companies compete directly with the Company for medical waste customers in the Company's regional markets. Many of these competitors are larger and have more labor and capital resources than does the Company. The Company also faces competition from large waste generators, such as hospitals and regional medical centers, who choose to manage their waste internally rather than outsourcing their treatment business. Those generators typically purchase disposable containers from one of several manufacturers, use their own personnel to collect and replace containers when full and dispose of the containers and waste with on-site incinerators or other equipment. In addition, the Company competes with businesses and other organizations attempting to market and sell alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products. Stericycle, the largest medical waste management company in North America, operates in the Company's regional markets and is the Company's principal competitor for customer business. See Part III, Item 13—Certain Relationships and Related Transactions.

        The Company competes for service agreements primarily based on cost-effectiveness, the range of services provided, the quality of service and geographic location. The Company also competes by demonstrating to potential customers that the Company can effectively reduce potential liability under applicable governmental regulations. The Company's ability to obtain new service agreements may be limited by the fact that a potential customer's current waste services provider may have an excellent service history or a long-term service contract or may offer to the potential customer lower prices than those offered by the Company.

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

        The Company carries a range of insurance coverage, including a comprehensive general liability policy with a combined single limit for bodily injury and property damage and an excess umbrella liability policy. See Part III, Item 13—Certain Relationships and Related Transactions. The Company also carries transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during waste transport. The Company's management believes the types of insurance the Company carries and the amounts of coverage are sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets and operations. However, there can be no assurance the Company's insurance will be adequate under all circumstances or that the Company will be able to maintain its current insurance at existing levels and prices. The Company could potentially be subject to claims under CERCLA or similar state laws resulting in substantial liability for which the Company is uninsured and which could have a material adverse effect on its business.

Acquisitions

        From time to time in the future, the Company may pursue selected acquisitions of other companies or assets that either expand or complement its business in new or existing markets. There can be no assurance the Company will be able to identify and to acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company's business. The Company is not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate.

Item 2. Properties.

        The Company's principal executive offices, located in Grand Prairie, Texas, occupy approximately 3,200 square feet of office space under a lease expiring on December 31, 2005, under which the Company paid approximately $39,970 during the year ended September 30, 2004. The Company also leases or owns the following facilities:

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

        The Company believes its facilities are adequate for its current and foreseeable needs.

Item 3. Legal Proceedings.

Dispute with WSI and Stericycle as to the Conversion Rate for the Preferred Stock

        Pursuant to the terms and conditions of the respective certificates of designations governing the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and the Company's Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock," and together with the Series B Preferred Stock, the "Preferred Stock"), all issued and outstanding shares of Preferred Stock automatically converted into shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), on April 6, 2003. Prior to April 6, 2003, Waste Systems, Inc. ("WSI") and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI's ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

        WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. Based on the certificates of designations governing the Preferred Stock, certain documents executed contemporaneously with the issuance of the Preferred Stock and the intent of the parties at the time of issuance of the Preferred Stock and the execution of these documents, the Company believes the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but the conversion rate shall not be less than $1.00 per share (the "Agreed Maximum Conversion Rate"). Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI's ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

        The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock relating to the conversion of the Preferred Stock. On April 2, 2003, the Company, WSI and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the "Agreement to Defer Conversion"), pursuant to which all parties agreed the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

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

        On October 3, 2003, WSI filed a motion to enforce judgment in the 1995 Action and to have the Court declare the Preferred Stock is convertible into 36,904,761 shares of Common Stock. The Company opposed WSI's motion to enforce the judgment. Following a hearing, the Court abated WSI's motion on November 10, 2003.

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

        The Minority Stockholders have asserted, on behalf of all minority stockholders of 3CI, many of the same claims of fraud, breach of fiduciary duty, unjust enrichment and other acts of minority stockholder oppression, as they have alleged in the Louisiana Suit (as defined and discussed below). In addition, the Minority Stockholders have asked the Court to deny 3CI's request for declaratory relief, find that Stericycle and WSI have abused their duties to the minority stockholders and declare Stericycle and WSI, among other things, (i) forfeit all fees, payments, dividends, warrants, preferred stock, common stock, profit shares and all other forms of value which Stericycle and WSI have extracted from 3CI and its minority owners, (ii) pay actual damages of at least $28 million and reasonable punitive damages, and (iii) buy the capital stock of the minority stockholders of the Company at the relative value of 3CI's shares to Stericycle's shares at the time Stericycle gained control over 3CI, i.e. one share of Stericycle common stock for every five shares of Common Stock.

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

        As of September 4, 2003, the Company's full Board of Directors (the "Board") unanimously appointed a Special Committee to act on behalf of the Company in connection with the Company's dispute with WSI and Stericycle as to the appropriate conversion rate of the Preferred Stock. See Part III, Item 10—Directors and Executive Officers of the Registrant, for a further description of the Special Committee's authority, and Part III, Item 13—Certain Relationships and Related Transactions—Litigation.

Louisiana Litigation

        On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company's minority stockholders, and derivatively on behalf of the Company (collectively, the "Louisiana Plaintiffs"), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. (the "Louisiana Suit"), in the First Judicial District Court, Caddo Parish, Louisiana (the "Louisiana Court"). In the Louisiana Suit, the Louisiana Plaintiffs originally asserted numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against WSI, Stericycle, the four affiliates of Stericycle who are or were directors of 3CI (the "Stericycle Affiliates") and Otley L. Smith III, the Company's President and Chief Executive Officer.

        As of January 8, 2004, the Board expanded the authority of the Special Committee to grant the Special Committee the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, the 1995 Action and the 2003 Action, or any actions or proceedings related to any of the foregoing; (ii) make or approve all decisions of the Company related to the Louisiana Suit, the 1995 Action and the 2003 Action, including the Company's filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suits; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee is composed of Stephen B. Koenigsberg and Kevin J. McManus, who are the independent directors on the Board not affiliated with Stericycle or WSI. Robert M. Waller, previously a member of the Special Committee, for personal reasons, resigned from the Board on March 11, 2004. The Special Committee appointed legal counsel to assist it in its investigation of the Louisiana Plaintiffs' allegations and to gather all information related to the Louisiana Suit. See Part III, Item 10—Directors and Executive Officers of the Registrant, for a further description of the Special Committee's authority.

        After conducting an investigation into the facts, arguments and other matters that in its view are related to the issues raised in the Louisiana Suit, the Special Committee has determined that the claims against Stericycle, WSI and the Stericycle Affiliates (the "Louisiana Defendants") in the Louisiana Suit have merit and warrant prosecution by the Company.

        On December 10, 2004, the Company, at the direction of the Special Committee, and the Louisiana Plaintiffs filed a motion with the Louisiana Court seeking leave to file a joint petition (the "Joint Petition"), which was granted on December 14, 2004. The Joint Petition amends and supersedes the Plaintiffs' First Amended Petition filed with the Court on October 27, 2003. Pursuant to the Joint Petition (i) the Company has realigned itself as a plaintiff in the Louisiana Suit and joins on its own behalf in the prosecution of the claims asserted by the Louisiana Plaintiffs in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates, and (ii) Otley L. Smith III, the Company's President and Chief Executive Officer, previously named as a defendant in the Louisiana Suit, has been non-suited.

        The Louisiana Plaintiffs and the Company allege in the Joint Petition that the Louisiana Defendants wrongfully (i) diverted the Company's cash and assets, (ii) manipulated and increased the Company's debt to WSI, (iii) directly and indirectly increased Stericycle's and WSI's percentage ownership of the Company, (iv) forced the Company to declare significant cash dividends on its Preferred Stock payable to WSI, (v) usurped the Company's corporate opportunities, (vi) misappropriated the Company's customers, (vii) unfairly competed with the Company, and (viii) operated the Company with the goal of maximizing Stericycle's profitability and furthering Stericycle's integration plan.

        In the Joint Petition, the Louisiana Plaintiffs and the Company jointly pray for a judgment against the Louisiana Defendants for actual damages and punitive damages; for forfeiture of all fees, payments, warrants, Common Stock, and all other forms of value which Stericycle and WSI have received from the Company and its minority stockholders; unwinding Stericycle's acquisition of the Shepherd Parties' (as hereinafter defined) 3CI-related interests and disgorging all benefits realized by Stericycle from that transaction; returning to the Company all shares of Common Stock acquired by WSI pursuant to warrants; declaring the Preferred Stock Dividends null and void; requiring a buyout of the Company's minority stockholders; establishing a constructive trust on all profits or benefits realized by the Louisiana Defendants as the result of the disputed transactions; disqualification of any Stericycle director, officer or other representative from serving on the Board; attorney's and expert witness fees; and pre- and post-judgment interest. The Louisiana Plaintiffs and the Company also request injunctive relief in order to remove the current Stericycle representatives from the Board, prohibit Stericycle thereafter from electing any of its representatives to the Board and require Stericycle and WSI to vote their Common Stock for nominees to the Board who are nominated by the independent directors on the Board. The Louisiana Court has set a trial date of September 12, 2005 if the suit is tried before a jury, and a trial date of October 4, 2005, if the suit is tried to the judge. The Company intends to vigorously prosecute the claims set forth in the Joint Petition.

        In order to avoid any potential for confusion and conflict that may arise if the Company and the Louisiana Plaintiffs separately prosecuted such claims against Stericycle, WSI and the Stericycle Affiliates, the Company, at the direction of the Special Committee, has entered into an Agreement for

Joint Prosecution by and among the Company, the Louisiana Plaintiffs and The Wynne Law Firm, legal counsel to the Louisiana Plaintiffs in the Louisiana Suit (the "Joint Prosecution Agreement").

        Pursuant to the Joint Prosecution Agreement, the Company and the Louisiana Plaintiffs have agreed to jointly prosecute the claims asserted in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates and to seek monetary damages and equitable remedies on behalf of both the Company and the Louisiana Plaintiffs. The Joint Prosecution Agreement provides that two-thirds of all services and other work performed in jointly prosecuting these claims will be performed by the Louisiana Plaintiffs and/or The Wynne Law Firm and one-third of such services and other work will be performed by the Company. In addition, the Joint Prosecution Agreement provides that two-thirds of any monetary recoveries (as defined in the Joint Prosecution Agreement) received by the Company and/or the Louisiana Plaintiffs that are related to, or arise out of, the claims asserted in the Louisiana Suit will be allocated to the Louisiana Plaintiffs and one-third of any monetary recoveries will be allocated to the Company. Pursuant to the Joint Prosecution Agreement, none of the Company (directly or through its counsel), the Louisiana Plaintiffs or The Wynne Law Firm may propose, accept or authorize a settlement or compromise of any or all of the claims asserted in the Louisiana Suit without the prior written consent of the other parties.

        The Joint Prosecution Agreement will become effective on the date that all of the following have occurred: (i) the Louisiana Court certifies the Louisiana Plaintiffs' claims as a class action; (ii) the Louisiana Court approves the Joint Prosecution Agreement; and (iii) the Louisiana Court approves The Wynne Law Firm as counsel to the Louisiana Plaintiffs. A hearing on these matters is scheduled for January 25, 2005. The Company or the Louisiana Plaintiffs may terminate the Joint Prosecution Agreement at any time if a material disagreement arises between the Company and the Louisiana Plaintiffs with respect to the claims asserted in the Louisiana Suit, or if either party in good faith believes that its or their best interests would conflict if the parties continued to jointly prosecute all or any of the claims. Notwithstanding the termination of the Joint Prosecution Agreement, the Company's and the Louisiana Plaintiffs' obligation pursuant to the Joint Prosecution Agreement to share in any monetary recoveries received shall continue in full force and effect.

        The Special Committee has been informed that the Stericycle Affiliates strongly disagree with the claims stated in the Joint Petition and that they believe such claims are without factual or legal basis. Further, the Stericycle Affiliates have informed the Special Committee that they believe they have fulfilled all of their duties as directors and will vigorously defend the claims against them. Accordingly, the signature in this Report of any director of the Company who is an affiliate of Stericycle should be viewed merely as his agreement that, so far as the facts are currently known to him, the disclosures regarding the Louisiana Litigation, the actions of the Special Committee and the Joint Prosecution Agreement, are adequate, and should not be viewed as his agreement with or approval of any determination or other action of the Special Committee or the benefit, if any, that may be afforded to the Company by the Joint Prosecution Agreement.

Other

        The Company was a defendant in Medical Waste Services of America LLC v. American 3CI Complete Compliance Corporation, cause no. 02-65105, in the 151st Judicial District Court of Harris County, Texas. In this suit, the plaintiff sought approximately $818,800 in damages, interest and attorney's fees for failure to pay for treatment of medical waste and for breach of contract. The parties have settled this lawsuit. The settlement has been fully provided for in the Company's audited financial statements.

        The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company's financial position, results of operations or net cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Stockholders on September 7, 2004 to elect five directors of the Company. Of the 9,739,611 shares of Common Stock issued and outstanding as of August 11, 2004, which was the record date for the meeting, 8,140,219 shares of Common Stock were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

        The first proposal submitted to a vote at the meeting was the nomination of Mark C. Miller, Stephen B. Koenigsberg, Kevin J. McManus, Frank J. M. ten Brink and Anthony J. Tomasello to serve as directors of the Company until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. All of the persons nominated for election as directors of the Company received the favorable vote of the holders of a majority of the shares of Common Stock present at the meeting, whether in person or by proxy, and entitled to vote. The votes received by each of the nominees at the meeting were as follows:

Mark C. Miller	FOR:	8,016,040	AGAINST:	0	ABSTAIN:	124,179
Stephen B. Koenigsberg	FOR:	8,019,640	AGAINST:	0	ABSTAIN:	120,579
Kevin J. McManus	FOR:	8,017,613	AGAINST:	0	ABSTAIN:	122,606
Frank J. M. ten Brink	FOR:	8,015,013	AGAINST:	0	ABSTAIN:	125,206
Anthony J. Tomasello	FOR:	8,011,826	AGAINST:	0	ABSTAIN:	128,393

        The second proposal submitted to a vote at the meeting was the approval of the Company's 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan received the favorable vote of the holders of a majority of the shares of Common Stock present at the meeting, whether in person or by proxy, and entitled to vote. The votes received for the 2004 Plan at the meeting were as follows:

FOR:	6,735,885	AGAINST:	128,103	ABSTAIN:	1,276,231

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "TCCC.OB." The following table provides the high and low bid quotations for the Common Stock on the OTC Bulletin Board for each of the quarterly periods indicated for the fiscal years ended September 30, 2003 and 2004. These quotations indicated the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL 2003:
First Quarter	$0.32	$0.16
Second Quarter	$0.32	$0.21
Third Quarter	$0.29	$0.14
Fourth Quarter	$0.35	$0.11
FISCAL 2004:
First Quarter	$0.39	$0.25
Second Quarter	$0.54	$0.28
Third Quarter	$0.46	$0.32
Fourth Quarter	$0.45	$0.21

        As of December 1, 2004, there were 236 owners of record of the Company's Common Stock, and the per share closing sale price of the Common Stock on December 20, 2004 was $1.15.

        The Company has not declared or paid any cash dividends on the Common Stock. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Item 6. Selected Financial Data.

        The following information is derived from the Company's audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

	Year Ended September 30,
	2004	2003	2002 Restated(b)	2001 Restated(b)	2000 Restated(b)
Selected Statement of Operations Data:
Revenues	$13,197,971	$14,127,896	$15,825,284	$18,818,157	$17,216,778
Costs and expenses:
Cost of Services	7,976,781	8,677,416	10,204,857	12,753,066	12,077,440
Selling, general and administrative	4,134,796	3,557,809	2,992,753	2,674,155	2,859,392
Depreciation and amortization	579,512	600,728	703,794	1,597,229	1,704,262
Write-down of fixed assets(a)	—	—	—	2,631,885	—
Interest expense	143,741	165,918	466,842	885,449	1,021,850
Other (income) expense, net	478,724	215,834	227,211	165,273	140,390

Income tax expense (benefit)	135,177	(3,483,616)	—	—	—
Net income (loss)	$(250,760)	$4,393,807	$1,229,827	$(1,888,900)	$(586,556)
Basic net income (loss) per common share	$(0.01)	$0.33	$0.13	$(0.21)	$(0.06)

Diluted net income (loss) per common share	$(0.01)	$0.25	$0.07	$(0.21)	$(0.06)

	Year Ended September 30,
	2004	2003	2002 Restated(b)	2001 Restated(b)	2000 Restated(b)
Selected Balance Sheet Data:
Working capital (deficit)	$1,732,544	$1,678,070	$1,850,796	$(2,533,225)	$(4,413,428)
Property, plant and equipment, net(a)	1,966,694	2,244,155	2,947,393	3,583,751	7,611,533
Total assets	10,036,180	10,543,661	8,000,850	8,661,677	11,925,397
Long-term debt, current maturities	—	—	—	369,023	447,948
Long-term debt, net of current maturities	—	—	—	334,416	702,760
Long-term debt, affiliated lender, current maturities	246,400	1,123,537	1,002,433	5,229,379	5,629,379
Long-term debt, affiliated lender, net of current maturities	1,056,717	1,302,108	2,888,202	—	—
Shareholders' equity	6,487,012	6,737,747	2,289,811	1,059,984	2,878,517

(a)
Refer to Note 3 to the audited financial statements for further discussion.

(b)
As discussed in Note 10 to the audited financial statements, the Company has restated its 2000, 2001 and 2002 financial statements to reflect the reversal of preferred stock dividend declarations previously reflected in the financial statements of those years. The impact of this restatement is as follows:

	Net income (loss) per share
	2002		2001		2000		Stockholder's equity
	Basic	Diluted	Basic	Diluted	Basic	Diluted	2002	2001	2000
As previously reported	$0.06	$0.06	$(0.30)	$(0.30)	$(0.12)	$(0.12)	$247,251	$(344,953)	$2,380,967
Adjustment	0.07	0.01	0.09	0.09	0.06	0.06	2,042,560	1,404,937	497,550

As restated	$0.13	$0.07	$(0.21)	$(0.21)	$(0.06)	$(0.06)	$2,289,811	$1,059,984	$2,878,517

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The following is a discussion of some events that may allow a better understanding of the progression of the Company's financial position and operating results.

        The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company's only borrowed indebtedness consists of money borrowed from WSI under a Second Amended and Restated Secured Promissory Note dated September 30, 2004 (the "WSI Note"). As of September 30, 2004, and December 20, 2004, the outstanding balances under the WSI Note were approximately $1,303,117 and $1,242,551, respectively. See Liquidity and Capital Resources herein and Note 6 to the audited financial statements.

        There are various written consents of the Board dated from May 12, 2000 to December 31, 2002, which declare dividends on the outstanding shares of Preferred Stock (the "Consents") in the aggregate amount of $2,203,717 (collectively, the "Preferred Stock Dividends"). All of these Consents declaring the Preferred Stock Dividends called for payment in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. However, none of these Consents were executed by all of the individuals who were members of the Board at the dates of such Consents. On December 11, 2003, the Company obtained an opinion of counsel expert in Delaware corporate law that (i) the declarations of dividends on the Preferred Stock had not been effective to declare and obligate the Company to pay such dividends and (ii) since pursuant to the terms and conditions of the respective certificates of designations governing the Preferred Stock, all of the outstanding shares of Preferred Stock automatically converted into shares of Common Stock on April 6, 2003, dividends cannot now lawfully be declared and paid on the Preferred Stock. Accordingly, the Company has removed (i) the dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (ii) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows.

        The Company has been advised by WSI, Stericycle and the Stericycle Affiliates that they believe the Company is obligated to pay the dividends the Company previously recorded as payable on the Preferred Stock, under the circumstances described in the Board resolutions declaring such dividends (i.e., as and when the Board may direct), and this obligation is unaffected by the Agreement to Defer Conversion. Due to the announced position of WSI, Stericycle and the Stericycle Affiliates on the Preferred Stock Dividends, the Company has determined the amount of the Preferred Stock Dividends to be a contingent liability of $2,203,717. See Part III, Item 13—Certain Relationships and Related Transactions and Notes 10, 11 and 14 to the audited financial statements, regarding the Company's accounting for such dividends.

        During 2003 and 2004, the Company has had significant legal issues with its majority stockholder, Stericycle. These issues and the litigation related to these issues have required, and may continue to require, significant amounts of attention by Board members and management and material expenditures of the financial resources of the Company. The Company believes that the agreements in the Joint Prosecution Agreement, if it becomes effective, may assist the Company in reducing its financial commitment in the Louisiana Suit. However, no assurance can be given that the Joint Prosecution Agreement will become effective or that if effective, the Company will not be required to continue to invest material resources in these litigation matters and related issues. In addition, the Company cannot predict the outcome of the Louisiana Suit, the 2003 Action, the 1995 Action or any related suit, action or claim, but believes that the outcome of any or all of these suits and actions could have a material effect on its financial and operational condition. See Liquidity and Capital Resources and Part I, Item 3—Legal Proceedings.

        During the fourth quarter of the Company's 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of the Company's 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income.

        In 2004, the Company re-evaluated its deferred tax asset related to property and equipment and determined that a portion of the asset should be charged to expense. Therefore, in 2004 the Company incurred income tax expense and a pre-tax loss. See Note 7 to the audited financial statements.

Year ended September 30, 2004 compared to the year ended September 30, 2003

        Revenues decreased by $929,925, or 6.5%, to $13,197,971 during the fiscal year ended September 30, 2004, from $14,127,896 for the fiscal year ended September 30, 2003. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company's efforts to focus on smaller quantity generators that provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

        Cost of services before depreciation and amortization and fixed asset write-down decreased $700,635 or 8.1%, to $7,976,781 during the year ended September 30, 2004, compared to $8,677,416 for the year ended September 30, 2003. The decrease was primarily attributable to a decrease in the volume of waste handled and lower treatment and transportation costs. For the year ended September 30, 2004, gross margin before depreciation and amortization and fixed asset write-down increased to 39.5% compared to 38.6% of revenue for the fiscal year ended September 30, 2003.

        Depreciation and amortization expense decreased $21,216, or 3.5%, to $579,512 for the fiscal year ended 2004, from $600,728 for the 2003 fiscal year.

        Selling, general and administrative expenses increased $576,987, or 16.2%, to $4,134,796, or 31.3% of revenue, during the fiscal year ended September 30, 2004, from $3,557,809, or 25.2% of revenue, for the year ended September 30, 2003. This percentage increase is primarily the result of lower revenue and an increase in legal expenses related to the Company's disputes with WSI and Stericycle as to the appropriate conversion rate for the Preferred Stock, the 2003 Action and the work of the Special Committee.

        Interest expense decreased by $22,177, or 13.6%, to $143,741 during the fiscal year ended September 30, 2004, compared to $165,918 for the fiscal year ended September 30, 2003. This decrease was primarily due to reduced debt and a decrease in the interest rate under the WSI Note, which is variable and tied to the prime interest rate.

        Other income and expense increased by $262,890, or 121.8%, to $478,724 during the fiscal year ended September 30, 2004, from $215,834 for the fiscal year ended September 30, 2003. This increase was due to the settlement of legal matters and costs to dismantle and clean closed treatment facilities.

        Income tax expense was $135,177 during the fiscal year ended September 30, 2004, compared to a $3,483,616 benefit during the fiscal year ended September 30, 2003. This reversal was due to the reduction of the income tax valuation allowance related to the deferred tax asset's drop in value to $3,348,439. In 2004, the Company re-evaluated its deferred tax asset related to property and equipment and determined that a portion of the asset should be charged to expense. See Note 7 to the audited financial statements for further discussion.

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

        Income tax benefit increased to $3,483,616 during the fiscal year ended September 30, 2003. There was no income tax benefit during the fiscal year ended September 30, 2002. The increase was due to the reduction of the valuation allowance related to the Company's deferred tax asset. See Note 7 to the audited financial statements for further discussion.

Liquidity and Capital Resources

        During the fiscal years 2004, 2003 and 2002, the Company invested approximately $249,904, $205,867 and $70,145, respectively, for transportation, machinery and equipment at its transportation locations, as well as computer equipment and software.

        The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using internally generated funds and advances from WSI. The Company's borrowed indebtedness currently consists only of amounts owed to WSI under the WSI Note.

        The Company and WSI entered into the WSI Note on September 30, 2004, in order to amend and restate the Amended and Restated Secured Promissory Note, dated as of October 1, 1998, as amended (the "Original Note"), previously executed by the Company in favor of WSI. The WSI Note is payable in monthly payments of $25,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (5.25% as of December 20, 2004), as such may change from time to time, published under "Money Rates" in The Wall Street Journal (Southwestern Edition) (the "Prime Rate"), not to exceed 13%. As of September 30, 2004, and December 20, 2004, the outstanding balances under the WSI Note were approximately $1,303,117 and $1,242,551, respectively. In addition to the term note facility described above, the WSI Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the WSI Note may be prepaid at any time without penalty. The WSI Note matures on April 3, 2006.

        The WSI Note is subordinated to all security interests under the Shepherd Settlement Agreement (as defined and discussed in Part III, Item 13, Certain Relationships and Related Transactions), but otherwise is secured by substantially all of the Company's assets. Pursuant to the WSI Note, the Company is required to achieve each fiscal quarter a minimum level of $500,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses incurred by the Company that are related to the dispute regarding the conversion rate of the Preferred Stock and the Louisiana Suit.

        The Company was not in compliance under the EBITDA covenant of the Original Note, which was $900,000, at December 31, 2003, March 31, 2004 and June 30, 2004. The Company paid to WSI penalty fees of approximately $16,117, $14,022 and $11,904 in connection with such non-compliance as of December 31, 2003, March 31, 2004 and June 30, 2004, respectively.

        Since June 2003, the Company has not attempted to arrange credit from any source other than WSI, but believes that if sought, the Company should be able to obtain a credit facility with an independent third-party lender. However, no assurance can be given that the Company could arrange a new credit facility with an independent third-party lender or that if such a credit facility was arranged, it would be on terms or conditions as favorable as those of the WSI Note.

        During 2003 and 2004, the Company incurred material legal expenses substantially related to its disputes with Stericycle and WSI regarding the correct conversion rate of its Preferred Stock and an investigation by the Special Committee into allegations made by certain minority stockholders of the Company in the Louisiana Suit. During the 2004 fiscal year, these legal expenses were in excess of $1 million. In December 2004, at the direction of the Special Committee, the Company joined with the minority stockholders of the Company as a plaintiff in the Louisiana Suit, which is scheduled for trial in the Fall of 2005. Although the Company cannot predict what continuing financial requirements related to the Louisiana Suit or the 2003 Action may be necessary, the Company believes that prosecution of the Louisiana Suit and the 2003 Action will continue to require a commitment of its financial resources and that the amount of this commitment may be material. See Part I, Item 3—Litigation.

        During 2004, the Company's transportation fuel costs increased significantly. Although the Company is considering various ways to mitigate the effect of this elevated fuel cost on its operations, the expense of high fuel cost in the 2005 fiscal year could have an adverse impact on the Company's financial performance.

        On September 30, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,237,692 which began expiring in 2004. The Company also had state net operating losses at September 30, 2004. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced in 2003 to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

        During the fourth quarter of the Company's 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of the Company's 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income. See Note 7 to the audited financial statements.

        At September 30, 2004, the Company had net working capital of $1,732,569 compared to net working capital of $1,678,070 at September 30, 2003. This increase of $54,499 was due to the increase in the Company's accounts receivable and prepaid expenses.

        Net cash provided by operating activities was $693,550 for the year ended September 30, 2004, compared to $1,857,412 for the year ended September 30, 2003. This decrease primarily reflects the Company's increase in accounts receivable. Net cash provided by operations was $1,857,412 during the year ended September 30, 2003, compared to net cash provided by operations of $2,374,053 during the year ended September 30, 2002. This decrease reflected the Company's reduction in affiliated company accounts payable during its 2003 fiscal year.

        Net cash used in investing activities for the year ended September 30, 2004, was $137,632 compared to $683,371 for the fiscal year ended September 30, 2003. This decrease is attributed to the Company's acquisition in 2003 of certain assets of PMT USA, Inc., d.b.a. Air & Sea Environmental ("Air & Sea"), and no similar acquisitions in 2004. Net cash used in investing activities for the year ended September 30, 2003, was $683,371 compared to net cash used in investing activities of $431 for the fiscal year ended September 30, 2002. This increase primarily reflects the Company's acquisition of Air & Sea and increased capital expenditures in 2003.

        Net cash used in financing activities was $902,620 in the 2004 fiscal year compared to $1,015,706 in the 2003 fiscal year. This use of cash reflects the reduction in principal outstanding under the Original Note. Cash used in investing activities totaled $1,015,706 for the 2003 fiscal year compared to $2,184,465, during the year ended September 30, 2002. This use of cash was primarily used to retire debt.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $607,670 for the fiscal year ended September 30, 2004, which reflected a decrease of $1,069,167 from the corresponding 2003 period, which totaled $1,676,837. This decrease was primarily due to reduced revenue and increased legal expenses in the 2004 fiscal year. EBITDA decreased to $1,676,837 for the fiscal year ended September 30, 2003, which reflected a decrease of $723,626 from the 2002 corresponding period, which totaled $2,400,463. This decrease was primarily due to reduced revenue in the Company's 2003 fiscal year.

	Year Ending September 30,
	2004	2003	2002
Net income (loss)	$(250,760)	$4,393,807	$1,229,827
Interest expense	143,741	165,918	466,842
Income tax expense (benefit)	135,177	(3,483,616)	—
Depreciation and amortization expense	579,512	600,728	703,794

EBITDA(1)	$607,670	$1,676,837	$2,400,463

(1)
EBITDA is calculated as the sum of net income, adding back interest expense, income tax expense, depreciation expense, and amortization expense to the extent deducted in calculating net income. The Company considers EBITDA to be a widely accepted financial indicator of a company's operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with generally accepted accounting principles in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Critical Accounting Policies

        The Company's accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and require management to make estimates that are difficult, subjective or complex.

        Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles generally accepted in the United States of America. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Company's Audit Committee. The policies considered by the Company to be critical accounting policies are described below.

        Revenue Recognition.    The Company generally recognizes revenue when the regulated medical waste is delivered to a third party for processing. Ongoing assessments of the credit worthiness of customers provide the Company reasonable assurance of collectibility upon performance of services.

        Accounts Receivable.    The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical write-off experience, net of recoveries, and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. No customer accounts for more than 1% of the Company's sales, so this lack of concentration of credit risk is a favorable industry characteristic. The Company decreased its reserves in fiscal 2004. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined the receivable will not be collected and/or when the account has been referred to a third-party collection agency.

        Intangible Assets.    The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to at least annual impairment tests. The Company completed its annual goodwill impairment evaluation as of September 30, 2004, and determined its goodwill was not impaired. Intangible assets, other than trade names which have indefinite lives, continue to be amortized over their useful lives.

Item 7A. Qualitative Disclosures about Market Risks.

        The Company's exposure to market risk includes the possibility of rising interest rates in connection with the WSI Note, which would increase the Company's debt service obligation and could adversely affect the Company's cash flows. The interest rate under the WSI Note is variable and tied to the prime rate, not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $13,031 over 12 months. The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates. For a further description of the WSI Note, see Part III, Item 13—Certain Relationships and Related Transactions.

Item 8. Financial Statements and Supplementary Data.

        The financial statements and financial statement exhibits listed in Part IV, Items 15(a)(1) and 15(a)(2) are annexed to this Report as a separate section.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Effective October 18, 2004, the Board approved the engagement of Weaver and Tidwell, L.L.P. ("Weaver and Tidwell") as the Company's independent auditors for the fiscal year ending September 30, 2004 to replace the firm of Ernst & Young LLP ("Ernst & Young"). Ernst & Young was dismissed as independent auditors of the Company effective October 18, 2004. In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 2003 and in the subsequent interim period through October 18, 2004, which was the date of dismissal of Ernst & Young, there were no disagreements or reportable events, as those terms are defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, with Ernst & Young.

Item 9A. Controls and Procedures.

        As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the CEO and the CFO concluded the Company's disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        During the period covered by this Report, the Company has not made any change to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth certain information as of December 20, 2004, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company or until their successors are duly elected and qualified.

Name	Age	Position
Stephen B. Koenigsberg(1)(2)(3)	57	Director
Kevin J. McManus(2)(3)	62	Director
Mark C. Miller	49	Director and Chairman of the Board
Frank J. M. ten Brink	48	Director
Anthony J. Tomasello(1)	58	Director
Otley L. Smith III	55	President and Chief Executive Officer
Matthew D. Peiffer	45	Chief Financial Officer, Secretary and Treasurer

(1)
Serves on the Compensation Committee.

(2)
Serves on the Audit Committee.

(3)
Serves on the Special Committee.

        The Company's executive officers are subject to annual appointment by the Board. Messrs. Miller, ten Brink and Tomasello serve as directors of the Company as nominees of WSI and Stericycle. There are no other arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Messrs. Miller and ten Brink are also directors and/or officers of Stericycle and/or WSI, and Mr. Tomasello is an employee and former officer of Stericycle. The following is a summary of the business background and experience of each of the persons named above:

        Stephen B. Koenigsberg has served as a Director of the Company since July 2003. Mr. Koenigsberg serves as Director-Orthopedic Services of Union Memorial Hospital in Baltimore, Maryland. Mr. Koenigsberg previously served as Chief Financial Officer of Mount St. Johns Medical Center located in Antigua. Mr. Koenigsberg has also served as Chief Financial Officer of various hospitals and the President of State Sales and Service Corporation, a $52 million distribution company headquartered in Baltimore, Maryland, where he was involved in various acquisitions and international marketing. Prior to that, he served as Vice President of Finance and Systems for the Good Samaritan Hospital, the University of Maryland Hospital and Bon Secours Hospital. He also previously served as a staff accountant with Ernst & Ernst. Mr. Koenigsberg has served with national trade associations, including American Amusement Machine Association and Amusement and Music Operators of America, AAMA Charitable Foundation and the Maryland Governor's task force to reinvent hospital rate reviews. He received a B.S. in accounting from the University of Maryland and an M.B.A. from Loyola College in Baltimore, Maryland.

        Kevin J. McManus has served as a Director of the Company since July 2003. Mr. McManus serves as Vice President-Services of New England Health Enterprises, Inc., which is an owner and operator of fixed-site MRI facilities and mobile stereotactic biopsy services located in Concord, Massachusetts. Mr. McManus also acts as Treasurer, director of business planning and development and financial management of New England Health Enterprises. Mr. McManus also recently served as Chief Financial Officer of Saints Memorial Health Systems in Lowell, Massachusetts, during which he was involved in the merger of St. Joseph's and St. John's Hospitals in Lowell, Massachusetts, directed the process to obtain a $78 million tax-exempt bond and unified the entity's financial functions after the mergers. He has served as Senior Vice President for Finance and Treasurer for Saint Vincent Healthcare

Systems, Inc., a 578-bed acute care hospital in Worcester, Massachusetts with associated 530-bed nursing homes, Newton-Wellesley Hospital in Newton, Massachusetts and Charles Choate Memorial Hospital in Woburn, Massachusetts. Mr. McManus has served on the Mass Hospital Association in various capacities from 1976 through 1990, the Healthcare Financial Management Association and the Acton Community Housing Corporation. He received an M.B.A. from Northeastern University.

        Mark C. Miller has served as a Director of the Company since October 1998 and Chairman of the Board since April 2004. Mr. Miller has served as President and Chief Executive Officer and a Director of Stericycle since May 1992. From May 1989 until he joined Stericycle, Mr. Miller served as Vice President for the Pacific, Asia and Africa in the International Division of Abbott Laboratories, which he joined in 1976, and where he held a number of management and marketing positions. He is a Director of Ventana Medical Systems, Inc., a supplier of automated diagnostic systems, and Lake Forest Hospital. Mr. Miller received a B.S. in computer science from Purdue University.

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

        Anthony J. Tomasello has served as a Director of the Company since October 1998. Mr. Tomasello is currently an employee of Stericycle and served as Stericycle's Executive Vice President and Chief Technical Officer from January 1999 to November 2003. Prior to that, he served as Stericycle's Vice President, Operations, since August 1990. For eight years prior to joining Stericycle, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. Mr. Tomasello received a B.S. in mechanical engineering from the University of Pittsburgh.

        Otley L. Smith III has served as President since June 2000 and served as a Director of the Company from June 2000 until July 2003. From 1998 until 2000, he served as a consultant to businesses in the medical waste industry. In 1986 he founded Med-Compliance Services, Inc. and served as President until 1998. In 1995, he founded Technology 2100, Inc. and managed the development of a new medical waste treatment technology that was approved for use by the U.S. Environmental Protection Agency and several states. For the past ten years Mr. Smith has served as an industry representative in public sector initiatives to standardize medical waste management regulations in several southwestern states.

        Matthew D. Peiffer has served as the Company's Chief Financial Officer, Secretary and Treasurer since December 2004, and prior to that, served as the Company's Acting Chief Financial Officer, Secretary and Treasurer since September 2004. Mr. Peiffer was a financial consultant for several Dallas companies. From August 2000 to August 2002, he was Chief Financial Officer for OraMetrix, Inc., a medical software company. From November 1998 to July 2000, he was Chief Financial Officer for FPIX, Inc., a building products software company. Mr. Peiffer also has finance experience with Samsung Telecommunications of America, Ericsson Wireless Systems and Lone Star Technologies. Mr. Peiffer graduated from the University of Texas at Austin with a Bachelor of Science in Mechanical Engineering and a Masters in Business Administration. Mr. Peiffer is a Certified Public Accountant licensed in the State of Texas. Mr. Peiffer is a member of the Board of Directors of Community Dental Care and a member of the Dallas County Appraisal Review Board.

Committees of the Board of Directors

        The Board has established an Audit Committee, a Compensation Committee and a Special Committee.

        Audit Committee.    The functions of the Audit Committee include meeting with independent auditors annually to review financial results, audited financial statements, internal financial controls and procedures and audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of the Company's independent accountants, approves services provided by the independent public accountants before those services are rendered and evaluates the possible effect the performance of those services will have on the accountants' independence. The Board has adopted a written charter for the Audit Committee effective January 22, 2001, a copy of which was attached to the Company's proxy statement filed with the Securities and Exchange Commission ("SEC") on April 2, 2001. The Audit Committee was composed of Messrs. Koenigsberg, McManus and Waller until March 11, 2004, when Mr. Waller resigned from the Board. The Audit Committee currently consists of Messrs. Koenigsberg and McManus. On September 4, 2003, the Board determined that Mr. McManus, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert," as that term is defined in SEC Release No. 33-8177. All of the current members of the Audit Committee are independent in accordance with the existing requirements of Nasdaq's listing standards.

        Compensation Committee.    The Compensation Committee recommends to the Board the compensation for the Company's executive officers, administers, makes awards under the Company's compensation plans and monitors and makes recommendations with respect to the Company's various employee benefit plans. The Compensation Committee was composed of Messrs. Waller, McManus and Tomasello until March 11, 2004, when Mr. Waller resigned from the Board. On July 8, 2004, Mr. McManus was replaced on the Compensation Committee by Mr. Koenigsberg. The Compensation Committee currently consists of Messrs. Tomasello and Koenigsberg.

        Special Committee.    The Special Committee was established by the Board on September 4, 2003, to act on behalf of the Company in connection with the Company's dispute with WSI and Stericycle as to the appropriate conversion rate of the Preferred Stock. As of January 8, 2004, the Board expanded the authority of the Special Committee such that the Special Committee has the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, the 1995 Action and the 2003 Action, or any actions or proceedings related to any of the foregoing; (ii) make or approve all decisions of the Company related to the Louisiana Suit, the 1995 Action and the 2003 Action, including the Company's filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suits; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee was composed of Messrs. McManus, Waller and Koenigsberg, who were the independent directors on the Board not affiliated with Stericycle or WSI, until Mr. Waller's resignation from the Board on March 11, 2004. The Special Committee is currently composed of Messrs. Koenigsberg and McManus. See Part I, Item 3—Legal Proceedings and Part III, Item 13—Certain Relationships and Related Transactions.

Management and Board of Directors Changes

        During the 2004 fiscal year, Donald P. Zima served as the Company's Chief Financial Officer from September 2003 to August 2004. In September 2004, the Board elected Matthew D. Peiffer as the Company's Acting Chief Financial Officer, Secretary and Treasurer, and in December 2004, the Board elected Matthew D. Peiffer as the Company's Chief Financial Officer, Secretary and Treasurer. In March 2004, Robert M. Waller resigned as a director of the Company and as a member of the Audit

Committee, Compensation Committee and Special Committee. In April 2004, Jack W. Schuler resigned as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of its equity securities (the "Reporting Persons") to file reports of ownership and reports of changes in ownership of such equity securities with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of forms and written representations received from the Reporting Persons by it with respect to the fiscal year ended September 30, 2004, the Company believes all filing requirements applicable to the Company's officers, directors and greater than 10% stockholders have been met, except with respect to the Form 4 for Otley L. Smith III filed on September 30, 2004, and the Form 3 and Form 4 for Matthew D. Peiffer filed on September 23, 2004, which were filed late.

Code of Ethics

        As of January 8, 2004, the Board adopted a Code of Ethics applicable to the Company's employees, including the Chief Executive Officer, Chief Financial Officer, Controller and directors. A copy of the Company's Code of Ethics was attached as an exhibit to the Company's annual report on Form 10-K for the year ended September 30, 2003. The Company has posted the Code of Ethics on its website at http://www.american3ci.com and will furnish a copy of the Code of Ethics to any person without charge upon written request to the Secretary of the Company at the Company's principal executive offices.

Item 11. Executive Compensation.

Summary Compensation Table

        The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company's executive officers for the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002 who received bonus and salary which exceeded $100,000 in any of the years ended 2002, 2003 and 2004.

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options/SARs(#)	Other Compensation
Otley L. Smith III, President and Chief Executive Officer	2004 2003 2002	$ $ $	140,000 125,000 125,000	$ $	— 20,000 20,000	— — —	$ $	17,178 18,000 —	(1) (1)

(1)
Mr. Smith received this amount to cover certain housing expenses in Dallas, Texas.

Description of the 2004 Stock Incentive Plan

        In July 2004, the Board approved the 2004 Plan, which was subsequently approved by the Company's stockholders in September 2004, to supplement and ultimately replace the Company's 1992 Stock Option Plan (the "1992 Plan"). The purposes of the 2004 Plan are (i) to promote the long-term interests of the Company and its stockholders by strengthening the Company's ability to attract, motivate and retain key personnel and (ii) to provide additional incentive for those persons through stock ownership and other incentives to improve operations, increase profits and strengthen the mutuality of interest between those persons and the Company. The following description of the 2004 Plan is only a summary; it does not purport to be a complete or detailed description of all of the provisions of the 2004 Plan. A copy of the 2004 Plan is attached as an exhibit to the Company's proxy statement on Schedule 14A, which was filed with the SEC on August 12, 2004.

        The 2004 Plan provides for the granting of (i) options to purchase Common Stock that qualify as "incentive stock options" ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code (the "Code"), (ii) options to purchase Common Stock that do not qualify as Incentive Stock Options ("Nonqualified Options") and (iii) restricted stock. The total number of shares of Common Stock with respect to which awards may be granted under the 2004 Plan is 500,000 and the maximum number of shares of Common Stock that may be subject to awards to any one person under the 2004 Plan may not exceed 195,000 shares, subject, in each case, to equitable adjustment upon the occurrence of any stock dividend, stock split, combination, reclassification or similar change in the capital structure of the Company without consideration.

        The 2004 Plan is administered by a committee appointed by the Board or if no such committee is selected, then by the Board itself (the "Committee"), which selects the participants to be granted awards under the 2004 Plan, determines the amount of grants to participants and prescribes discretionary terms and conditions of each award not otherwise fixed under the 2004 Plan. The Board has designated Messrs. McManus and Koenigsberg, the Company's two Outside Directors as defined under Section 162(m) of the Code, as the members of the Committee with respect to the granting of awards to those persons defined as Covered Persons under the 2004 Plan, until either or both of such individuals are removed by the Board or resign. For all other grants of awards under the 2004 Plan, the Committee may consist of persons designated by the Board to administer the 2004 Plan, or if none are appointed, the Board itself. As of the date hereof, no awards have been granted under the 2004 Plan, and future awards cannot be quantified or estimated.

        Incentive Stock Options must be granted with an exercise price equal to at least the fair market value of the Common Stock on the date of grant. If an Incentive Stock Option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company's stock, then the exercise price may not be less than 110% of the fair market value of the Common Stock covered by the option on the date the option is granted. In the Committee's sole discretion, Nonqualified Options may be granted with an exercise price less than 100%, but no less than 85%, of the fair market value of the Common Stock on the date of grant, but not less than 85% of the fair market value.

        The aggregate fair market value (determined as of the time the Incentive Stock Option is granted) of shares of Common Stock with respect to which Incentive Stock Options become exercisable for the first time by a participant under the 2004 Plan during any calendar year may not exceed $100,000. Stock options granted under the 2004 Plan have a maximum term fixed by the Committee, not to exceed five years from the date of grant.

        The Committee may grant shares of Common Stock on such terms and conditions and subject to such repurchase or forfeiture restrictions, if any, as the Committee shall determine in its sole discretion ("Restricted Stock"), which terms, conditions and restrictions shall be set forth in the instrument evidencing the Restricted Stock award. The Committee may provide that the forfeiture restrictions shall lapse on the passage of time, the attainment of one or more performance targets established by the Committee or the occurrence of such other event or events determined to be appropriate by the Committee. The Committee, in its sole discretion, may waive the repurchase or forfeiture period and any other terms, conditions or restrictions on any Restricted Stock under such circumstances and subject to such terms and conditions as the Committee shall deem appropriate. However, the Committee may not waive the repurchase or forfeiture period with respect to a Restricted Stock award that has been granted if such award has been designed to meet the exception for performance-based compensation under Section 162(m) of the Code.

Description of the 1992 Stock Option Plan

        Although the Board terminated the 1992 Plan effective upon the Company's stockholders' approval of the 2004 Plan in September 2004, all stock options currently outstanding under the 1992 Plan remain in effect until terminated pursuant to the terms of the applicable stock option agreements and the 1992 Plan. As of the date hereof, options to purchase an aggregate of 141,666 shares of Common Stock granted under the 1992 Plan are outstanding. Each option granted pursuant to the 1992 Plan was designated at the time of grant as either an incentive stock option or as a non-qualified stock option. The following description of the 1992 Plan is only a summary; it does not purport to be a complete or detailed description of all of the provisions of the 1992 Plan. A copy of the 1992 Plan will be furnished by the Company to any stockholder upon written request to the Secretary of the Company at the Company's principal executive offices.

        The Board, in its discretion, fixed the term of each option granted under the 1992 Plan, although the maximum term of each option granted under the 1992 Plan is 10 years. Options granted to an employee who owns over 10% of the total combined voting power of all classes of stock of the Company expire not more than five years after the date of grant. The 1992 Plan provides for the earlier expiration of options of a participant in the event of certain terminations of employment. An option may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder, may be exercised solely by him. The aggregate fair market value (determined at the time the option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year may not exceed $100,000. The Board may impose any other conditions to exercise as it deems appropriate.

Option Grants in Last Fiscal Year

        There were no options granted to the Company's executive officers during the fiscal year ended September 30, 2004.

2004 Option Exercises and Year-End Option Values

        The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the Company's executive officers earning in excess of $100,000 during the fiscal year ended September 30, 2004. No executives exercised any options to purchase Common Stock during the 2004 fiscal year.

	Number of Unexercised Options/SARs at Fiscal Year-Year(#)		Value of Unexercised In-the-Money Options at Fiscal Year-Year(#)
Name
	Exercisable	Non-Exercisable	Exercisable	Non-Exercisable
Otley L. Smith III	75,000	—	$1,500	—

(1)
Based on the per share closing price of the Common Stock on the OTC Bulletin Board on September 30, 2004 of $0.35.

Equity Compensation Plan Information

        The following table sets forth information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company's equity compensation plans as of

September 30, 2004, including the 1992 Plan and the 2004 Plan. The 1992 Plan and the 2004 Plan have been approved by the Company's stockholders.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)
Equity compensation plans approved by security holders	141,666	$0.42	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	141,666	$0.42	500,000

Employment Agreement

        Otley L. Smith III serves as the Company's President and Chief Executive Officer pursuant to a letter agreement executed on June 6, 2000 (the "Smith Employment Agreement"). Pursuant to the Smith Employment Agreement, Mr. Smith receives a base salary of $125,000 annually and was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $0.33 per share on June 8, 2000, all of which are now vested. Also, as an additional incentive, Mr. Smith is eligible for an annual bonus of up to $40,000 based on the Company achieving certain goals related to earnings and cash flow. In July 2004, the Board authorized a base annual salary for Mr. Smith of $140,000 payable retroactively from October 1, 2003.

        Other than as set forth above, there are no compensatory plans or arrangements with respect to any individual named in the Summary Compensation Table above or otherwise which would result from the resignation, retirement or other termination of such individual's employment with the Company or a change in control.

Compensation Committee Interlocks and Insider Participation

        During the 2004 fiscal year, Messrs. Tomasello, Koenigsberg, McManus and Waller served on the Compensation Committee and participated in the deliberations concerning executive officer compensation. None of these persons serve on the compensation committee of any other company.

Director Compensation

        During the fiscal year ended September 30, 2004, the Company's directors who are affiliated with Stericycle received no compensation for their services as members of the Board. During the 2004 fiscal year, Messrs. Koenigsberg, McManus and Waller, the Company's outside directors during the 2004 fiscal year, each were paid $2,000 plus expenses for each Board meeting they attended and $500 plus expenses for each committee meeting they attended. In July 2004, the Company paid to David Schoonmaker, a former director of the Company, a $5,000 honorarium for past services to the Board and the Company. In July 2004, the Company also paid to each of Messrs. Koenigsberg and McManus $7,500 for their service on the Special Committee for the 2004 fiscal year and $2,000 for their attendance at an informal meeting held among Messrs. Koenigsberg, McManus. Miller and ten Brink in March 2004. Each of Messrs. Koenigsberg and McManus will also be paid $750 for his attendance at each Special Committee meeting held on or after June 1, 2004.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG 3CI COMPLETE COMPLIANCE CORPORATION, THE S & P 500 INDEX
AND A PEER GROUP

*$100 invested on 9/30/99 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth as of December 20, 2004, the number of shares of Common Stock beneficially owned by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each current director and executive officer and (iii) all directors and executive officers as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned.

Name of Beneficial Owner	Number of Shares(1)	Percentage of Class
Waste Systems, Inc.(2) 28161 N. Keith Drive Lake Forest, IL 60045	13,395,734	76.6%
Stericycle, Inc.(2) 28161 N. Keith Drive Lake Forest, IL 60045	14,328,504	81.9%
Otley L. Smith III(3)	100,000	1.0%
Matthew D. Peiffer	10,000	*
Stephen B. Koenigsberg	—	—
Kevin J. McManus	—	—
Mark C. Miller(4)	—	—
Frank J. M. ten Brink(5)	—	—
Anthony J. Tomasello(6)	—	—
All directors and executive officers as a group (7 persons)(3)	110,000	1.1%

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

(2)
An Amended Schedule 13D filed with the SEC on May 9, 2002 (the "Amended Schedule 13D"), reflects that WSI is the beneficial owner of 5,104,448 shares of Common Stock. The Amended Schedule 13D reflects that Stericycle owns 100% of WSI. The number of shares shown above assumes the conversion of the shares of Preferred Stock owned by WSI into 7,750,000 shares of Common Stock and includes 541,286 shares which WSI acquired via the exercise of warrants on December 19, 2002. Additionally, the Amended Schedule 13D reflects that Stericycle directly owns 932,770 shares of Common Stock. Including the shares of Common Stock held directly by Stericycle and those shares of the Company's capital stock held through WSI, and assuming conversion of the outstanding shares of Preferred Stock at a ratio of 1-to-1, Stericycle is the beneficial owner of 81.9% of the Common Stock. Without the assumed conversion of the shares of Preferred Stock owned by WSI, Stericycle directly and through WSI owns 67.5% of the issued and outstanding shares of Common Stock. See Part III, Item 13—Certain Relationships and Related Transactions regarding additional shares of Common Stock that will be issued upon conversion of the Preferred Stock.

(3)
Includes 75,000 shares issuable upon the exercise of vested options.

(4)
Mr. Miller is an officer and director of Stericycle and WSI, and therefore may be deemed to be the beneficial owner of shares of Common Stock owned by WSI and Stericycle. However, Mr. Miller specifically disclaims any beneficial ownership of such shares of Common Stock.

(5)
Mr. ten Brink is an officer of Stericycle and WSI, and therefore may be deemed to be the beneficial owner of shares of Common Stock owned by WSI and Stericycle. However, Mr. ten Brink specifically disclaims any beneficial ownership of such shares of Common Stock.

(6)
Mr. Tomasello is an employee and former officer of Stericycle, and therefore may be deemed to be the beneficial owner of shares of Common Stock owned by WSI and Stericycle. However, Mr. Tomasello specifically disclaims any beneficial ownership of such shares of Common Stock.

Item 13. Certain Relationships and Related Transactions.

Stericycle and WSI

        Three of the five directors currently serving on the Board are affiliates of Stericycle and WSI. Mark C. Miller, the Company's Chairman of the Board, also currently serves as President and Chief Executive Officer and a director of Stericycle and WSI. Anthony J. Tomasello, who is a director of the Company and serves on the Compensation Committee, is an employee of Stericycle and is the former Executive Vice President and Chief Technical Officer of Stericycle. Lastly, Frank J. M. ten Brink, a director of the Company, serves as Stericycle's Executive Vice President and Chief Financial Officer and as a Vice President and director of WSI.

        On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Stericycle Purchase"). As a result of the Stericycle Purchase, WSI became a wholly owned subsidiary of Stericycle. At the time of the Stericycle Purchase, WSI directly owned 5,104,448 shares of Common Stock, 7,000,000 shares of Series B Preferred Stock and 750,000 shares of Series C Preferred Stock. On December 19, 2002, WSI acquired an additional 541,286 shares of Common Stock upon the exercise of a warrant (the "WSI Warrant") to purchase Common Stock previously granted by the Company to WSI as consideration for WSI's agreement to extend the maturity date to January 1, 2001 of the Original Note. Pursuant to the WSI Warrant, WSI purchased shares of Common Stock at an exercise price of $0.10 per share. According to a Schedule 13D/A filed by WSI with the SEC on January 6, 2003, Stericycle provided the funds used by WSI to exercise the WSI Warrant.

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

        The Put Right has never been exercised, and the Company does not believe an event has occurred that would obligate the Company to purchase the 932,770 shares of Common Stock pursuant to the Put Right. Stericycle has agreed, pursuant to an Agreement dated as of September 30, 1998, by and among the Company, WSI and Stericycle, that if the Put Right is ever exercised, it would cause WSI to assume financial responsibility for satisfying the repurchase of the 932,770 shares of Common Stock subject to the Put Right either directly or by advancing such sums to the Company as may in WSI's discretion be appropriate to enable the Company to satisfy the repurchase.

        On May 1, 2002, the Shepherd Parties assigned the Profit-Sharing Rights and the Put Right to Stericycle pursuant to the Shepherd Purchase Agreement. The Company and Stericycle subsequently agreed, pursuant to a letter agreement dated May 23, 2002 (the "Letter Agreement"), that the Company would pay Stericycle a fixed amount of $23,000 per month, in lieu of 50% of the pre-tax profits of the Med-Waste division, until mutually agreed otherwise or the expiration of the Profit-Sharing Rights pursuant to the Shepherd Settlement Agreement. The Letter Agreement states the Company anticipated reductions in payroll expense for the Med-Waste division and the division's integration into the Company would increase the net income of the division, such that the $23,000 monthly payment would represent less than 50% of the division's pre-tax profits, which was what the Company was then paying to the Shepherd Parties.

        As of September 30, 2004, since the Shepherd Parties' assignment of the Profit-Sharing Rights to Stericycle, the Company has paid to Stericycle a total of $690,000 in connection with the Profit-Sharing Rights, of which $276,000 was paid during the year ended September 30, 2004. The obligations of the Company to Stericycle, as the assignee of the Shepherd Parties' rights and obligations under the Shepherd Settlement Agreement, are secured by a security interest in most of the assets of the Company, which, pursuant to the Shepherd Settlement Agreement, holds a priority over the security interest of WSI in such assets under the WSI Note.

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

Preferred Stock Dividends

        As of December 1, 2004, WSI owned 5,645,734 shares of Common Stock, which represent 57.97% of the issued and outstanding shares of Common Stock, and such additional number of shares of Common Stock as shall be issued upon determination of the appropriate conversion rate of the 7,750,000 shares of Preferred Stock, which converted into Common Stock on April 6, 2003. As of December 1, 2004, Stericycle owned directly and indirectly through WSI 6,578,504 issued and outstanding shares of Common Stock, which represent 67.54% of the issued and outstanding shares of Common Stock, and indirectly through WSI such additional number of shares of Common Stock as shall be issued upon determination of the appropriate conversion rate of the 7,750,000 shares of Preferred Stock, which converted into Common Stock on April 6, 2003.

        On December 11, 2003, the Company obtained an opinion of counsel expert in Delaware corporate law that (i) the declarations of dividends on the Preferred Stock had not been effective to declare and obligate the Company to pay such dividends, and (ii) since pursuant to the terms and conditions of the respective certificates of designations governing the Preferred Stock, all of the outstanding Preferred Stock automatically converted into shares of Common Stock on April 6, 2003, dividends cannot now be declared and paid on the Preferred Stock. Accordingly, the Company has removed (a) the dividends payable on the Preferred Stock as a current liability on the Company's balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company's statements of shareholders' equity and statements of cash flows. See Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 10, 11 and 14 to the audited financial statements.

        WSI, Stericycle and the Stericycle Affiliates have advised the Company they believe that the Company is obligated to pay the dividends the Company has recorded as payable on the Preferred Stock, under the circumstances described in the Board resolutions declaring such dividends (i.e., as and when the Board may direct), and that this obligation is unaffected by the Agreement to Defer Conversion. Due to the announced position of WSI, Stericycle and the Stericycle Affiliates on the Preferred Stock Dividends, the Company has determined the aggregate amount of the Preferred Stock Dividends ($2,203,717) to be a contingent liability. Accordingly, the signature in this Report of any director of the Company who is also an affiliate of Stericycle should only be viewed as an affirmative agreement regarding the adequacy of the disclosure in this Report regarding the Preferred Stock Dividends, and not an agreement regarding the merit of the Company's position with respect to the Preferred Stock Dividends.

Conversion Rate of the Preferred Stock

        Prior to April 6, 2003, WSI and Stericycle asserted the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI's ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

        WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. Based on (i) the certificates of designations governing the Preferred Stock, (ii) certain documents executed contemporaneously with the issuance of the Preferred Shares and (iii) the intent of the parties at the time of issuance of the Preferred Shares and the execution of these documents, the Company believes the appropriate conversion rate is the Agreed Maximum Conversion Rate. Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI's ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

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

        On October 3, 2003, WSI filed a motion to enforce judgment in the 1995 Action and to have the Court declare the Preferred Stock is convertible into 36,704,761 shares of Common Stock. The Company opposed WSI's motion to enforce the judgment. Following a hearing, the Court on November 10, 2003, abated WSI's motion.

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

        On June 20, 2002, the Louisiana Plaintiffs filed the Louisiana Suit asserting numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against Stericycle, WSI, Mark Miller, Frank ten Brink, Anthony Tomasello, the Company's President and Chief Executive Officer, and Mr. Jack Schuler, a former director of the Company.

        As of January 8, 2004, the Board expanded the authority of the Special Committee to investigate all issues raised by the Louisiana Plaintiffs and to act on behalf of the Company with regard to all of the issues in the Louisiana Suit, the 1995 Action and the 2003 Action. After conducting an investigation into the facts, arguments and other matters that in its view are related to the issues raised in the Louisiana Suit, the Special Committee has determined that the claims against Stericycle, WSI and the Stericycle Affiliates in the Louisiana Suit have merit and warrant prosecution by the Company. On December 14, 2004, the Louisiana Court granted the Company and the Louisiana Plaintiffs to file a Joint Petition, which amends and supercedes the Louisiana Plaintiffs' First Amended Petition. Pursuant to the Joint Petition, the Company has realigned itself as a plaintiff in the Louisiana Suit and joins on its own behalf in the prosecution of the claims asserted by the Louisiana Plaintiffs against Stericycle, WSI and the Stericycle Affiliates. See Part I, Item 3—Legal Proceedings, for a further description of the Louisiana Suit, and Part III, Item 10—Directors and Executive Officers of the Registrant, for a further description of the Special Committee's authority with respect to the Louisiana Suit.

Loans from WSI

        The Company has historically financed its working capital needs, capital expenditures and acquisitions in part from advances from WSI. The Company and WSI entered into a letter agreement dated October 1, 2003 (the "Note Amendment"), which amended the Original Note, previously executed by the Company in favor of WSI. The Note Amendment extended the maturity of the Original Note to October 1, 2004 and decreased the interest rate from the Prime Rate plus 1%, not to exceed 13%, to the Prime Rate, not to exceed 13%.

        On September 30, 2004, the Company and WSI entered into the WSI Note in order to amend and restate the Original Note, including all amendments. The WSI Note extended the maturity of the Original Note from October 1, 2004 to April 3, 2006. The WSI Note also reduced the monthly principal and interest repayments required to be made by the Company from $100,000 to $25,000. The interest rate under the WSI Note is the Prime Rate, not to exceed 13%, which remains unchanged from the Original Note. Like the Original Note, in addition to the term note facility described above, the WSI Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the WSI Note may be prepaid at any time without penalty.

        Like the Original Note, the WSI Note is subordinated to all security interests under the Shepherd Settlement Agreement, but otherwise is secured by substantially all of the Company's assets. Pursuant to the WSI Note, the Company is required to achieve each fiscal quarter a minimum level of $500,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses incurred by the Company that are related to the dispute regarding the conversion rate of the Preferred Stock and the Louisiana Suit. Under the Original Note, the Company was required to achieve each fiscal quarter a minimum level of $900,000 of EBITDA for the then trailing six-month period, excluding solely certain expenses incurred by the Company related to the Preferred Stock conversion rate dispute.

        As of September 30, 2004 and December 20, 2004, the Company owed WSI the aggregate amounts of $1,303,117 and $1,242,551, respectively, pursuant to the terms of the WSI Note. See Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the audited financial statements.

Other Transactions

        In June 1999, the Company entered into a lease agreement with LaSalle National Leasing Corporation for the financing and lease by the Company of certain transportation equipment in connection with the hauling of medical waste. The Company's obligations under this lease were guaranteed by Stericycle. The term of the lease was four years, and the total amount to be paid by the Company over the lease term was $3,000,000. The lease expired on December 1, 2003, at which time, the Company exercised an option to purchase the equipment, and the lease was paid in full. During the fiscal year ended September 30, 2003, the Company paid $96,134 under the lease.

        Prior to November 26, 2003, the Company's excess umbrella liability insurance was provided under Stericycle's umbrella liability insurance policy. The Company accrued $15,761 for this coverage in the fiscal year ended September 30, 2002, but did not accrue any amount for this coverage in the 2003 fiscal year. On November 26, 2003, the Company added its own excess umbrella insurance coverage and no longer is covered under Stericycle's excess umbrella liability insurance policy.

        In September 2003, the Board elected Donald P. Zima as the Company's Chief Financial Officer, Treasurer and Secretary. From July 2003 to September 2003, Mr. Zima served as the Company's acting Chief Financial Officer. Prior to that, Mr. Zima served as the Vice President and Chief Financial Officer of Scherer Healthcare, Inc. ("Scherer"), a publicly owned corporation providing waste management services and consumer healthcare products, which was acquired by and became a wholly owned subsidiary of Stericycle in January 2003. From January 2003 to June 2003, Mr. Zima was employed by Stericycle. On June 30, 2003, in connection with Mr. Zima commencing work for the Company, Mr. Zima and Stericycle agreed that Stericycle would continue to pay the salary, health and other employee benefits Mr. Zima received as Chief Financial Officer of Scherer until otherwise determined by Stericycle. From July 2003 until Mr. Zima's resignation in August 2004, these expenses were billed to the Company on a monthly basis. After a discussion between the members of the Board and Mr. Zima, the three directors then serving on the Board who were not affiliated with Stericycle determined that Mr. Zima's relationship with Stericycle did not present a conflict of interest such that Mr. Zima could not fulfill his fiduciary duties as an officer of the Company.

        The Company contracts with Stericycle to provide treatment and disposal services for the medical waste collected and transported by the Company from its customers. This waste is currently treated at Stericycle's facilities located in Conroe, Texas, Memphis, Tennessee and Reserve, Louisiana. The fees remitted by the Company to Stericycle for these services are paid in accordance with the Company's letter agreement with Stericycle and totaled $1,627,282, $1,960,091 and $2,598,399 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. See Part I, Item 1—Industry Overview, Services and Operations, for a more detailed description of the Company's contract with Stericycle for these services.

        In 2002, Stericycle began providing long-haul transportation services to the Company. The fees for these services totaled $568,840 and $695,020 for the fiscal years ended September 30, 2004 and 2003, respectively. See Part I, Item 1—Industry Overview, Services and Operations, for a more detailed description of the Company's contract with Stericycle for these services.

        Stericycle, the largest medical waste management company in North America, operates in the Company's markets and directly competes with the Company for customer business. See Part I, Item 1—Industry Overview, Competition.

        In May and June 2003, the Company sold certain transportation and treatment equipment to Stericycle for $423,738 with in exchange for a reduction in the principal balance of the Original Note. The Company recognized a gain of $76,000 related to this transaction.

        The Company's independent auditors prior to October 2004, Ernst & Young, are also the independent auditors of Stericycle.

Item 14. Principal Accounting Fees and Services.

Audit Fees

        The aggregate fees billed by Ernst & Young for professional services rendered in connection with its audit of the Company's financial statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003 and its review of the Company's interim financial statements included in the Company's quarterly reports on Form 10-Q during the 2003 fiscal year were approximately $135,000. The aggregate fees billed by Weaver and Tidwell for professional services rendered in connection with its audit of the Company's financial statements included in this Report were approximately $45,000. The aggregate fees billed by Ernst & Young for its review of this Report and the Company's interim financial statements included in the Company's quarterly reports on Form 10-Q during the 2004 fiscal year were approximately $20,000.

Audit-Related Fees

        Neither Ernst & Young nor Weaver and Tidwell billed the Company for any fees during the years ended September 30, 2003 and 2004 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not included in the preceding paragraph.

Tax Fees

        Neither Ernst & Young nor Weaver and Tidwell billed the Company for any fees during the years ended September 30, 2003 and 2004 for services rendered relating to tax compliance, tax advice and tax planning.

All Other Fees

        Ernst & Young did not bill the Company during the years ended September 30, 2003 and 2004 for products and services, other than the services referred to in the preceding paragraphs. Weaver and Tidwell billed the Company during the year ended September 30, 2004 for services related to its audit of the Company's prior 401(k) plan.

        In accordance with policies adopted by the Company's Audit Committee, all audit and non-audit related services to be performed by the Company's independent public accountants must be approved in advance by the Audit Committee or by a designated member of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of this Report:

(1)
Financial Statements

        The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the years ended September 30, 2004, 2003 and 2002, which are required in response to Part II, Item 8 of Form 10-K, are annexed to this Report as a separate section beginning on page F-1.

  (2)
  Financial Statement Schedule

        The financial statement schedule for the years ended September 30, 2004, 2003 and 2002, which are required by Part II, Item 8 of Form 10-K, is annexed to this Report as a separate section.

  (3)
  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI's Registration Statement on Form S-1 (No. 33-45632) effective April 14, 1992).
3.2	Amendment to 3CI's Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
3.3	Amendment to 3CI's Certificate of Incorporation, as amended, effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.4	Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit 3.2 of 3CI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
3.5	Amendment of Bylaws effective October 1, 1998 (incorporated by reference to 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed on January 12, 1999).

3.6	Certificate of Designations of 3CI's Series A Preferred Stock (incorporated by reference to Exhibit 3.6 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.7	Certificate of Designations of 3CI's Series B Preferred Stock (incorporated by reference to Exhibit 3.7 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.8	Certificate of Designations of 3CI's Series C Preferred Stock (incorporated by reference to Exhibit 3.8 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
4.1	Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998 filed January 12, 1999).
4.2	Loan Agreement and Note Amendment dated December 18, 1998, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).
4.3	Letter Agreement and Note Amendment dated August 10, 2000, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.3 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed December 28, 2000).
4.4	Letter Agreement and Note Amendment dated December 20, 2000, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed December 28, 2000)
4.5	Letter Agreement and Note Amendment dated March 5, 2001, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI's Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).
4.6	Letter Agreement and Note Amendment dated June 26, 2001, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.6 of 3CI's Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).
4.7	Letter Agreement and Note Amendment dated December 20, 2001, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.7 of 3CI's Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).
4.8	Letter Agreement and Note Amendment dated May 23, 2002, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.8 to 3CI's Annual Report on Form 10-K for the year ended September 30, 2002, filed January 14, 2003).
4.9	Letter Agreement and Note Amendment dated October 1, 2003, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.9 of 3CI's Annual Report on Form 10-K for the year ended September 30, 2003, filed January 15, 2004).
4.10	Second Amended and Restated Secured Promissory Note, dated as of September 30, 2004, in the principal amount of $1,302,826.48, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 10.12 of 3CI's Periodic Report on Form 8-K, filed September 30, 2004).
10.1	1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI's Registration Statement on Form S-1 (No. 33-45632) effective April 14, 1992).
10.2	Settlement Agreement dated January 1996, by and among James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1996, filed January 14, 1997).

10.3	Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.4	Stock Purchase and Note Modification Agreement dated as of February 19, 1998, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 10.13 of 3CI's Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
10.5	Agreement dated September 30, 1998, among 3CI, Waste Systems, Inc. and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law (incorporated by reference to Exhibit 10.14 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).
10.6	LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI's Annual Report on Form 10-K for the year ended September 30, 1999, filed January 12, 2000).
10.7	Agreement to Defer Conversion of Preferred Stocks, dated as of April 3, 2003, by and among 3CI, Waste Systems, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 10.9 of 3CI's Quarterly Report on Form 10-Q/A for the quarter ended March 30, 2003, filed May 22, 2003).
10.8	Offer Letter, dated June 6, 2000, by and between 3CI and Otley L. Smith III (incorporated by reference to Exhibit 10.11 of 3CI's Annual Report on Form 10-K for the year ended September 30, 2003, filed January 15, 2004).
10.9	American 3CI 2004 Stock Incentive Plan (incorporated by reference to Exhibit A of 3CI's Proxy Statement on Schedule 14A, filed August 12, 2004).
10.10	Agreement for Joint Prosecution, dated as of October 8, 2004 (incorporated by reference to Exhibit 10.13 of 3CI's Periodic Report on Form 8-K, filed December 13, 2004).
10.11*	Form of Indemnification Agreement by and between 3CI and each of Otley L. Smith III, Donald P. Zima, Matthew D. Peiffer, Mark C. Miller, Stephen B. Koenigsberg, Frank J. M. ten Brink, Anthony J. Tomasello, Jack W. Schuler, Robert M. Waller and Kevin J. McManus.
14.1	Code of Business Conduct and Ethics of 3CI Complete Compliance Corporation (incorporated by reference to Exhibit 14.1 of 3CI's Annual Report on Form 10-K for the year ended September 30, 2003, filed January 15, 2004).
31*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Plaintiffs' and 3CI's Joint Motion for Leave to File Plaintiffs' and 3CI's Joint Petition, filed in Robb et al. v. Stericycle, Inc. with the First Judicial District Court, Caddo Parish, Louisiana on December 10, 2004 (incorporated by reference to Exhibit 99.1 of 3CI's Periodic Report on Form 8-K, filed December 13, 2004).

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

3CI COMPLETE COMPLIANCE CORPORATION
By:	/s/ MATTHEW D. PEIFFER Matthew D. Peiffer Chief Financial Officer, Secretary and Treasurer
Date:	December 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OTLEY L. SMITH III Otley L. Smith III	President and Chief Executive Officer	December 29, 2004
/s/ MATTHEW D. PEIFFER Matthew D. Peiffer	Chief Financial Officer, Secretary and Treasurer	December 29, 2004
/s/ MARK C. MILLER Mark C. Miller	Chairman of the Board and Director	December 29, 2004
/s/ FRANK J. M. TEN BRINK Frank J. M. ten Brink	Director	December 29, 2004
/s/ ANTHONY J. TOMASELLO Anthony J. Tomasello	Director	December 29, 2004
/s/ KEVIN J. MCMANUS Kevin J. McManus	Director	December 29, 2004
/s/ STEPHEN B. KOENIGSBERG Stephen B. Koenigsberg	Director	December 29, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements of 3CI Complete Compliance Corporation
Report of Independent Registered Public Accounting Firm	F-2
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-3
Balance Sheets for the years ended September 30, 2004 and 2003	F-4
Statements of Operations for the years ended September 30, 2004, 2003 and 2002	F-5
Statements of Shareholders' Equity for the years ended September 30, 2004, 2003 and 2002	F-6
Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002	F-7
Notes to Financial Statements	F-8
Financial Statement Schedule
The following schedule is filed as part of this Annual Report on Form 10-K.
Schedule II—Valuation and Qualifying Accounts	F-25

        All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
3CI Complete Compliance Corporation
Grand Prairie, Texas

We have audited the accompanying balance sheet of 3CI Complete Compliance Corporation as of September 30, 2004, and the related statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the 2004 information in the financial statement schedule listed in the index at item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3CI Complete Compliance Corporation as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ WEAVER AND TIDWELL, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 11, 2004

REPORT OF INDEPENDENT AUDITORS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 3CI Complete Compliance Corporation

        We have audited the accompanying consolidated balance sheet of 3CI Complete Compliance Corporation as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3CI Complete Compliance Corporation at September 30, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
December 4, 2003
except for Note 14
as to which the date is December 22, 2003

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	September 30,
	2004	2003
Current Assets:
Cash and cash equivalents	$710,353	$1,057,055
Accounts receivable, net of allowances $218,819 and $409,164 at September 30, 2004 and 2003, respectively	2,765,159	2,540,388
Inventory	69,916	73,525
Prepaid expenses	480,837	337,314
Deferred income taxes	127,955	157,274
Other current assets, net of allowances $111,923 at September 30, 2004	70,800	16,320

Total current assets	4,225,020	4,181,876

Property, plant and equipment, at cost	6,787,197	7,430,398
Accumulated depreciation	(4,820,503)	(5,186,243)

Net property, plant and equipment	1,966,694	2,244,155

Goodwill, net of accumulated amortization of $547,748	262,243	262,243
Intangibles, net of accumulated amortization of $291,884 and $173,693 at September 30, 2004 and 2003, respectively	282,816	450,607
Deferred income taxes	3,220,484	3,326,342
Other assets	78,923	78,438

Total assets	$10,036,180	$10,543,661

Current Liabilities:
Notes payable	$242,729	$22,821
Accounts payable	489,157	332,870
Accounts payable, affiliated companies	693,502	423,602
Accrued liabilities	820,359	600,976
Deferred revenue	329	—
Note payable majority shareholder, current portion	246,400	1,123,537

Total current liabilities	2,492,476	2,503,806

Note payable majority shareholder, net of current portion	1,056,717	1,302,108

Total liabilities	3,549,193	3,805,914

Shareholders' Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued 9,774,111 shares at September 30, 2004 and 2003, respectively	97,742	97,742
Common Stock to be issued (Note 10)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital—common stock	20,519,861	20,519,861
Accumulated deficit	(21,829,021)	(21,578,261)

Total shareholders' equity	6,486,987	6,737,747

Total liabilities and shareholders' equity	$10,036,180	$10,543,661

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended September 30,
	2004	2003	2002
			Restated— See Note 14

Revenues	$13,197,971	$14,127,896	$15,825,284
Expenses:
Cost of services	7,976,781	8,677,416	10,204,857
Depreciation and amortization	579,512	600,728	703,794
Selling, general and administrative	4,134,796	3,557,809	2,992,753
Interest expense	143,741	165,918	466,842
Other (income) expense, net	478,724	215,834	227,211

Income (loss) before income taxes	(115,583)	910,191	1,229,827
Income tax benefit (expense)	(135,177)	3,483,616	—

Net income (loss)	$(250,760)	$4,393,807	$1,229,827

Basic earnings per share:
Basic net income (loss) per share	$(0.01)	$0.33	$0.13

Diluted earnings per share:
Diluted net income (loss) per share	$(0.01)	$0.25	$0.07

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Shares Issued	Preferred Stock	Additional Paid-In Capital	Common Shares Issued	Common Stock	Common Shares to be Issued See Note 10	Common Stock to be Issued See Note 10	Additional Paid-In Capital	Accumulated Deficit Restated— See Note 14	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2001	7,750,000	$77,500	$7,672,500	9,232,825	$92,329	—	—	$20,471,145	$(27,201,895)	$(51,595)	$1,059,984
Net income									1,229,827		1,229,827

Balance at September 30, 2002	7,750,000	$77,500	$7,672,500	9,232,825	$92,329	—	—	$20,471,145	$(25,972,068)	$(51,595)	$2,289,811
Issuance of common stock				541,286	5,413			48,716			54,129
Conversion of Preferred Stock—See Note 10	(7,750,000)	(77,500)	(7,672,500)			7,750,000	$7,750,000
Net income									4,393,807		4,393,807

Balance at September 30, 2003	—	—	—	9,774,111	$97,742	7,750,000	$7,750,000	$20,519,861	$(21,578,261)	$(51,595)	$6,737,747

Net income (loss)									(250,760)		(250,760)

Balance at September 30, 2004	—	—	—	9,774,111	$97,742	7,750,000	$7,750,000	$20,519,861	$(21,829,021)	$(51,595)	$6,486,987

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF CASH FLOWS

	For year ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(250,760)	$4,393,807	$1,229,827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) Loss on disposal of equipment	3,699	(56,454)	(43,005)
Depreciation and amortization	579,512	600,728	703,794
Deferred tax benefit (expense)	135,177	(3,483,616)	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable, net	(224,771)	784,141	210,667
(Increase) Decrease in inventory	3,609	6,785	(13,885)
(Increase) Decrease in prepaid expenses	(143,523)	(10,603)	79,949
(Increase) Decrease in other current assets	(54,963)	34,186	(87,105)
Increase (Decrease) in accounts payable	156,287	(102,441)	67,611
Increase (Decrease) in accounts payable, affiliated companies	269,900	(439,725)	358,674
Increase (Decrease) in accrued liabilities	219,383	130,604	(132,474)

Total adjustments to net income (loss)	944,310	(2,536,395)	1,144,226

Net cash provided by operating activities	693,550	1,857,412	2,374,053

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	112,272	26,996	69,714
Acquisition of intangible assets from Air & Sea	—	(504,500)	—
Purchase of property, plant and equipment	(249,904)	(205,867)	(70,145)

Net cash used in investing activities:	(137,632)	(683,371)	(431)

Cash flows from financing activities:
Proceeds from issuance of notes payable	767,116	625,429	222,448
Principal reduction of notes payable	(547,208)	(654,002)	(364,730)
Reduction of long-term debt, unaffiliated lenders	—	—	(703,439)
Reduction of note payable to majority shareholders	(1,122,528)	(1,041,262)	(1,338,744)
Proceeds from issuance of common stock	—	54,129	—

Net cash flows used in financing activities	(902,620)	(1,015,706)	(2,184,465)

Net change in cash and cash equivalents	(346,702)	158,335	189,157

Cash and cash equivalents, beginning of period	1,057,055	898,720	709,563

Cash and cash equivalents, end of period	$710,353	$1,057,055	$898,720

Supplemental Disclosures:
Cash paid for interest	$143,741	$199,249	$601,133
Non-Cash Activities:
Principal reduction of note payable to majority shareholder from sale of fixed assets	—	$423,728	—

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

        Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation ("Stericycle"), acquired 100% of the common stock of Waste Systems, Inc. ("WSI") for $10 million. As a result of the transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.5% or 6,578,504 shares of the outstanding common stock and 100% of the shares of common stock to be issued by the Company as a result of the conversion of the Company's preferred stock. See Note 10 for details on the conversion of the preferred stock to common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

        Cash equivalents primarily represent highly liquid investments with a maturity of three months or less when purchased.

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

        The Company completed its annual goodwill impairment evaluation as of September 30, 2004, and determined its goodwill was not impaired. The Company's net goodwill was $262,243 at September 30, 2004 and 2003.

        Intangible assets, other than trade names which have indefinite lives, continue to be amortized over their useful lives. At September 30, 2004 and 2003, other net intangible assets consisted of the following:

	2004	2003
Trade names	$—	$30,000
Customer list	253,316	373,407
Non-compete agreements	29,500	47,200

	$282,816	$450,607

        The other intangible assets will be amortized over their estimated useful lives of three to 20 years. Amortization expense including impairment of other intangible assets was $167,790, $85,893, $24,000 for each of the three years ending September 30, 2004, 2003 and 2002, respectively.

        The other intangible assets will be amortized over the following fiscal years:

Year ended September:	Amortization
2005	$53,980
2006	48,080
2007	36,280
2008	36,280
2009 and thereafter	108,196

Total	$282,816

Advertising

        All advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2004, 2003 and 2002 were insignificant.

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

Concentration of Credit and Market Risk

        Concentration of credit and market risk for the Company consists primarily of cash accounts. The Company maintains its cash accounts with quality financial institutions; however, for the year ended September 30, 2004 and 2003 the Company's deposits with the financial institutions exceeded the limits insured by the FDIC. The Company has not experienced any losses on its deposits that have been in excess of the FDIC limits. Management does not believe that it is subject to any significant credit risk on cash.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from the estimates that were used.

Accounts Receivable

        The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical write-off experience, net of recoveries, and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. No customer accounts for more than 1% of the Company's sales, so this lack of concentration of credit risk is a favorable industry characteristic. The Company decreased its reserves in fiscal 2004. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined the receivable will not be collected and/or when the account has been referred to a third-party collection agency.

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

	September 30, 2004	September 30, 2003	September 30, 2002
Net income (loss)—as reported	$(250,760)	$4,393,807	$1,229,827
Net income (loss)—pro forma	$(250,760)	$4,384,555	$1,217,641
Pro forma income (loss) per share	(0.01)	$0.33	$0.13

        The fair value of stock options used to compute pro forma net loss is the estimated present value at the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of approximately 3% in 2003 and 2002; and an expected volatility of 0.92 in 2003 and 2002; and a weighted-average expected option life of five years. There were no options issued in 2004.

Reclassifications

        Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following at September 30:

	2004	2003	Useful Life
Land	$584,940	$584,940
Buildings and improvements	1,889,181	1,887,762	3-40 years
Machinery and Equipment	2,930,260	3,651,330	5-10 years
Office equipment and Furniture	715,548	641,817	5-20 years
Reusable Containers	667,268	664,548	3-10 years

	$6,787,197	$7,430,398

Depreciation expense charged to operations was $321,440, $514,835 and $679,794, for the years ending September 30, 2004, 2003 and 2002, respectively.

NOTE 4—NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of net income (loss) per common share:

	2004	2003	2002
			Restated See Note 14
Numerator:
Net income (loss)	$(250,760)	$4,393,807	$1,229,827
Denominator for basic earnings per share—weighted average shares	17,489,611	13,380,675	9,198,325
Effect of dilutive shares:
Preferred Shares	—	3,991,781	7,750,000
Warrants	—	95,026	343,736
Denominator for diluted earnings per share	17,489,611	17,467,482	17,292,061

Basic net income (loss) per share	$(0.01)	$0.33	$0.13
Diluted net income (loss) per common share	$(0.01)	$0.25	$0.07

For additional information regarding outstanding employee stock options, see Note 8.

        The effect of the preferred shares on the above basic and diluted net income per share calculation is based upon (i) the Company's interpretation that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that the preferred shares were converted on April 6, 2003. (See Notes 10 and 14)

        Stock options were not included in the September 30, 2003 and 2002 computations as they were antidilutive since the exercise prices ranging from $0.28 to $0.59 were greater than the average price of the common stock. Stock options were not in the September 30, 2004 computations as they were antidilutive due to the net loss posted by the Company.

NOTE 5—NOTES PAYABLE

        Notes payable consists of the following at September 30:

	2004	2003
Notes payable to an insurance company, due in monthly installments including interest of 5.9% unsecured, which matures in November 2004 and February 2004, respectively	$242,729	$22,821

NOTE 6—LONG TERM DEBT

        Note payable to majority shareholder consists of the following at September 30:

	2004	2003
Revolving note payable to WSI, bearing interest at the prime rate, not to exceed 13%	$1,303,117	$2,425,645
Less: Current portion	246,400	1,123,537

Long-term portion	1,056,717	1,302,108

        The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI, its majority stockholder and internally generated funds. At September 30, 2004, the Company's long term indebtedness consisted of amounts owed to WSI (which are described below).

        On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the "Note") with an original principal amount of $5,487,308.

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

        By agreement with WSI effective July 1, 2003, the interest rate on the Note was reduced to the prime lending rate (5.25% as of December 20, 2004), as such may change from time to time, published under "Money Rates" in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

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

        Pursuant to the Second Amended and Restated Secured Promissory Note dated September 30, 2004, between the Company and WSI, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.

        Total interest expense for all debt was $143,741, $165,918 and $466,842 for the years ended September 30, 2004, 2003 and 2002, respectively.

NOTE 7—INCOME TAXES

        The Company's deferred tax liabilities and assets as of September 30, are as follows:

	2004	2003
Deferred income tax liabilities—
Property and equipment	670,885	590,493
Other	—	41,219

Total deferred income tax liabilities	670,885	631,712
Deferred income tax assets—
Net operating loss carry forward	3,877,517	3,958,054
Bad debt reserves	127,955	157,274
Other	935,510	921,649

Total deferred income tax assets	4,940,982	5,036,977
Valuation allowance	(921,658)	(921,649)

Net deferred income tax asset	4,019,324	4,115,328

Total deferred income tax assets and liabilities	$3,348,439	$3,483,616

        During the year ended September 30, 2004, the Company utilized approximately $216,000 of its net operating loss carry forward to offset current year taxable income.

        At September 30, 2004 the Company had net operating loss carry forwards for federal income tax purposes of approximately $9,237,692 which began expiring in 2004. The Company also had state net operating losses at September 30, 2004. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

        During the fourth quarter of 2003, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of 2003. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income.

        Components of the Company's tax provision are as follows:

	2004	2003	2002
Current	$—	$—	$—
Deferred	$(135,177)	$3,483,616	$—

	$(135,177)	$3,483,616	$—

        Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate and applicable state income tax rates of 37.41% to loss before income taxes as follows:

	2004	2003	2002
Income tax benefit (expense), computed at statutory rate	$43,240	$(340,502)	$(460,078)
Effect of non deductible expenses	(8,071)	(23,064)	(23,085)
Tax benefit of operating loss carry forward	—	363,566	483,163
Reevaluation of beginning of year deferred tax asset	(151,632)	—	—
Reevaluation of beginning of year deferred tax asset valuation allowance	—	3,483,616	—
Other	(18,714)	—	—

Income tax benefit (expense) as reported	$(135,177)	$3,483,616	$—

NOTE 8—STOCK OPTIONS

        In September 2004, the Company's stockholders approved a stock option plan (the "Plan"), which provides for the granting of 500,000 shares of common stock in the form of stock options to employees, officers and directors. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option."

        During fiscal 2004 and 2003, the Company did not issue any stock options. During fiscal 2002, the Company issued 100,000 options at exercise prices ranging from $0.20 to $0.28 per share which vest evenly over a three-year period.

        As of September 30, 2004, the Company had outstanding 141,666 option shares with exercise prices of $0.33, $0.28 and $0.594.

        A summary of stock option information follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	255,000	$0.47	305,000	$0.43	265,000	$0.63
Granted	—	—	—	—	100,000	$0.24
Exercised	—	—	—	—	—	—
Canceled/Forfeited	(113,334)	$0.54	(50,000)	$0.20	(60,000)	$1.00

Outstanding at end of year	141,666	$0.42	255,000	$0.47	305,000	$0.43

Exercisable at end of year	141,666	$0.42	221,666	$0.49	187,740	$0.54
Available for future grant	500,000		245,000		195,000

NOTE 9—RELATED PARTY TRANSACTIONS

        On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the "Transaction"). As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. On December 19, 2002, WSI acquired an additional 541,286 shares of Common Stock upon the exercise of a warrant (the "WSI Warrant") to purchase Common Stock previously granted by the Company to WSI as consideration for WSI's agreement to extend the maturity date of the Note to January 1, 2001. Pursuant to the WSI Warrant, WSI purchased shares of Common Stock at an exercise price of $0.10 per share. According to a Schedule 13D/A filed by WSI with the SEC on January 6, 2003, Stericycle provided the funds used by WSI to exercise the WSI Warrant.

        As of December 20, 2004, WSI owned 57.97% or 5,645,734 shares of the Company's Common Stock and the right to some additional number of shares of Common Stock to be issued by reason of the conversion of the Preferred Stock on April 6, 2003. See Note 10. As of December 20, 2004, Stericycle owned directly and indirectly through WSI 6,578,504 shares of Common Stock, which represent 67.54% of the issued and outstanding shares of Common Stock, and indirectly through WSI, the right to some additional number of shares of Common Stock to be issued by reason of the conversion of the Preferred Stock on April 6, 2003.

        As of September 30, 2004, the Company owed $1,303,117 to WSI under a certain amended and restated promissory note which is more fully described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources" and in Note 6 of these Footnotes.

        In June 1999, the Company established a master lease agreement in the amount of $3,000,000 with LaSalle National Leasing Corporation. Of the total, $2,000,000 was to be utilized for the leasing of transportation equipment of which $82,312 had been utilized at September 30, 2002, and $1,000,000 for the financing of equipment, none of which was being utilized. This agreement was guaranteed by Stericycle. The lease expired on December 1, 2003, at which time the Company exercised an option to purchase the equipment.

        The Company was insured under Stericycle's umbrella insurance policy through November 26, 2003. The Company accrued $15,761 for this coverage in the fiscal year ended September 30, 2002, which was included in sales, general and administrative expenses. No accrual was needed as of September 30, 2003. On November 26, 2003, the Company obtained its own excess umbrella policy and, as a result, Stericycle no longer covers the Company under its umbrella policy.

        The Company out-sources the treatment of its medical waste to treatment facilities in Conroe, Texas; Memphis, Tennessee; and Reserve, Louisiana; which are owned by Stericycle. The treatment fees are paid in accordance with the Company's letter agreement with Stericycle and totaled $1,627,282, $1,960,091 and $2,598,399 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Stericycle provides the Company long-haul transportation services. Transportation fees for these services totaled $568,840, $695,020 and $912,642 for the years ended September 30, 2004, 2003 and 2002, respectively, and these fees are included in Costs of Services for the respective year.

        In May and June 2003, the Company sold certain transportation and treatment equipment to Stericycle for $423,738 with payment being in the form of a reduction in the principal balance on the Note. The Company recognized a gain of $76,000 related to this transaction.

        On May 1, 2002, Stericycle, which owns all of the capital stock of WSI, completed a transaction in which it purchased from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon

(the "Sellers") certain profit-sharing rights, put rights and other rights of the Sellers under a settlement agreement (the "Shepherd Settlement Agreement") entered into with the Company in January 1996. The purchase included interest in all security agreements, mortgages and other instruments securing the Company's various obligations to the Sellers under the Shepherd Settlement Agreement, and 932,770 shares of the Company's Common Stock owned by the Sellers. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company paid approximately $276,000, $276,000 and $138,000, respectively, to Stericycle under the profit sharing terms of the Shepherd Settlement Agreement, as amended pursuant to a letter agreement dated May 23, 2002 between Stericycle and the Company.

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

        On May 1, 2002, the Sellers assigned the Profit-Sharing Rights and the Put Right to Stericycle. The Company and Stericycle subsequently agreed, pursuant to a letter agreement dated May 23, 2002 (the "Letter Agreement"), the Company would pay Stericycle a fixed amount of $23,000 per month, in lieu of 50% of the pre-tax profits of the Med-Waste division, until mutually agreed otherwise or the expiration of the Profit-Sharing Rights pursuant to the Shepherd Settlement Agreement. The Letter Agreement states the Company anticipated reductions in payroll expense for the Med-Waste division and the division's integration into the Company would increase the net income of the division, such that the $23,000 monthly payment would represent less than 50% of the division's pre-tax profits, which was what the Company was then paying to the Sellers.

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

NOTE 10—PREFERRED STOCK

Preferred Stock Conversion

        Pursuant to the certificates of designation governing the Preferred Stock, all 7,750,000 shares of Preferred Stock automatically converted on April 6, 2003. The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock related to the conversion of the Preferred Stock.

        Prior to April 6, 2003, WSI and Stericycle asserted the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI's ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

        WSI and Stericycle's interpretation of the conversion rate is contrary to the Company's interpretation of the conversion rate. Based on the certificates of designations governing the Preferred Stock, certain documents executed contemporaneously with the issuance of the Preferred Stock, and the intent of the parties at the time of issuance of the Preferred Stock and the execution of these documents, the Company believes the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but the conversion rate shall not be less than $1.00 per share (the "Agreed Maximum Conversion Rate"). Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI's ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

        On April 2, 2003, the Company, WSI and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the "Agreement to Defer Conversion"), pursuant to which all parties agreed the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

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

        WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company's books. If WSI, Stericycle and their affiliates' position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates' announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717. See Note 14 for discussion of the Company's obligations to pay such dividends.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        On July 16, 2002, a suit (the "Louisiana Suit") was filed by Larry F. Robb, individually, on behalf of a class comprised of the Company's minority stockholders, and derivatively on behalf of the Company (the "Louisiana Plaintiffs"), in the First Judicial District Court in Shreveport, Louisiana (the "Louisiana Court") against Stericycle, 3CI's directors who are affiliated with Stericycle (the "Stericycle Affiliates") and the Company's President and Chief Executive Officer which alleged minority stockholder oppression, breach of fiduciary duty and unjust enrichment.

        As of January 8, 2004, the Board of Directors expanded the authority of the Special Committee to grant the Special Committee the exclusive power and authority on behalf of the Company to, among other things, investigate all claims made in the Louisiana Suit. The Special Committee is composed of Stephen B. Koenigsberg and Kevin J. McManus, who are the independent directors on the Board not affiliated with Stericycle or WSI. The Special Committee appointed legal counsel to assist it in its investigation of the Louisiana Plaintiffs' allegations and to gather all information related to the Louisiana Suit.

        After conducting an investigation into the facts, arguments and other matters that in its view are related to the issues raised in the Louisiana Suit, the Special Committee has determined that the claims against Stericycle, WSI and the Stericycle Affiliates (the "Louisiana Defendants") in the Louisiana Suit have merit and warrant prosecution by the Company.

        On December 10, 2004, the Company, at the direction of the Special Committee, and the Louisiana Plaintiffs filed a motion with the Louisiana Court seeking leave to file a joint petition (the "Joint Petition"), which was granted on December 14, 2004. The Joint Petition amends and supersedes the Plaintiffs' First Amended Petition filed with the Court on October 27, 2003. Pursuant to the Joint Petition (i) the Company has realigned itself as a plaintiff in the Louisiana Suit and joins on its own behalf in the prosecution of the claims asserted by the Louisiana Plaintiffs in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates, and (ii) Otley L. Smith III, the Company's President and Chief Executive Officer, previously named as a defendant in the Louisiana Suit, has been non-suited.

        The Louisiana Plaintiffs and the Company allege in the Joint Petition that the Louisiana Defendants wrongfully (i) diverted the Company's cash and assets, (ii) manipulated and increased the Company's debt to WSI, (iii) directly and indirectly increased Stericycle's and WSI's percentage ownership of the Company, (iv) forced the Company to declare significant cash dividends on its Preferred Stock payable to WSI, (v) usurped the Company's corporate opportunities, (vi) misappropriated the Company's customers, (vii) unfairly competed with the Company, and (viii) operated the Company with the goal of maximizing Stericycle's profitability and furthering Stericycle's integration plan.

        In the Joint Petition, the Louisiana Plaintiffs and the Company jointly pray for a judgment against the Louisiana Defendants for actual damages and punitive damages; for forfeiture of all fees, payments, warrants, Common Stock, and all other forms of value which Stericycle and WSI have received from the Company and its minority stockholders; unwinding Stericycle's acquisition of the Sellers' 3CI-related interests and disgorging all benefits realized by Stericycle from that transaction; returning to the Company all shares of Common Stock acquired by WSI pursuant to warrants; declaring the Preferred Stock Dividends null and void; requiring a buyout of the Company's minority stockholders; establishing a constructive trust on all profits or benefits realized by the Louisiana Defendants as the result of the disputed transactions; disqualification of any Stericycle director, officer or other representative from serving on the Board; attorney's and expert witness fees; and pre- and post-judgment interest. The Louisiana Plaintiffs and the Company also request injunctive relief in order to remove the current Stericycle representatives from the Board, prohibit Stericycle thereafter from electing any of its representatives to the Board and require Stericycle and WSI to vote their Common Stock for nominees to the Board who are nominated by the independent directors on the Board. The Louisiana Court has set a trial date of September 15, 2005 if the suit is tried before a jury, and a trial date of October 4, 2005, if the suit is tried to the judge. The Company intends to vigorously prosecute the claims set forth in the Joint Petition.

        In order to avoid any potential for confusion and conflict that may arise if the Company and the Louisiana Plaintiffs separately prosecuted such claims against Stericycle, WSI and the Stericycle Affiliates, the Company, at the direction of the Special Committee, has entered into an Agreement for Joint Prosecution by and among the Company, the Louisiana Plaintiffs and The Wynne Law Firm, legal counsel to the Louisiana Plaintiffs in the Louisiana Suit (the "Joint Prosecution Agreement").

        Pursuant to the Joint Prosecution Agreement, the Company and the Louisiana Plaintiffs have agreed to jointly prosecute the claims asserted in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates and to seek monetary damages and equitable remedies on behalf of both the Company and the Louisiana Plaintiffs. The Joint Prosecution Agreement provides that two-thirds of all services and other work performed in jointly prosecuting these claims will be performed by the Louisiana Plaintiffs and/or The Wynne Law Firm and one-third of such services and other work will be performed by the Company. In addition, the Joint Prosecution Agreement provides that two-thirds of any monetary recoveries (as defined in the Joint Prosecution Agreement) received by the Company and/or the Louisiana Plaintiffs that are related to, or arise out of, the claims asserted in the Louisiana Suit will be allocated to the Louisiana Plaintiffs and one-third of any monetary recoveries will be allocated to the Company. Pursuant to the Joint Prosecution Agreement, none of the Company (directly or through its counsel), the Louisiana Plaintiffs or The Wynne Law Firm may propose, accept or authorize a settlement or compromise of any or all of the claims asserted in the Louisiana Suit without the prior written consent of the other parties.

        The Joint Prosecution Agreement will become effective on the date that all of the following have occurred: (i) the Louisiana Court certifies the Louisiana Plaintiffs' claims as a class action; (ii) the Louisiana Court approves the Joint Prosecution Agreement; and (iii) the Louisiana Court approves The Wynne Law Firm as counsel to the Louisiana Plaintiffs. A hearing on these matters is scheduled for January 25, 2005. The Company or the Louisiana Plaintiffs may terminate the Joint Prosecution Agreement at any time if a material disagreement arises between the Company and the Louisiana Plaintiffs with respect to the claims asserted in the Louisiana Suit, or if either party in good faith believes that its or their best interests would conflict if the parties continued to jointly prosecute all or any of the claims. Notwithstanding the termination of the Joint Prosecution Agreement, the Company's and the Louisiana Plaintiffs' obligation pursuant to the Joint Prosecution Agreement to share in any monetary recoveries received shall continue in full force and effect.

        The Special Committee has been informed that the Stericycle Affiliates strongly disagree with the claims stated in the Joint Petition and that they believe such claims are without factual or legal basis. Further, the Stericycle Affiliates have informed the Special Committee that they believe they have fulfilled all of their duties as directors and will vigorously defend the claims against them.

        The Company is subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims and assessments will not have a material adverse effect on the Company's financial position, results of operations or net cash flows.

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

        WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the three members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company's books. If WSI and Stericycle's position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates' announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717. See Note 14 for discussion of the Company's obligations to pay such dividends.

NOTE 12—LEASE COMMITMENT

        At September 30, 2004, the Company had certain non-cancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:

2005	$319,198
2006	244,268
2007	204,581
2008	119,109
2009	59,459

        Total rent expense for the fiscal years ended September 30, 2004, 2003 and 2002 totaled $519,298, $511,320 and $273,489, respectively.

NOTE 13—EMPLOYEE BENEFIT PLAN

        Under a plan approved by the Board of Directors in 2000, the Company has a 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company has the right to make a discretionary contribution under the plan agreement. The Company has not made any contribution in 2003 or 2002. On November 1, 2003, the Company adopted a new 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company will make contributions to the plan based on a percentage of the employee contribution, not to exceed 6% of the total compensation. The Internal Revenue Code limits an employee's contribution to $12,000, and the Company's 401(k) defined contribution retirement plan contains this limitation. Contributions to the new plan were $40,064 for the fiscal year ended September 30, 2004.

NOTE 14—PRIOR YEAR ADJUSTMENT

        In December 2003, the Company received a legal opinion that the Preferred Stock Dividends previously declared by the Board of Directors had not been effective to declare and obligate the Company to pay such dividends. Based on such guidance, the independent and disinterested directors, acting for the Board of Directors pursuant to Section 144 of the Delaware General Corporation Law, voted to reverse the entries on the Company's books and records of the previously declared dividends. The accompanying financial statements for 2002 have been restated to reflect the Board's action as a prior period adjustment. The effect of the adjustment is to reduce current liabilities and accumulated deficit by $2,203,717 and $2,042,560 as of September 30, 2003 and 2002, respectively. In addition, basic income per share and diluted income per share have increased by $0.07 and $0.01, respectively, for the fiscal year ending September 30, 2002.

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

NOTE 15—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2003:

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Fiscal 2004 Quarters
Revenues	$3,359,642	$3,276,258	$3,217,564	$3,344,507
Gross profit	1,144,570	1,182,005	1,367,903	2,127,983
Net income (loss)	(117,105)	(61,498)	216,542	(288,699)
Basic earnings per share(a)	(0.01)	—	0.01	(0.01)
Diluted earnings per share	(0.01)	—	0.01	(0.01)

        In the fourth quarter of 2003, the Company reduced its valuation allowance related to its deferred tax asset. The result was $3,483,616 of tax benefit.

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003		Fourth Quarter 2003
	Restated— See Note 14	Restated— See Note 14	Restated— See Note 14		Restated— See Note 14
Fiscal 2003 Quarters
Revenues	$3,594,386	$3,412,417	$3,439,572		$3,681,521
Gross profit	1,145,391	1,027,171	1,297,565		1,484,369
Net income	354,303	37,393	229,689		3,772,422
Basic earnings per share(ac)	0.04	—	0.02	(b)	0.39
Diluted earnings per share	0.02	—	0.01		0.22

(a)
For the first quarter of 2003, basic earnings per share increased by $0.02 as a result of the restatement of Preferred Stock Dividends.

(b)
The basic earnings per share for the third quarter of 2003 has been restated from its previously reported earnings per share of $0.01 to reflect the conversion of Preferred Stock on April 6, 2003. See Note 10 for discussion of the Preferred Stock conversion.

Schedule II

3CI COMPLETE COMPLIANCE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts	Balance at end of period
For the year ended September 30, 2004:
Allowance for doubtful accounts	$409,159	$232,798	$(311,215)	$330,742

	$409,159	$232,798	$(311,215)	$330,742

For the year ended September 30, 2003:
Allowance for doubtful accounts	$622,668	$120,000	$(333,509)	$409,159

	$622,668	$120,000	$(333,509)	$409,159

For the year ended September 30, 2002:
Allowance for doubtful accounts	$346,231	$396,634	$(120,197)	$622,668

	$346,231	$396,634	$(120,197)	$622,668

Classification	Balance at beginning of period	Additions	Reductions Charged	Balance at end of period
For the year ended September 30, 2004:
Income tax valuation allowance	$921,649	$9		$921,658

	$921,649	$9		$921,658

For the year ended September 30, 2003:
Income tax valuation allowance	$7,050,381	$—	$(6,128,732)	$921,649

	$7,050,381	$—	$(6,128,732)	$921,649

For the year ended September 30, 2002:
Income tax valuation allowance	$9,237,692	$—	$(2,187,311)	$7,050,381

	$9,237,692	$—	$(2,187,311)	$7,050,381

QuickLinks

3CI COMPLETE COMPLIANCE CORPORATION TABLE OF CONTENTS* ANNUAL REPORT ON FORM 10-K
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Qualitative Disclosures about Market Risks.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG 3CI COMPLETE COMPLIANCE CORPORATION, THE S & P 500 INDEX AND A PEER GROUP
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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