Form 10-Q
period 2004-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2005-02-14
CIK 883787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-11097

3CI COMPLETE COMPLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0351992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 W. North Carrier Parkway #104, Grand Prairie, Texas 75050
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

The number of shares of Common Stock outstanding as of the close of business on February 7, 2005, was 9,739,611.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY’S BUSINESS AND OPERATIONS.  ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.  THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE BIO-MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY’S FILINGS WITH THE SEC.  THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN THE COMPANY’S EXPECTATIONS.

3CI COMPLETE COMPLIANCE CORPORATION

I N D E X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$592,740	$710,353
Accounts receivable, net allowances of $182,859 and $218,819 at December 31, 2004 and September 30, 2004, respectively	2,689,419	2,765,159
Inventory	97,096	69,916
Prepaid expenses	461,671	480,837
Deferred income taxes	114,501	127,955
Other current assets	49,305	70,800
Total current assets	4,004,732	4,225,020

Property, plant and equipment, at cost	6,551,971	6,787,197
Accumulated depreciation	(4,562,362)	(4,820,503)
Net property, plant and equipment	1,989,609	1,966,694

Goodwill, net of accumulated depreciation of $547,748	262,243	262,243
Intangibles, net of accumulated amortization of $300,953 and $291,884 at December 31, 2004 and September 30, 2004, respectively	273,746	282,816
Deferred income taxes	3,220,489	3,220,484
Other assets	78,923	78,923

Total assets	$9,829,742	$10,036,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$181,009	$242,729
Accounts payable	496,517	489,157
Accounts payable, affiliated companies	617,762	693,502
Accrued liabilities	762,949	820,359
Deferred Revenue	930	329
Note payable majority shareholder, current portion	249,183	246,400
Total current liabilities	2,308,350	2,492,476

Note payable majority shareholder, net of current portion	993,368	1,056,717
Note payable other	32,526	—

Total liabilities	3,334,244	3,549,193
Shareholder’s Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued and outstanding 9,774,111 shares	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional Paid-in capital – common stock	20,519,861	20,519,861
Accumulated deficit	(21,820,510)	(21,829,021)
Total Shareholders’ equity	6,495,498	6,486,987
Total liabilities and shareholders’ equity	$9,829,742	$10,036,180

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended December 31,
	2004	2003

Revenues	$3,157,373	$3,359,642
Expenses:
Cost of services	1,869,561	2,124,220
Depreciation and amortization	107,290	126,074
Selling, general and administrative	1,068,280	1,208,904
Interest expense	15,600	22,386
Other expense, net	74,691	69,000

Income (loss) before income taxes	21,951	(190,942)

Income tax (expense) benefit	(13,440)	73,837

Net (loss) income	$8,511	$(117,105)

Basic earnings per share:
Basic net (loss) income per share	$0.00	$(0.01)

Diluted earnings per share:
Diluted net (loss) income per share	$0.00	$(0.01)

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,511	$(117,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Loss (Gain) on disposal of equipment	2,750	(6,024)
Depreciation and amortization	107,290	126,074
Deferred income tax	13,440	(73,837)
Decrease (increase) in accounts receivable, net	75,740	208,765
Decrease (increase) in inventory	(27,180)	6,454
Decrease in prepaid expenses	19,166	44,625
Decrease in other assets and other current assets	21,495	10,809
Increase in accounts payable	7,360	312,270
Decrease in accounts payable, affiliated companies	(75,740)	(202,971)
Increase in accrued liabilities and deferred revenue	(56,809)	123,278
Total adjustments to net income (loss)	87,512	549,443
Net cash provided by operating activities	96,023	432,338

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	15,200	20,701
Purchase of property, plant and equipment	(139,076)	(107,886)
Net cash used in investing activities:	(123,876)	(87,185)

Cash flows from financing activities:
Proceeds from issuance of notes payable	221,046	—
Principal reduction of notes payable	(250,240)	(22,821)
Reduction of note payable to majority shareholders	(60,566)	(276,691)
Net cash used in financing activities	(89,760)	(299,512)

Net increase (decrease) in cash and cash equivalents	(117,613)	45,641

Cash and cash equivalents, beginning of period	710,353	1,057,055

Cash and cash equivalents, end of period	$592,740	$1,102,696

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE 1—DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

3CI Complete Compliance Corporation (the “Company” or “3CI”), a Delaware corporation, is engaged in the collection, transportation and disposal of biomedical waste in the southern United States.

Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation (“Stericycle”), acquired 100% of the common stock of Waste Systems, Inc. (“WSI”) for $10 million. As a result of the transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.5% or 6,578,504 shares of the Company’s outstanding common stock (“Common Stock”) and 100% of the shares of Common Stock to be issued by the Company as a result of the conversion of the Company’s preferred stock (“Preferred Stock”). See Note 5 for details on the conversion of the Preferred Stock to Common Stock.

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

NOTE 2—NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended December 31, 2004	Three months ended December 31, 2003
Numerator:
Net income (loss)	$8,511	$(117,105)
Denominator for basic earnings per share—weighted average shares	17,489,611	17,489,611
Effect of dilutive shares:
Preferred Shares	—	—
Options	33,713	—
Denominator for diluted earnings per share	17,523,324	17,489,611

Basic net income (loss) per share	$0.00	$(0.01)
Diluted net income (loss) per common share	$0.00	$(0.01)

The effect of the preferred shares on the above basic and diluted net loss per share calculation is based upon (i) the Company’s interpretation that the appropriate conversion rate of the Preferred Stock is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that all issued and outstanding shares of Preferred Stock were converted on April 6, 2003. (See Note 5)

Stock options were not included in the December 31, 2003 computations as they were antidilutive since the Company had a loss in that period.

NOTE 3—PROMISSORY NOTE

The Company has outstanding an amended and restated revolving promissory note payable to WSI (the “Note”), with an outstanding principal balance of $1,242,551 as of December 31, 2004.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  The interest rate on the Note is the prime lending rate (5.25% as of December 31, 2004), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

The Note is subordinated to all security interests under a certain Settlement Agreement effective January 10, 1996, by and among the Company, James H. Shepherd, James Michael Shepherd, Richard T. McElhannon (collectively, the “Shepherd Parties”), WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), which was assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.  The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit (as hereinafter defined), for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of December 31, 2004, the Company was in compliance with the required level of EBITDA under the Note.

Total interest expense for all debt was $15,600 and $22,386 for the quarters ended December 31, 2004 and 2003, respectively.

NOTE 4—INCOME TAXES

As of September 30, 2004, the Company had eligible net operating loss carry forwards for federal income tax purposes of approximately $9,237,692, which began expiring in 2004.  The Company also had state net operating losses at September 30, 2004.  Based on Section 382 of the Internal Revenue Code relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

During the fourth quarter of 2003, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of 2003. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near-term operating income.

NOTE 5—PREFERRED STOCK

Preferred Stock Conversion

Pursuant to the certificates of designation governing the Preferred Stock, all 7,750,000 shares of Preferred Stock automatically converted on April 6, 2003. The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock related to the conversion of the Preferred Stock.

Prior to April 6, 2003, WSI and Stericycle asserted that the conversion rate of the Preferred Stock is such that each share of Preferred Stock is convertible into that number of shares of Common Stock determined by dividing $7,000,000 (with respect to the Series B Preferred Stock) or $750,000 (with respect to the Series C Preferred Stock) by the market value of the Common Stock on the date of conversion. On April 6, 2003, the per share closing price of the Common Stock was $0.21. Accordingly, the Company would have issued 36,904,761 shares of Common Stock upon conversion of the Preferred Stock under this interpretation, which would have increased WSI’s ownership percentage to 91.2% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 93.2%.

WSI and Stericycle’s interpretation of the conversion rate is contrary to the Company’s interpretation of the conversion rate. Based on the certificates of designations governing the Preferred Stock, certain documents executed contemporaneously with the issuance of the Preferred Stock, and the intent of the parties at the time of issuance of the Preferred Stock and the execution of these documents, the Company believes the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but the conversion rate shall not be less than $1.00 per share (the “Agreed Maximum Conversion Rate”). Under this interpretation, since the per share market value of the Common Stock was less than $1.00 on April 6, 2003, the Company would have issued 7,750,000 shares of Common Stock upon conversion of the Preferred Stock, which would have increased WSI’s ownership percentage to 76.6% of the outstanding shares of Common Stock and the combined WSI and Stericycle ownership percentage to 81.9%.

On April 2, 2003, the Company, WSI and Stericycle entered into an Agreement to Defer Conversion of Preferred Stocks (the “Agreement to Defer Conversion”), pursuant to which all parties agreed the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable.

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

Preferred Stock Dividends

There are unanimous written consents of the Company’s Board of Directors declaring dividends on the Series B and Series C Preferred Stock totaling $161,158, $637,623, $907,387 and $497,550 for each of the years ended September 30, 2003, 2002, 2001 and 2000, respectively. Each of the resolutions for these dividends called for payment in cash from funds legally available for the payment of dividends, as and when the Board of Directors may direct by further resolution. However, none of these unanimous consents are executed by all of the individuals who were members of the Board of Directors at the date of such unanimous consents, and none of the dividends have been paid. There were no undeclared dividends as of September 30, 2003 and September 30, 2004.

On December 22, 2003, the independent and disinterested members of the Board of Directors, relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board, determined that (i) the previous declarations of dividends on the Series B Preferred Stock and Series C Preferred Stock in the

aggregate amount of $2,203,717 (collectively, the “Preferred Stock Dividends”) had not been effective to declare and obligate the Company to pay such dividends, and (ii) the Preferred Stock Dividends cannot now be lawfully declared and paid on the Preferred Stock. As a consequence of these determinations, the Company has reversed the Preferred Stock Dividends entries on the Company’s books and records and has restated its financial statements for the years ended September 30, 2000, 2001 and 2002. These restatements reflect as of September 30, 2000, 2001 and 2002, a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company’s balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company’s statements of shareholders’ equity and statements of cash flows.

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI, Stericycle and their affiliates’ position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI’s, Stericycle’s and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717.

NOTE 6—COMMITMENTS AND CONTINGENCIES

See Note 5 for a discussion of certain contingent liabilities of the Company related to the Preferred Stock.

The Company is a plaintiff jointly with Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, in material litigation in the First Judicial District Court in Shreveport, Louisiana, against Stericycle and the four affiliates of Stericycle who are or were directors of 3CI.  See Part II, Item 1, Legal Proceedings for a description of this litigation.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the business of medical waste management services in the southern United States.  The Company’s customers include regional medical centers, major hospitals, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators.  The following is a discussion of some events that may allow a better understanding of the progression of the Company’s financial position and operating results.

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note.  As of December 31, 2004, and December 31, 2003, the outstanding balances under the Note were in the aggregate principal amounts of approximately $1,242,551 and $2,148,954, respectively.   See Liquidity and Capital Resources herein and Note 3.

See Note 5 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records.  See Note 4 for a discussion of the change in the Company’s deferred tax assets valuation in the fourth quarter of the Company’s 2003 fiscal year.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended December 30,
	2004	2003
Revenues	$3,157	$3,360
Cost of services	1,870	2,124
Depreciation and amortization	107	126
Selling, general and administrative expenses	1,068	1,209
(Loss) income from operations	112	(99)
Interest expense	16	22
Other expense, net	75	70
Income tax (expense) benefit	(13)	74
Net Income (Loss)	9	(117)

Add back:
Depreciation	98	111
Amortization	9	15
Interest expense	16	22
Income tax expense (benefit)	13	(74)

EBITDA(1)	$145	$(43)

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

Three months ended December 31, 2004 compared to three months ended December 31, 2003:

Revenues decreased by $203,000, or 6%, to $3,157,000 from $3,360,000 during the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003. This decrease is primarily related to a reduction in the volume of waste handled.  The reduction in volume was attributable to the

Company’s focus on smaller quantity generators with higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased by $254,000, or 12%, to $1,870,000 from $2,124,000 during the three months ended December 31, 2004 compared to the three months ended December 31, 2003. This decrease was primarily attributable to decreased processing and transportation costs.  Cost of services as a percentage of revenues decreased to 59.2% compared to 63.2% during the three months ended December 31, 2004 and December 31, 2003 respectively.

Depreciation and amortization expense for the three months ended December 31, 2004 decreased $19,000 to $107,000 compared to $126,000 for the three months ended December 31, 2003. This decrease was primarily due to assets still employed in the Company’s operations being fully depreciated.

Selling, general and administrative expenses for the three months ended December 21, 2004 decreased $141,000, or 11.7%, to $1,068,000 from $1,209,000 during the three months ended December 31, 2003.  The decrease was primarily due to lower professional fees.

Interest expense for the quarter ended December 31, 2004 decreased by $6,000 or 27.3%, to $16,000 from $22,000 during the three months ended December 31, 2003.  This decrease was primarily due to the reduced principal balance of the Note.   During the 12 months ended December 31, 2004, the Company reduced the aggregate principal balance of the Note by $906,403, or 42.2%, from $2,148,954 to $1,242,551.

Earnings before interest taxes depreciation and amortization (“EBITDA”) totaled $145,000 or 4.6% of revenue for the quarter ended December 31, 2004, compared to $(43,000) for the quarter ended December 31, 2003.  The improvement was the result of increased income from operations and decreases in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note.

The Note had an outstanding principal balance of $1,242,551 as of December 31, 2004.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  The interest rate on the Note is the prime lending rate (5.25% as of December 31, 2004), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit, for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of December 31, 2004, the Company was in compliance with the required level of EBITDA under the Note.

In addition to the term note facility described above, the Note includes a revolving credit agreement under which the Company can borrow up to $100,000; the Company has no borrowings outstanding under the revolving credit agreement.  Borrowings under the Note may be prepaid at any time without penalty.  The Note is subordinated to all security interests under the Shepherd Settlement Agreement, which were assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.

The Company has not attempted to arrange credit from any source other than WSI and does not know whether it could or could not obtain a credit facility with an independent third-party lender.  In addition, no assurance can be given that if such a credit facility was arranged, it would be on terms or conditions as favorable as those of the Note.

During 2003 and 2004, the Company incurred material legal expenses substantially related to its disputes with Stericycle and WSI regarding the correct conversion rate of the Preferred Stock and an investigation by the Special Committee into allegations made by certain minority stockholders of the Company in the Louisiana Suit. During the 2004 fiscal year, these legal expenses were in excess of $1 million. In December 2004, at the direction of the Special Committee, the Company joined with the minority stockholders of the Company as a plaintiff in the Louisiana Suit, which is scheduled for trial in the Fall of 2005. Although the Company cannot predict what its financial investment will be related to the Louisiana Suit, the Company believes that prosecution of the Louisiana Suit will continue to require a commitment of its financial resources and that the amount of this commitment may be material. See Part II, Item 1, Legal Proceedings.

During 2004, the Company’s transportation fuel costs increased significantly. Although the Company is considering various ways to mitigate the effect of this elevated fuel cost on its operations, the expense of high fuel cost in the 2005 fiscal year could have an adverse impact on the Company’s financial performance.

As of September 30, 2004, the Company had eligible net operating loss carry forwards for federal income tax purposes of approximately $9,237,692 which began expiring in 2004.  The Company also had state net operating losses at September 30, 2004. Based on Section 382 of the Internal Revenue Code relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

During the fourth quarter of 2003, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years.  As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of 2003. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near-term operating income.

The Company had net working capital, exclusive of the Note, on December 31, 2004 of $1,945,565, compared to $1,978,944 on September 30, 2004, which was a decrease of approximately 2%, or $33,379.

Net cash provided by operating activities was $96,023 during the three-month period ended December 31, 2004, compared to $432,338 for the three-month period ended December 31, 2003.  The decrease was due to the decrease in accrued liabilities and increase in deferred tax assets and accounts receivable.  The Company is continuing its efforts to collect on delinquent receivables.

Net cash used in investing activities for the three months ended December 31, 2004, was $123,876 compared to $87,185 for the same period in 2003.  The $36,691 increase reflected increased investment in equipment.

Net cash used in financing activities was $89,760 for the three-month period ended December 31, 2004, compared to $299,512 during the three-month period ended December 31, 2003.  The $209,752 decrease was primarily due to smaller principal payments by the Company on the Note.

Item 3.   Qualitative Disclosure about Market Risk

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the Note, thereby increasing its debt service obligation, which could adversely affect the Company’s cash flows.  The interest rate on the Note is variable and tied to the prime rate not to exceed 13%.  An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $19,590 over 12 months. The

Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Louisiana Minority Stockholder Litigation

On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company (collectively, the “Louisiana Plaintiffs”), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. (the “Louisiana Suit”), in the First Judicial District Court, Caddo Parish, Louisiana (the “Court”). In the Louisiana Suit, the Louisiana Plaintiffs originally asserted numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against WSI, Stericycle, the four affiliates of Stericycle who are or were directors of 3CI (the “Stericycle Affiliates”) and Otley L. Smith III, the Company’s President and Chief Executive Officer.

As of January 8, 2004, the Board expanded the authority of the Special Committee to grant the Special Committee the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, or any actions or proceedings related to such suit; (ii) make or approve all decisions of the Company related to the Louisiana Suit, including the Company’s filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suit; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee is composed of Stephen B. Koenigsberg and Kevin J. McManus, who are the independent directors on the Board not affiliated with Stericycle or WSI. Robert M. Waller, previously a member of the Special Committee, for personal reasons, resigned from the Board on March 11, 2004. The Special Committee appointed legal counsel to assist it in its investigation of the Louisiana Plaintiffs’ allegations and to gather all information related to the Louisiana Suit.

After conducting an investigation into the facts, arguments and other matters that in its view are related to the issues raised in the Louisiana Suit, the Special Committee has determined that the claims against Stericycle, WSI and the Stericycle Affiliates (the “Louisiana Defendants”) in the Louisiana Suit have merit and warrant prosecution by the Company.

On December 10, 2004, the Company, at the direction of the Special Committee, and the Louisiana Plaintiffs filed a motion with the Court seeking leave to file a joint petition (the “Joint Petition”), which was granted on December 14, 2004. The Joint Petition amends and supersedes the Plaintiffs’ First Amended Petition filed with the Court on October 27, 2003. Pursuant to the Joint Petition (i) the Company has realigned itself as a plaintiff in the Louisiana Suit and joins on its own behalf in the prosecution of the claims asserted by the Louisiana Plaintiffs in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates, and (ii) Otley L. Smith III, the Company’s President and Chief Executive Officer, previously named as a defendant in the Louisiana Suit, has been non-suited.

The Louisiana Plaintiffs and the Company allege in the Joint Petition that the Louisiana Defendants wrongfully (i) diverted the Company’s cash and assets, (ii) manipulated and increased the Company’s debt to WSI, (iii) directly and indirectly increased Stericycle’s and WSI’s percentage ownership of the Company, (iv) forced the Company to declare significant cash dividends on its Preferred Stock payable to WSI, (v) usurped the Company’s corporate opportunities, (vi) misappropriated the Company’s customers, (vii) unfairly competed with the Company, and (viii) operated the Company with the goal of maximizing Stericycle’s profitability and furthering Stericycle’s integration plan.

In the Joint Petition, the Louisiana Plaintiffs and the Company jointly pray for a judgment against the Louisiana Defendants for actual damages and punitive damages; for forfeiture of all fees, payments, warrants, Common Stock and all other forms of value which Stericycle and WSI have received from the Company and its minority stockholders; unwinding Stericycle’s acquisition of the Shepherd Parties’ 3CI-related interests and disgorging all benefits realized by Stericycle from that transaction; returning to the Company all shares of Common Stock acquired by WSI pursuant to warrants; declaring the Preferred Stock Dividends null and void; requiring a buyout of the Company’s minority stockholders; establishing a constructive trust on all profits or benefits realized by the Louisiana Defendants as the result of the disputed transactions; disqualification of any Stericycle director, officer or other representative from serving on the Board; attorney’s and expert witness fees; and pre- and post-judgment interest. The Louisiana Plaintiffs and the Company also request injunctive relief in order to remove the current Stericycle representatives from the Board, prohibit Stericycle thereafter from electing any of its representatives to the Board and require Stericycle and WSI to vote their Common Stock for nominees to the Board who are nominated by the independent directors on the Board. The Court has set a trial date of September 12, 2005 if the suit is tried before a jury, and a trial date of October 4, 2005, if the suit is tried to the judge. The Company intends to vigorously prosecute the claims set forth in the Joint Petition.

The Special Committee has been informed that the Stericycle Affiliates strongly disagree with the claims stated in the Joint Petition and that they believe such claims are without factual or legal basis. Further, the Stericycle Affiliates have informed the Special Committee that they believe they have fulfilled all of their duties as directors and will vigorously defend the claims against them.

In order to avoid any potential for confusion and conflict that may arise if the Company and the Louisiana Plaintiffs separately prosecuted such claims against Stericycle, WSI and the Stericycle Affiliates, the Company, at the direction of the Special Committee, has entered into an Agreement for Joint Prosecution by and among the Company, the Louisiana Plaintiffs and The Wynne Law Firm, legal counsel to the Louisiana Plaintiffs in the Louisiana Suit (the “Joint Prosecution Agreement”).

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

The Joint Prosecution Agreement will become effective on the date that all of the following have occurred: (i) the Court certifies the Louisiana Plaintiffs’ claims as a class action; (ii) the Court approves the Joint Prosecution Agreement; and (iii) the Court approves The Wynne Law Firm as counsel to the Louisiana Plaintiffs.  A two-day hearing on these matters was held on February 9 and 10, 2005.  At the conclusion of that hearing, the Court (i) granted class certification; (ii) approved The Wynne Law Firm as class counsel and (iii) preliminarily approved the Joint Prosecution Agreement, subject only to the right of any class member to object, following notice.  The Court also ordered that the Louisiana Plaintiffs’ class representative cause written notice to be given to the members of the class to inform them of their membership in the class, their rights to exclude themselves from such membership, their rights to object to the Joint Prosecution Agreement and their other rights as members of the class.

The Company or the Louisiana Plaintiffs may terminate the Joint Prosecution Agreement at any time if a material disagreement arises between the Company and the Louisiana Plaintiffs with respect to the claims asserted in the Louisiana Suit, or if either party in good faith believes that its or their best interests would conflict if the parties continued to jointly prosecute all or any of the claims. Notwithstanding the termination of the Joint Prosecution Agreement, the Company’s and the Louisiana Plaintiffs’ obligation pursuant to the Joint Prosecution Agreement to share in any monetary recoveries received shall continue in full force and effect.

On January 24, 2005, the Stericycle Affiliates filed Defendants’ Amended and Restated Answer, Affirmative Defenses, Third-Party Petition, and Counterclaims (the “Counterclaim”) against the Company and Third-Party Defendants Otley L. Smith III; John R. Weaver, a former Chief Financial Officer of the Company;  Robert M. Waller, a former director of the Company; Curtis W. Crane, a former Chief Financial Officer of the Company; Charles D. Crochet, a former director and Chief Executive Officer of the Company; David J. Schoonmaker, a former director of the Company; Stephen B. Koenigsberg; and Kevin J. McManus.  In the Counterclaim, the Stericycle Affiliates assert that the Company and the Third-Party Defendants, based on their alleged relationships with one another and/or participation in the transactions at issue in the Joint Petition, are liable to the Stericycle Affiliates in contribution for some or all of the claims and damages asserted in the Joint Petition.  In addition, the Stericycle Affiliates allege that the members of the Special Committee, individually, breached their fiduciary duties to the Company by, among other things, failing to conduct a thorough investigation and analysis of the Louisiana Plaintiffs’ claims prior to entering into the Joint Prosecution Agreement.  Finally, the Stericycle Affiliates allege that the members of the Special Committee facilitated or caused insider trading of the Company’s Common Stock by failing to investigate, or causing an increase in, the share price and trading volume of the Common Stock during the Fall of 2004.

The Company and the Special Committee categorically deny the claims asserted by the Stericycle Affiliates, and intend to vigorously defend those claims while continuing to pursue the claims stated in the Joint Petition. The Company and the Third-Party Defendants have not yet filed their answers or responses to the Counterclaim.

Item 2.   Changes in Securities

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

3CI COMPLETE COMPLIANCE
CORPORATION
(Registrant)

Dated: February 14, 2005	By:	/s/ Matthew D. Peiffer
Matthew D. Peiffer
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)