Form 10-Q
period 2005-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2005-05-13
CIK 883787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

YES☒  NO☐

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

The number of shares of Common Stock outstanding as of the close of business on May 10, 2005, was 9,739,611.

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

3CI COMPLETE COMPLIANCE CORPORATION

I N D E X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(unaudited)	(Audited)
ASSETS

Current Assets:

Cash and cash equivalents	$563,346	$710,353
Accounts receivable, net allowances of $87,476 and $218,819 at March 31, 2005 and September 30, 2004, respectively	2,435,765	2,765,159
Inventory	121,677	69,916
Prepaid expenses	774,766	480,837
Deferred income taxes	111,706	127,955
Other current assets	4,575	70,800
Total current assets	4,011,835	4,225,020

Property, plant and equipment, at cost	6,080,067	6,787,197
Accumulated depreciation	(4,160,041)	(4,820,503)
Net property, plant and equipment	1,920,026	1,966,694

Excess of cost over net assets acquired, net of accumulated amortization of $547,748 at March 31, 2005 and September 30, 2004	262,243	262,243

Intangibles, net of accumulated amortization of $314,024 and $291,884 at March 31, 2005 and September 31, 2004	260,676	282,816

Deferred income taxes	3,219,027	3,220,484

Other assets	78,922	78,923
Total assets	$9,752,729	$10,036,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$678,710	$242,729
Accounts payable	264,935	489,157
Accounts payable, affiliated companies	295,432	693,502
Accrued liabilities	812,804	820,359
Deferred Revenue	4,393	329
Note payable majority shareholder, current portion	238,092	246,400
Total current liabilities	2,294,366	2,492,476

Note payable majority shareholder, net of current portion	946,567	1,056,717
Note payable other, net of current portion	28,102	—

Total liabilities	3,269,035	3,549,193

Shareholders’ Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued 9,774,611	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital - common stock	20,519,861	20,519,861
Accumulated deficit	(21,832,314)	(21,829,021)
Total shareholders’ equity	6,483,694	6,486,987
Total liabilities and shareholders’ equity	$9,752,729	$10,036,180

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,	For the six months ended March 31,	For the six months ended March 31,
	2005	2004	2005	2004

Revenues	$3,070,762	$3,276,258	$6,228,134	$6,635,900
Expenses:
Cost of services	1,869,633	2,011,040	3,739,187	4,135,260
Depreciation and amortization	110,080	119,022	217,373	245,097
Selling, general and administrative expenses	1,057,810	1,115,452	2,126,098	2,331,459
Interest expense	22,157	140,153	37,759	162,539
Other expense-net	18,612	80,474	93,303	142,370
Income (loss) before income taxes	(7,530)	(189,883)	14,414	(380,825)

Income tax (expense) benefit	(4,267)	73,105	(17,707)	146,942

Net income (loss)	$(11,797)	$(116,778)	$(3,293)	$(233,883)

Basic earnings per share:
Basic net income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Diluted earnings per share:
Diluted net income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended March 31,	For the six months ended March 31,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$(3,293)	$(233,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

(Gain)Loss on disposal of fixed assets	(10,944)	4,921
Depreciation and amortization	217,373	245,097
Deferred taxes	17,707	(146,942)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	324,814	424,051
(Decrease)Increase in inventory	(51,761)	12,240
Increase in prepaid expenses	(293,929)	(514,400)
Decrease in other current assets and other assets	70,800	10,688
(Decrease)Increase in accounts payable	(224,221)	42,764
Decrease in accounts payable, affiliated companies	(398,070)	(208,746)
(Decrease)Increase in accrued liabilities	(7,552)	274,799
Increase in deferred revenue	4,064	—

Total adjustments to net income	(355,986)	144,472
Net cash used by operating activities	(355,012)	(89,411)

Cash flow from investing activities:
Proceeds from sale of property, plant and equipment	39,200	48,201
Purchase of property, plant and equipment	(176,820)	(134,183)
Net cash used in investing activities	(137,620)	(85,982)

Cash flow from financing activities:
Increase(Decrease) of notes payable, other	464,084	595,315
Reduction of note payable to majority shareholders	(118,459)	(556,160)
Net cash provided in financing activities	345,625	39,155

Net (decrease)increase in cash and cash equivalents	(147,007)	(136,238)

Cash and cash equivalents, beginning of period	710,353	1,057,054

Cash and cash equivalents, end of period	$563,346	$920,816

The accompanying notes are an integral part of these financial statements.

NOTE 1—DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

3CI Complete Compliance Corporation (the “Company” or “3CI”), a Delaware corporation, is engaged in the collection and transportation of biomedical waste in the southern United States.

Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors (the “Board”), Stericycle Inc., a Delaware corporation (“Stericycle”), acquired 100% of the common stock of Waste Systems, Inc. (“WSI”) for $10 million. As a result of the transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.5% or 6,578,504 shares of the Company’s outstanding common stock, par value $0.01 per share (“Common Stock”), and 100% of the shares of Common Stock to be issued by the Company as a result of the conversion of the Company’s preferred stock (the “Preferred Stock”).  See Note 5 for details on the conversion of the Preferred Stock to Common Stock.

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Six months ended March 31, 2005	Six months ended March 31, 2004

Numerator:

Net income (loss)	$(11,797)	$(116,778)	$(3,293)	$(233,883)
Denominator for basic earnings per share-weighted average shares	17,489,611	17,489,611	17,489,611	17,489,611
Effect of dilutive shares:

Options	—	—	—	—
Warrants	—	—	—	—
Denominator for diluted earnings per share	17,489,611	17,489,611	17,489,611	17,489,611

Basic net income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted net income (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The effect of the conversion of the preferred shares on the above basic and diluted net income per share calculations is based upon (i) the Company’s interpretation that the appropriate conversion rate of the Preferred Stock is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that all issued and outstanding shares of the Preferred Stock were converted on April 6, 2003 (See Note 5).

Stock options were not included in the March 31, 2005 computations as they were antidilutive.

NOTE 3—PROMISSORY NOTE

The Company has outstanding an amended and restated revolving promissory note payable to WSI (the “Note”), with an outstanding principal balance of $1,184,659 as of March 31, 2005.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  The interest rate on the Note is the prime lending rate (5.75% as of March 31, 2005), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

The Note is subordinated to all security interests under a certain Settlement Agreement effective January 10, 1996, by and among the Company, James H. Shepherd, James Michael Shepherd, Richard T. McElhannon (collectively, the “Shepherd Parties”), WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), which was assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.  The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit (as hereinafter defined), for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of March 31, 2005, the Company was in compliance with the required level of EBITDA under the Note.

Total interest expense for all debt was $22,157 and $140,153 for the six months ended March 31, 2005 and March 31, 2004, respectively.

NOTE 4—INCOME TAXES

As of September 30, 2004 the Company had eligible net operating loss carry forwards for federal income tax purposes of approximately $9,237,692 which will begin expiring in 2010. The Company also had state net operating losses at September 30, 2004. Based on Section 382 of the Internal Revenue Code relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

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

Preferred Stock Dividends

There are unanimous written consents of the Board declaring dividends on the Series B Preferred Stock and Series C Preferred Stock totaling $161,158, $637,623, $907,387 and $497,550 for each of the years 2003, 2002, 2001 and 2000, respectively.  Each of the resolutions for these dividends called for payment in cash from funds legally available for the payment of dividends, as and when the Board may direct by further resolution. However, none of these unanimous consents are executed by all of the individuals who were members of the Board at the date of such unanimous consents, and none of the dividends have been paid.  There were no undeclared dividends as of March 31, 2005 and March 31, 2004.

On December 22, 2003, the independent and disinterested members of the Board, relying on an opinion of counsel expert in Delaware corporate law and acting on behalf of the Board, determined that (i) the previous declarations of dividends on the Preferred Stock in the aggregate amount of $2,203,717 (collectively, the “Preferred Stock Dividends”) had not been effective to declare and obligate the Company to pay such dividends, and (ii) the Preferred Stock Dividends cannot now be lawfully declared and paid on the Preferred Stock. As a consequence of these determinations, the Company reversed the Preferred Stock Dividend entries on the Company’s books and records and restated its financial statements for the years ended September 30, 2000, 2001 and 2002.  These restatements reflect a removal of (a) dividends payable on the Preferred Stock as a current liability on the Company’s balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company’s statements of shareholders’ equity and statements of cash flows.

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

NOTE 6—NOTE PAYABLE

During the quarter ended March 31, 2005 the Company financed its annual insurance premium over a 12-month period at a 5.0% per annum interest rate.

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

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note and annual insurance premium financing.  As of March 31, 2005, September 30, 2004, and March 31, 2004, the outstanding balances under the WSI Note were in the aggregate principal amounts of approximately $1,184,659, $1,303,117 and $1,869,485, respectively.   See Liquidity and Capital Resources herein and Note 3.

See Note 5 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records.  See Note 4 for a discussion of the change in the Company’s deferred tax assets valuation in the fourth quarter of the Company’s 2003 fiscal year.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Revenues	$3,071	$3,276	$6,228	$6,636
Cost of services	1,870	2,011	3,739	4,135
Depreciation and amortization	110	119	217	245
Selling, general and administrative expenses	1,058	1,115	2,126	2,332
(Loss) income from operations	33	31	146	(76)
Interest expense	22	140	38	163
Other expense, net	19	81	93	142
Income tax expense (benefit)	4	(73)	18	(147)
Net (Loss) Income	$(12)	$(117)	$(3)	$(234)
Depreciation and amortization	110	140	217	245
Interest expense, net	22	119	38	163
Income tax expense (benefit)	4	(73)	18	(147)
EBITDA (1)	124	69	270	27

(1)  EBITDA is calculated as the sum of net income, plus interest expense, income tax expense, depreciation expense and amortization expense, to the extent deducted in calculating net income.  The Company considers EBITDA to be a widely accepted financial indicator of a company’s operating performance and ability to service debt, fund capital expenditures and expand its business.  EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies.  EBITDA is not a measure on accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.  The funds depicted by the measure may not be available for management’s discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Three months ended March 31, 2005 compared to three months ended March 31, 2004:

Revenues decreased by $205,496, or 6.3%, to $3,070,762 during the three-month period ended March 31, 2005, from $3,276,258 for the three month period ended March 31, 2004. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased by $141,407, or 7.0%, to $1,869,633 during the three months ended March 31, 2005, compared to $2,011,040 for the three-month period ended March 31, 2004.  This decrease was primarily attributable to a decrease in processing costs.  Cost of services as a percentage of revenues decreased to 60.9% compared to 61.4% during the three months ended March 31, 2005 and March 31, 2004 respectively.  This percentage decrease was primarily attributable to a decrease in processing costs.

Depreciation and amortization expense for the three months ended March 31, 2005 decreased $8,942 or 7.5% to $110,080 compared to $119,022 for the three months ended March 31, 2004. This decrease was primarily due to assets still employed in the Company’s operations being fully depreciated.

Selling, general and administrative expenses for the three months ended March 31, 2005 decreased 5.2% or $57,642 to $1,057,810 from $1,115,452 during the three months ended March 31, 2004.  Sales, general and administrative expenses increased as a percentage of revenue to 34.4% for the three months ended March 31, 2005, as compared to 34.0% for the three months ended March 31, 2004.

Interest expense for the three months ended March 31, 2005 decreased by $117,996 or 84.2%, to $22,157 from $140,153 during the three months ended March 31, 2004.  This decrease was primarily due to penalties paid and accrued due to the Company’s failure to meet the EBITDA covenant under the Note at December 31, 2003 and March 31, 2004, which was 3% of the outstanding principal balance of the Note.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarter ended March 31, 2005, totaled $124,707 or 4.1% of revenue compared to $69,292 or 2.1% of revenue for the quarter ended March 31, 2004.  The difference was primarily reflective of better gross margins, lower sales, general and administrative expense, and lower other expenses.

Six months ended March 31, 2005 compared to six months ended March 31, 2004:

Revenues decreased by $407,766 or 6.1%, to $6,228,134 during the six months ended March 31, 2005, from $6,635,900 for the six month period ended March 31, 2004. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased $396,073, or 9.6%, to $3,739,187, during the six months ended March 31, 2005, compared to $4,135,260 for the six month period ended March 31, 2004.  This decrease was primarily attributable to a decrease in processing costs and a decrease in transportation costs due to increased route efficiency.  Cost of revenues as a percentage of revenues decreased to 60.0% during the six months ended March 31, 2005, as compared to 62.3% during the six months ended March 31, 2004.

Depreciation and amortization expense for the six months ended March 31, 2005 decreased $27,724 or 11.3% to $217,373 compared to $245,097 for the six months ended March 31, 2004. This decrease was primarily due to assets still employed in the Company’s operations being fully depreciated.

Selling, general and administrative expenses for the six months ended March 31, 2005 decreased 8.8% or $205,361 to $2,126,098 from $2,331,459 during the six months ended March 31, 2005.  Sales, general and administrative expenses decreased as a percentage of revenue to 34.1% for the six months ended March 31, 2005 as compared to 35.1% for the six months ended March 31, 2004.

Interest expense decreased by $124,780 or 76.8% to $37,759 during the six months ended March 31, 2005 as compared to $162,539 during the six months ended March 31, 2004.  This decrease was due to the penalties paid and accrued due to the Company’s failure to meet the EBITDA covenant under the Note at December 31, 2003 and March 31, 2004, which was 3% of the outstanding principal balance of the Note.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) totaled $269,546 or 4.3% of revenue for the six months ended March 31, 2005 compared to $26,811 or 0.4% of revenue for the six months ended March 31, 2004.  The difference of $242,735 was primarily reflective of better gross margins and lower expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note and annual insurance premium financing.

The Note had an outstanding principal balance of $1,184,659 as of March 31, 2005.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  The interest rate on the Note is the prime lending rate (5.75% as of March 31, 2005), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit, for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of March 31, 2005, the Company was in compliance with the required level of EBITDA under the Note.

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

The Company has not attempted to obtain a credit facility from any source other than its existing facility with WSI, and does not know whether it could or could not obtain a credit facility with an independent third-party lender, but believes that if such a facility was available, it could be at higher interest rates and could require additional operating and financing restrictions than those under the Note.

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

During 2004 and 2005, the Company’s transportation fuel costs have increased significantly. Although the Company is considering various ways to mitigate the effect of this elevated fuel cost on its operations, the expense of high fuel cost in the 2005 fiscal year could have an adverse impact on the Company’s financial performance.

As of September 30, 2004, the Company had eligible net operating loss carry forwards for federal income tax purposes of approximately $9,237,692 which begin expiring in 2010.  The Company also had state net operating losses at September 30, 2004. Based on Section 382 of the Internal Revenue Code relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

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

The Company had net working capital, exclusive of the Note, on March 31, 2005 of $1,958,376, compared to $1,978,944 on September 30, 2004, which was a decrease of approximately 1%, or $20,568.

Net cash used by operating activities was $355,012 during the six-month period ended March 31, 2005, compared to $89,411 in cash used by operating activities during the six-month period ended March 31, 2004.  The increase was due primarily to a decrease in accounts payable.

Net cash used in investing activities for the six months ended March 31, 2005, was $137,620 compared to $85,982 for the same period in 2004.  The $51,638 increase reflected increased investment in equipment.

Net cash provided from financing activities was $345,625 for the six-month period ended March 31, 2005, compared to $39,155 during the six-month period ended March 31, 2004.  The $306,470 increase was primarily due to smaller principal payments by the Company on the Note.

Item 3.   Qualitative Disclosure about Market Risk

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the Note, thereby increasing its debt service obligation, which could adversely affect the Company’s cash flows.  The interest rate on the Note is variable and tied to the prime rate not to exceed 13%.  An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $11,846 over 12 months.  The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Louisiana Minority Stockholder Litigation

On June 20, 2002, Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company (collectively, the “Louisiana Plaintiffs”), filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. (the “Louisiana Suit”), in the First Judicial District Court, Caddo Parish, Louisiana (the “Court”). In the Louisiana Suit, the Louisiana Plaintiffs originally asserted numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against WSI, Stericycle, the four affiliates of Stericycle who are or were directors of 3CI (the “Stericycle Affiliates”) and the Company’s President and Chief Executive Officer.

After conducting an investigation into the facts, arguments and other matters that in its view are related to the issues raised in the Louisiana Suit, a Special Committee of the Board, composed of the independent directors on the Board determined that the claims against Stericycle, WSI and the Stericycle Affiliates (the “Louisiana Defendants”) in the Louisiana Suit have merit and warrant prosecution by the Company.

In December 2004, the Company and the Louisiana Plaintiffs filed a joint petition (the “Joint Petition”), which amended and superseded the Plaintiffs’ First Amended Petition.  Pursuant to the Joint Petition (i) the Company has realigned itself as a plaintiff in the Louisiana Suit and joins on its own behalf in the prosecution of the claims asserted by the Louisiana Plaintiffs in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates, and (ii) the Company’s President and Chief Executive Officer was non-suited.

In connection with the Louisiana Suit, the Company entered into an Agreement for Joint Prosecution (the “Joint Prosecution Agreement”) with the Louisiana Plaintiffs and The Wynne Law Firm, legal counsel to the Louisiana Plaintiffs in the Louisiana Suit.  Pursuant to the Joint Prosecution Agreement, the Company and the Louisiana Plaintiffs agreed to jointly prosecute the claims asserted in the Louisiana Suit and to seek monetary damages and equitable remedies on behalf of both the Company and the Louisiana Plaintiffs.  By its terms, the Joint Prosecution Agreement was not to become effective until the date, if ever, that the Court approved all of the following: (i) certification of the Louisiana Plaintiffs’ claims as a class action; (ii) The Wynne Law Firm as class counsel to the Louisiana Plaintiffs; and (iii) the Joint Prosecution Agreement.  On February 10, 2005, the Court (i) granted class certification, and (ii) approved The Wynne Law Firm as class counsel, and on April 21, 2005, the Court formally approved the Joint Prosecution Agreement. The Joint Prosecution Agreement became effective on April 21, 2005.

On January 24, 2005, the Stericycle Affiliates filed Defendants’ Amended and Restated Answer, Affirmative Defenses, Third-Party Petition, and Counterclaims (the “Counterclaim”) against the Company and the following Third-Party Defendants:  Otley L. Smith III; John R. Weaver, a former Chief Financial Officer of the Company;  Robert M. Waller, a former director of the Company; Curtis W. Crane, a former Chief Financial Officer of the Company; Charles D. Crochet, a former director and Chief Executive Officer of the Company; David J. Schoonmaker, a former director of the Company; Stephen B. Koenigsberg; and Kevin J. McManus.  In the Counterclaim, the Stericycle Affiliates asserted contribution and indemnity claims against the Company and the Third-Party Defendants and breaches of fiduciary duties and facilitation or causation of insider trading against the members of the Special Committee, individually.

On April 6, 2005 the Stericycle Affiliates filed a motion for judgment on the pleadings, asserting that, with one exception, the claims asserted in the Joint Petition belong to the Company and that the class does not have standing to pursue those claims.  A hearing on this motion is set for May 16, 2005.

On April 21, 2005, a hearing was held on the Counterclaim.  The Court found that the Stericycle Affiliates had failed to properly state claims for contribution or indemnity against the Company or the Third-Party Defendants.  The Court granted the Stericycle Affiliates until May 6, 2005 to file an amended Counterclaim repleading their claims.  In addition, the Court stayed the claims asserted against the Special Committee members until further order of the Court terminating or modifying the stay.

On May 6, 2005, the Stericycle Affiliates filed Defendants’ Amended Third-Party Petition and Counterclaims in which the Stericycle Affiliates set forth the same contribution, indemnity and breach of fiduciary duty claims as in the Counterclaim and added a negligent misrepresentation claim against the Company and the Third-Party Defendants.  The Company intends to seek a dismissal, or alternatively a stay, of these claims.

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

3CI COMPLETE COMPLIANCE CORPORATION
(Registrant)

Dated: May 13, 2005	By:	/s/ Matthew D. Peiffer
Matthew D. Peiffer
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)