Form 10-Q
period 2005-06-30
3CI COMPLETE COMPLIANCE CORP
filed 2005-08-15
CIK 883787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock outstanding as of the close of business on August 10, 2005 was 9,739,611.

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

3CI COMPLETE COMPLIANCE CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION

BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$645,090	$710,353
Accounts receivable, net allowances of $132,791 and $218,819 at June 30, 2005 and September 30, 2004, respectively	2,458,859	2,765,159
Inventory	92,718	69,916
Prepaid expenses	599,103	480,837
Deferred income taxes	154,226	127,955
Other current assets	—	70,800
Total current assets	3,949,996	4,225,020

Property, plant and equipment, at cost	6,062,241	6,787,197
Accumulated depreciation	(4,201,045)	(4,820,503)
Net property, plant and equipment	1,861,196	1,966,694

Excess of cost over net assets acquired, net of accumulated amortization of $174,988 at June 30, 2005 and September 30, 2004	262,243	262,243

Intangibles, net of accumulated amortization of $199,833 and $173,693 at June 30, 2005 and September 30, 2004	243,321	282,816

Deferred income taxes	3,220,484	3,220,484
Other assets	78,922	78,923
Total assets	$9,616,162	$10,036,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$457,902	$242,729
Accounts payable	362,926	489,157
Accounts payable, affiliated companies	412,603	693,502
Accrued liabilities	793,270	820,359
Deferred Revenue	14,817	329
Note payable majority shareholder, current portion	1,126,930	246,400
Total current liabilities	3,168,448	2,492,476

Note payable majority shareholder, net of current portion	—	1,056,717
Note payable other, net of current portion	23,606	—
Total liabilities	3,192,054	3,549,193

Shareholders’ Equity:
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued 9,774,111	97,742	97,742
Common stock to be issued (Note 5)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital - common stock	20,519,861	20,519,861
Accumulated deficit	(21,891,900)	(21,829,021)
Total shareholders’ equity	6,424,108	6,486,987
Total liabilities and shareholders’ equity	$9,616,162	$10,036,180

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	For the three months ended June 30,	For the three months ended June 30,	For the nine months ended June 30,	For the nine months ended June 30,
	2005	2004	2005	2004

Revenues	$2,965,418	$3,217,564	$9,193,541	$9,853,464
Expenses:
Cost of services	1,677,417	1,787,659	5,416,598	$5,852,913
Depreciation and amortization	113,224	106,953	330,594	352,084
Selling, general and administrative expenses	1,193,401	831,406	3,319,492	3,163,878
Interest expense	24,950	49,286	62,709	121,411
Other expense-net	59,996	90,163	153,299	301,489
Income (loss) before income taxes	(103,570)	352,097	(89,151)	61,689

Income (tax) benefit	43,978	(135,555)	26,271	(23,750)

Net income (loss)	$(59,592)	$216,542	$(62,880)	$37,939

Basic earnings per share:
Basic net income (loss) per share	$—	$0.01	$—	$—

Diluted earnings per share:
Diluted net income (loss) per share	$—	$0.01	$—	$—

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended June 30,	For the nine months ended June 30,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$(62,880)	$37,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

(Gain)Loss on disposal of fixed assets	(17,279)	(1,225)
Depreciation and amortization	330,594	352,084
Deferred taxes	(26,271)	23,750
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	306,301	411,837
Decrease(Increase) in inventory	(22,802)	4,023
Increase in prepaid expenses	(118,266)	(423,907)
Decrease in other current assets and other assets	70,800	12,253
(Decrease)Increase in accounts payable	(126,230)	(242,358)
Decrease in accounts payable, affiliated companies	(280,899)	(327,225)
(Decrease)Increase in accrued liabilities	(27,089)	84,422
Increase (Decrease) in note payable	238,779	380,422
Increase in deferred revenue	14,488	—

Total adjustments to net income	342,126	274,076
Net cash provided (used) by operating activities	297,246	312,015

Cash flow from investing activities:
Proceeds from sale of property, plant and equipment	44,450	81,375
Purchase of property, plant and equipment	(212,772)	(212,348)
Net cash provided (used) in investing activities	(168,322)	(130,973)

Cash flow from financing activities:
Reduction of note payable to majority shareholders	(176,187)	(838,432)
Net cash provided (used) by financing activities	62,592	(838,432)

Net (decrease)increase in cash and cash equivalents	(65,263)	(657,389)

Cash and cash equivalents, beginning of period	710,353	1,057,055

Cash and cash equivalents, end of period	$645,090	$399,666

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

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Nine months ended June 30, 2005	Nine months ended June 30, 2004

Numerator:

Net income (loss)	$(59,592)	$216,542	$(62,880)	$37,939
Denominator for basic earnings per share-weighted average shares	17,489,611	17,489,611	17,489,611	17,489,611
Effect of dilutive shares:

Options and Warrants	—	—	—	—
Denominator for diluted earnings per share	17,489,611	17,489,611	17,489,611	17,489,611

Basic net income per share	$—	$0.01	$—	$—
Diluted net income per common share	$—	$0.01	$—	$—

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

Stock options and warrants were not included in the June 30, 2005 computations as they were antidilutive.

NOTE 3—PROMISSORY NOTE

The Company has outstanding an amended and restated revolving promissory note payable to WSI (the “Note”), with an outstanding principal balance of $1,126,930 as of June 30, 2005.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  The interest rate on the

Note is the prime lending rate (6.25% as of June 30, 2005), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), (the “Prime Rate”), not to exceed 13%.  Pursuant to a Note Modification Agreement, dated as of August 12, 2005, but effective as of July 1, 2005, WSI has agreed to allow the Company to defer monthly principal and interest payments each in the amount of $25,000 under the Note for a six-month period, commencing with the payment due on July 5, 2005, through and including the payment due on December 5, 2005. See Part II, Item 5, Other Information for a description of the Note Modification Agreement.

The Note is subordinated to all security interests under a certain Settlement Agreement effective January 10, 1996, by and among the Company, James H. Shepherd, James Michael Shepherd, Richard T. McElhannon (collectively, the “Shepherd Parties”), WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), which was assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.  The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit (as hereinafter defined), for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of June 30, 2005, the Company was in compliance with the required level of EBITDA under the Note.

Total interest expense for all debt was $62,709 and $121,411 for the nine months ended June 30, 2005 and June 30, 2004, respectively.

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

Preferred Stock Dividends

There are unanimous written consents of the Board of Directors of the Company (the “Board”) declaring dividends on the Series B Preferred Stock and Series C Preferred Stock totaling $161,158, $637,623, $907,387 and $497,550 for each of the fiscal years 2003, 2002, 2001 and 2000, respectively.  Each of the resolutions for these dividends called for payment in cash from funds legally available for the payment of dividends, as and when the Board may direct by further resolution. However, none of these unanimous consents are executed by all of the individuals who were members of the Board at the date of such unanimous consents, and none of the dividends have been paid.  There were no undeclared dividends as of June 30, 2005 and June 30, 2004.

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

NOTE 6—COMMITMENTS AND CONTINGENCIES

See Note 5 to the financial statements above for a discussion of certain contingent liabilities of the Company related to the Preferred Stock.

The Company is a plaintiff jointly with Larry F. Robb, individually and on behalf of a class comprised of the Company’s minority stockholders, in litigation against Stericycle and the four affiliates of Stericycle who are or were directors of 3CI.  See Part II, Item 1, Legal Proceedings for a description of this litigation.

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

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note.  In addition, the Company has obtained financing of its annual insurance premium.  As of June 30, 2005, September 30, 2004, and June 30, 2004, the outstanding balances under the Note were in the aggregate principal amounts of approximately $1,126,930, $1,303,117 and $1,587,213, respectively.  See Liquidity and Capital Resources herein and Note 3.

See Note 5 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records.  See Note 4 for a discussion of the change in the Company’s deferred tax assets valuation in the fourth quarter of the Company’s 2003 fiscal year.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Revenues	$2,965	$3,217	$9,194	$9,853
Cost of services	1,677	1,788	5,417	5,853
Depreciation and amortization	113	107	331	352
Selling, general and administrative expenses	1,194	831	3,319	3,164
(Loss) income from operations	(19)	491	127	484
Interest expense	25	49	63	121
Other expense, net	60	90	153	301
Income tax expense (benefit)	(43)	135	(26)	24
Net (Loss) Income	$61	$217	$(63)	$38
Depreciation and amortization	113	107	331	352
Interest expense, net	25	49	63	121
Income tax expense (benefit)	(43)	135	(26)	24
EBITDA (1)	34	508	304	535

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

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

Revenues decreased by $252,146, or 7.8%, to $2,965,418 during the three-month period ended June 30, 2005, from $3,217,564 for the three month period ended June 30, 2004. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable large quantity generators.

Cost of services decreased by $110,242, or 6.2%, to $1,677,417 during the three months ended June 30, 2005, compared to $1,787,659 for the three-month period ended June 30, 2004.  This decrease was primarily attributable to a decrease in processing costs.  Cost of services as a percentage of revenues increased to 56.6% compared to 55.6% during the three months ended June 30, 2005 and June 30, 2004, respectively.  This percentage increase was primarily attributable to an increase in operating costs relative to revenues.

Depreciation and amortization expense for the three months ended June 30, 2005 increased $6,272 or 5.9% to $113,224 compared to $106,953 for the three months ended June 30, 2004. This increase was primarily due to an increase in amortization expense.

Selling, general and administrative expenses for the three months ended June 30, 2005 increased 43.5% or $361,994 to $1,193,401 from $831,407 during the three months ended June 30, 2004.  Sales, general and administrative expenses increased as a percentage of revenue to 40.2% for the three months ended June 30, 2005, as compared to 25.6% for the three months ended June 30, 2004.  Substantially all of this increase was due to increased legal expenses incurred by the Company related to the Louisiana Suit.  See Part II, Item 1, Legal Proceedings.

Interest expense for the three months ended June 30, 2005 decreased by $24,336 or 49.4%, to $24,950 from $49,286 during the three months ended June 30, 2004.  This decrease was primarily due to the Company’s avoidance of penalties incurred in 2005 compared to the same period in 2004, when the Company failed to meet the EBITDA covenant under the Note.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarter ended June 30, 2005, totaled $34,604 or 1.2% of revenue compared to $508,336 or 15.8% of revenue for the quarter ended June 30, 2004.  The difference was primarily reflective of lower cost of services offset by lower revenue and increased legal expenses related to the Louisiana Suit.

Nine months ended June 30, 2005 compared to nine months ended June 30, 2004:

Revenues decreased by $659,923 or 6.7%, to $9,193,541 during the nine months ended June 30, 2005, from $9,853,464 for the nine-month period ended June 30, 2004. This decrease is primarily related to a reduction in the volume of waste handled.  Substantially all of this reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable large quantity generators.

Cost of services decreased $436,315, or 7.5%, to $5,416,598, during the nine months ended June 30, 2005, compared to $5,852,913 for the nine-month period ended June 30, 2004.  This decrease was primarily attributable to a decrease in processing costs and some operating expenses.  Cost of revenues as a percentage of revenues decreased to 58.9% during the nine months ended June 30, 2005, as compared to 59.4% during the nine months ended June 30, 2004.

Depreciation and amortization expense for the nine months ended June 30, 2005 decreased $21,490 or 6.1% to $330,594 compared to $352,084 for the nine months ended June 30, 2004. This decrease was primarily due to assets still employed in the Company’s operations being fully depreciated.

Selling, general and administrative expenses for the nine months ended June 30, 2005 increased 4.9% or $155,614 to $3,319,492 from $3,163,878 during the nine months ended June 30, 2005.  Sales, general and administrative expenses increased as a percentage of revenue to 36.1% for the nine months ended June 30, 2005 as compared to 32.1% for the nine months ended June 30, 2004.  Substantially all of this increase was due to increased legal expenses incurred by the Company related to the Louisiana Suit.  See Part II, Item 1, Legal Proceedings.

Interest expense decreased by $58,702 or 48.3% to $62,709 during the nine months ended June 30, 2005 as compared to $121,411 during the nine months ended June 30, 2004.  This decrease was primarily due to the Company’s avoidance of penalties in 2005 compared to the same period in 2004, when the Company failed to meet the EBITDA covenant under the Note.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) totaled $304,152 or 3.3% of revenue for the nine months ended June 30, 2005 compared to $535,184 or 5.4% of revenue for the nine months ended June 30, 2004.  The decrease of $231,032 was primarily due to higher legal expenses associated with the Louisiana Suit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using advances from WSI and internally generated funds. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note.  In addition, the Company has obtained financing of its annual insurance premium.

The Note had an outstanding principal balance of $1,126,930 as of June 30, 2005.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  The interest rate on the Note is the Prime Rate, not to exceed 13%.

The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit, for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of June 30, 2005, the Company was in compliance with the required level of EBITDA under the Note.

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

The Company has not attempted to borrow funds from any source other than WSI and does not know whether it could or could not obtain a credit facility with an independent third-party lender.  If such a credit facility could be arranged, no assurance can be given that it would be on terms or conditions as favorable as those of the Note.

During the 2003 and 2004 fiscal years and the first nine months of the 2005 fiscal year, the Company incurred material legal expenses related to its disputes with Stericycle and WSI regarding the correct conversion rate of the Preferred Stock, an investigation by the Special Committee into allegations made by the minority stockholders of the Company and the prosecution of the Company’s claims in the Louisiana Suit. In each of the 2004 fiscal year and the nine-month period ended June 30, 2005, these legal expenses were in excess of $1 million.  Although the Company cannot predict what its continued financial investment will be related to the Louisiana Suit, the Company believes that prosecution of the Louisiana Suit will continue to require a material commitment of its financial resources. Although no assurance can be given, the Company believes that it has and will continue to have sufficient liquidity to effectively prosecute its claims in the Louisiana Suit.  See Part II, Item 1, Legal Proceedings.

In anticipation of significant legal expenses to be incurred by the Company in connection with the Louisiana Suit and in order to provide the Company with greater flexibility in light of these anticipated expenses, the Company has obtained agreements to defer payments with a limited number of its service providers and with WSI.  The service providers have orally agreed that the Company may, if it so elects, defer payment of their fees for various time periods, if necessary.  Pursuant to a Note Modification Agreement, as described in Part II, Item 5, Other Information, WSI has agreed to allow the Company to defer monthly principal and interest payments under the Note for a six-month period.  As of August 11, 2005, the Company was current on all of its payment obligations to its vendors and service providers and had not elected to defer any payments to its service providers.

During 2004 and 2005, the Company’s transportation fuel costs have increased significantly. The Company implemented several initiatives to mitigate the effect of elevated fuel cost on its operations, but continued increases in fuel costs could have an adverse impact on the Company’s financial performance in the future.

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

The Company had net working capital, exclusive of the Note, on June 30, 2005 of $1,908,478, compared to $1,978,944 on September 30, 2004, which was a decrease of approximately 3.6%, or $70,466.

Net cash provided by operating activities was $297,246 during the nine-month period ended June 30, 2005, compared to $312,015 in cash provided by operating activities during the nine-month period ended June 30, 2004.

Net cash used in investing activities for the nine months ended June 30, 2005, was $168,322 compared to $130,973 for the same period in 2004.  The $37,349 increase reflected lower disposals of surplus equipment.

Net cash used in financing activities was $176,187 for the nine-month period ended June 30, 2005, compared to $838,432 used during the nine-month period ended June 30, 2004.  The $662,245 decrease was primarily due to smaller principal payments by the Company on the Note.

Item 3.   Qualitative Disclosure about Market Risk

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the Note, thereby increasing its debt service obligation, which could adversely affect the Company’s cash flows.  The interest rate on the Note is variable and tied to the Prime Rate not to exceed 13%.  An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $11,269 over 12 months.  The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Louisiana Minority Stockholder Litigation

In December 2004, Larry F. Robb, individually and on behalf of a class comprised of the Company’s minority stockholders, and the Company (collectively, the “Plaintiffs”) filed a joint petiton in cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. (the “Louisiana Suit”), in the First Judicial District Court, Caddo Parish, Louisiana (the “State Court”) against WSI, Stericycle, and four individuals who are affiliates of Stericycle and are or were directors of the Company (collectively, the “Stericycle Affiliates”).

In January 2005, the Stericycle Affiliates filed Defendants’ Amended and Restated Answer, Affirmative Defenses, Third-Party Petition, and Counterclaims (the “Counterclaims”) against the Company and eight additional individuals who are or were executive officers and/or directors of the Company during the period from 1998 through the present (collectively, the “Third-Party Defendants”).  In the Counterclaims, the Stericycle Affiliates asserted contribution and indemnity claims against the Company and the Third-Party Defendants and breaches of fiduciary duties and facilitation or causation of insider trading against the two individual members of the Special Committee, the committee of the Board of Directors of the Company appointed to oversee the Louisiana Suit.

On April 21, 2005, the State Court found that the Stericycle Affiliates had failed to properly state claims for contribution or indemnity against the Company or the Third-Party Defendants.  The State Court dismissed the Counterclaims and stayed the claims asserted against the Special Committee members.  However, the State Court granted the Stericycle Affiliates the right to re-plead their claims.

On May 6, 2005, the Stericycle Affiliates re-plead their contribution, indemnity and breach of fiduciary duty claims as set forth in the Counterclaims and added a negligent misrepresentation claim against the Company and the Third-Party Defendants.  After a hearing in June, the State Court again dismissed the contribution and indemnity claims and stayed the re-plead claims asserted against the Special Committee members until further order of the State Court terminating or modifying the stay.  However, the State Court denied motions filed by the Company and the Third Party Defendants to dismiss the negligent misrepresentation claims.  The Company believes, and the Third Party Defendants have informed the Company that they believe, that these negligent misrepresentation claims are without merit.  The Company intends to vigorously defend against these claims.

On July 20, 2005, Plaintiffs filed an Amended Joint Petition adding the law firm of Johnson and Colmar, legal counsel for Stericycle and WSI, and two individual partners in that firm as defendants in the Louisiana Suit.  On August 1, 2005, the defendants in the Louisiana Suit removed the case to the United States District Court for the Western District of Louisiana, and on August 3, 2005, Plaintiffs filed a motion to remand the case back to the State Court.  The motion for remand remains pending.

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

The Company and WSI entered into a Note Modification Agreement, dated as of August 12, 2005, but effective as of July 1, 2005, pursuant to which WSI agreed to allow the Company to defer monthly principal and interest payments each in the amount of $25,000  under the Note, for a six-month period, commencing with the payment due on July 5, 2005, through and including the payment due on December 5, 2005 (the “Deferral Period”).   The unpaid principal balance of the Note, including the deferred payments, which equal $150,000 in the aggregate, shall continue to accrue interest until paid at the Prime Rate, not to exceed 13%, in accordance with the terms and conditions of the Note.  Following the Deferral Period, the Company shall make monthly principal and interest payments under the Note each in the amount of $25,000 beginning on January 5, 2006, and continuing until the maturity date of the Note.

The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note.  As of the date hereof, WSI is the record owner of 5,645,734 shares of the Company’s Common Stock, which represents approximately 58.0% of the issued and outstanding shares of Common Stock, and 7,750,000 shares of the Company’s Preferred Stock, which represents all of the issued and outstanding shares of Preferred Stock.

The Note Modification Agreement is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

Item 6.    Exhibits

The following is a list of the exhibits filed with this Form 10-Q.

Exhibit Number	Description

10.1	Note Modification Agreement, dated as of August 12, 2005.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3CI COMPLETE COMPLIANCE CORPORATION (Registrant)

Dated: August 15, 2005	By:	/s/ Matthew D. Peiffer
Matthew D. Peiffer
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)