Form 10-Q/A
period 2005-03-31
3CI COMPLETE COMPLIANCE CORP
filed 2005-09-08
CIK 883787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Act).  Yes☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

The number of shares of Common Stock outstanding as of the close of business on May 10, 2005, was 9,739,611.

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to the Company’s Form 10-Q for the quarter ended March 31, 2005, originally filed on May 13, 2005 (the “Original Form 10-Q”), for the purpose of (i) amending the Company’s Statements of Operations for the three and six-month periods ended March 31, 2004, and the Company’s Statement of Cash Flows for the six months ended March 31, 2004, and (ii) amending certain disclosures in Note 2, Note 3 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I, in order to account for an overstatement of interest expense for 2004 of approximately $90,457 reported in the Original Form 10-Q, due to the Company’s miscalculation of penalty fees payable by the Company to Waste Systems, Inc. (“WSI”), the Company’s majority stockholder, under an amended and restated revolving promissory note payable to WSI.  For the convenience of the reader, the Quarterly Report has been restated in its entirety.

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

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,	For the six months ended March 31,	For the six months ended March 31,
	2005	2004	2005	2004

Revenues	$3,070,762	$3,276,258	$6,228,134	$6,635,900
Expenses:
Cost of services	1,869,633	2,011,040	3,739,187	4,135,260
Depreciation and amortization	110,080	119,022	217,373	245,097
Selling, general and administrative expenses	1,057,810	1,115,452	2,126,098	2,331,459
Interest expense	22,157	49,739	37,759	72,125
Other expense-net	18,612	80,474	93,303	142,370
Income (loss) before income taxes	(7,530)	(99,469)	14,414	(290,411)

Income tax (expense) benefit	(4,267)	37,971	(17,707)	111,808

Net income (loss)	$(11,797)	$(61,498)	$(3,293)	$(178,603)

Basic earnings per share:
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted earnings per share:
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended March 31,	For the six months ended March 31,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$(3,293)	$(178,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

(Gain)Loss on disposal of fixed assets	(10,944)	4,921
Depreciation and amortization	217,373	245,097
Deferred taxes	17,707	(111,808)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	324,814	424,051
(Decrease)Increase in inventory	(51,761)	12,240
Increase in prepaid expenses	(293,929)	(514,400)
Decrease in other current assets and other assets	70,800	10,688
Increase in notes payable, other	464,084	595,315
(Decrease)Increase in accounts payable	(224,221)	42,764
Decrease in accounts payable, affiliated companies	(398,070)	(299,160)
(Decrease)Increase in accrued liabilities	(7,552)	274,799
Increase in deferred revenue	4,064	—

Total adjustments to net income	112,365	684,507
Net cash used by operating activities	109,072	505,904

Cash flow from investing activities:
Proceeds from sale of property, plant and equipment	39,200	48,201
Purchase of property, plant and equipment	(176,820)	(134,183)
Net cash used in investing activities	(137,620)	(85,982)

Cash flow from financing activities:
Reduction of note payable to majority shareholders	(118,459)	(556,160)
Net cash provided in financing activities	(118,459)	(556,160)

Net (decrease)increase in cash and cash equivalents	(147,007)	(136,238)

Cash and cash equivalents, beginning of period	710,353	1,057,054

Cash and cash equivalents, end of period	$563,346	$920,816

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

NOTE 2—NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended March 31,	Three months ended March 31,	Six months ended March 31,	Six months ended March 31,
	2005	2004	2005	2004
Numerator:

Net income (loss)	$(11,797)	$(61,498)	$(3,293)	$(178,603)
Denominator for basic earnings per share-weighted average shares	17,489,611	17,489,611	17,489,611	17,489,611
Effect of dilutive shares:

Options	—	—	—	—
Warrants	—	—	—	—
Denominator for diluted earnings per share	17,489,611	17,489,611	17,489,611	17,489,611

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

Total interest expense for all debt was $37,759 and $72,125 for the six months ended March 31, 2005 and March 31, 2004, respectively.

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

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Revenues	$3,071	$3,276	$6,228	$6,636
Cost of services	1,870	2,011	3,739	4,135
Depreciation and amortization	110	119	217	245
Selling, general and administrative expenses	1,058	1,116	2,126	2,332
(Loss) income from operations	33	30	146	(76)
Interest expense	22	49	38	72
Other expense, net	19	80	93	142
Income tax expense (benefit)	4	(38)	18	(111)
Net (Loss) Income	$(12)	$(61)	$(3)	$(179)
Depreciation and amortization	110	119	217	245
Interest expense, net	22	49	38	72
Income tax expense (benefit)	4	(38)	18	(111)
EBITDA (1)	124	69	270	27

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

Interest expense for the three months ended March 31, 2005 decreased by $27,582 or 55.5%, to $22,157 from $49,739 during the three months ended March 31, 2004.  This decrease was primarily due to penalties paid and accrued due to the Company’s failure to meet the EBITDA covenant under the Note on March 31, 2004, which was 3% of the outstanding principal balance of the Note.

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

Interest expense decreased by $34,366 or 47.6% to $37,759 during the six months ended March 31, 2005 as compared to $72,125 during the six months ended March 31, 2004.  This decrease was due to the penalties paid and accrued due to the Company’s failure to meet the EBITDA covenant under the Note on March 31, 2004, which was 3% of the outstanding principal balance of the Note.

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

Net cash provided by operating activities was $109,072 during the six-month period ended March 31, 2005, compared to $505,904 in cash provided by operating activities during the six-month period ended March 31, 2004.  The decrease in cash provided from operations of $396,832 was predominantly due to a decrease in accounts payable and accounts payable to affiliated companies, as well as a decrease in accrued liabilities.  Cash required by higher inventory levels was offset by cash provided from lower other assets, and increases in prepaid expenses – primarily prepaid insurance - were offset by financing of this under other notes payable.

Net cash used in investing activities for the six months ended March 31, 2005, was $137,620 compared to $85,982 for the same period in 2004.  The $51,638 increase reflected increased investment in equipment.

Net cash used in financing activities was $118,459 for the six-month period ended March 31, 2005, compared to $556,160 during the six-month period ended March 31, 2004.  The $437,701 decrease was primarily due to smaller principal payments by the Company on the Note.

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

3CI COMPLETE COMPLIANCE CORPORATION
(Registrant)

Dated: September 8, 2005	By:	/s/ Matthew D. Peiffer
Matthew D. Peiffer
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)