Form 10-K
period 2005-09-30
3CI COMPLETE COMPLIANCE CORP
filed 2005-12-29
CIK 883787

FORM 10-K

☐                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Or

☒                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (972) 375-0006

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, 3,161,107 shares, as reported on the OTC Bulletin Board on March 31, 2005 was $1,928,275 computed on the basis of the closing sales price on that day of $0.61. The number of shares of the Company’s Common Stock outstanding as of the close of business on December 1, 2005 was 9,739,611.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY’S BUSINESS AND OPERATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE BIO-MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY’S FILINGS WITH THE SEC. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN THE COMPANY’S EXPECTATIONS.

PART I

Item 1.                        Business.

Company Litigation

As of November 11, 2005, 3CI Complete Compliance Corporation (“3CI or the “Company”) and Larry F. Robb, individually, and on behalf of a class of certain of the Company’s minority stockholders, entered a settlement agreement (the “Settlement Agreement”) with Stericycle, Inc., the Company’s majority stockholder (“Stericycle”), and certain of its affiliates in cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Suit”). Pursuant to this Settlement Agreement, the parties have agreed to settle all claims in the litigation among the parties, including, but not limited to the Louisiana Suit, and Stericycle has agreed to pay $32,500,000 in cash to a trust fund established by a claims administrator approved by the Court for the purpose of (i) settling all claims, (ii) canceling, tendering or otherwise acquiring all shares of the Company’s common stock owned by the members of the class and (iii) paying Court approved administrative, class attorney fees and other expenses.

The minority stockholders of the Company who are members of the class in the Louisiana Suit are all persons who held Company common stock, par value $0.01 per share (“Common Stock”) on September 30, 1998, or acquired Common Stock during the class period (September 30, 1998 to February 10, 2005), with certain exclusions. Anyone who has purchased Common Stock for the first time since February 10, 2005, is not a class member and will not participate in the settlement proceeds distribution.

It is intended, as part of the settlement of the Louisiana Suit, that Stericycle will acquire sufficient shares of Common Stock so that, with the shares of Common Stock already owned by Stericycle. Stericycle will beneficially own 90% or more of 3CI’s outstanding Common Stock. In a filing dated November 22, 2005, with the Securities and Exchange Commission, Stericycle reported that if it acquires 90% or more of 3CI’s outstanding Common Stock, it intends to conduct a “short-form” merger under Delaware law at the earliest practicable time after such acquisition as it determines. If Stericycle consummated such a merger, it would own all of 3CI’s Common Stock.

On December 16, 2005, the court in the Louisiana Suit preliminarily approved the terms of the Settlement Agreement and the notice to class members. Any objections to the settlement must be filed by February 6, 2006. The Court has scheduled a hearing on final approval for 1:30 p.m. on February 21, 2006. The Settlement Agreement and all of its terms remain subject to final court approval. For a more detailed description of the Louisiana Suit and the Settlement Agreement, including the allocation of settlement proceeds, see Item 3—Legal Proceedings.

Company Overview

3CI is one of the largest and most established regional medical waste management service providers in North America. The Company’s primary medical waste management service includes, but is not limited to, regulatory compliant containment, onsite collection, transportation and documentation of the disposal of regulated medical waste as defined by federal, state and local rules, regulations and guidelines. The Company utilizes a bar-code identification and tracking system for all containers of regulated medical waste.

Since December 2001, the Company no longer treats or disposes of regulated medical waste; instead it collects and transports regulated medical waste to third-party facilities for treatment, processing and disposal. The Company contracts for waste treatment and disposal at fixed costs in order to allow for greater flexibility in the competitive pricing of the Company’s services, which the Company believes directly benefits its customers. The Company also provides full-service, efficient and cost-effective regulated medical waste management programs, which the Company believes meet or exceed the needs of its customers.

The Company provides services in Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. These states are serviced from seven service centers in Dallas, Texas; Houston, Texas; Schertz, Texas (Austin/San Antonio); Birmingham, Alabama; Jackson, Mississippi; Springhill, Louisiana and Bismark, Arkansas. The Company’s business was not materially affected by the aftermath of Hurricane Katrina. The Company currently provides services to approximately 9,764 customers. The Company’s customer base consists of two basic categories: (i) medical centers, major hospitals, surgery centers, outpatient clinics, blood banks and (ii) smaller healthcare providers and medical-related businesses such as physician and dental offices, nursing and convalescent homes and veterinarians.

The Company’s principal offices are located at 1517 West North Carrier Parkway, Suite 104, Grand Prairie, Texas 75050 and the telephone number is (972) 375-0006. The Company was incorporated in Delaware on August 26, 1991.

Industry Overview

The regulated medical waste industry emerged with the Medical Waste Tracking Act of 1988 (“MWTA”), which Congress enacted in response to media attention after medical waste washed ashore on beaches in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of regulated medical waste generated by the health care industry.

Regulated medical waste is generally considered any medical waste that can cause an infectious disease, including: pathological wastes, such as tissues, organs and body parts; cultures and stocks of infectious agents; blood and the products or components of blood; sharp-edged medical waste, or “sharps,” such as needles, syringes, razors, pipettes, scissors and scalpels; single-use disposable items, including some sharps, gloves and other medical supplies; pharmaceutical wastes; and various other biological wastes and discarded materials contaminated with or exposed to blood, excretion and secretions from human beings or animals.

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

Aging of the U.S. Population.   According to industry statistics, the “baby boom” generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures will become available. All of these factors lead to increased generation of medical care and related production of regulated medical waste.

Environmental and Safety Regulation.   The Company believes many businesses, which are not using outsourced medical waste management services, are not knowledgeable on the current requirements regarding the handling of regulated medical waste, including the need for proper training of employees and Occupational Safety and Health Administration (“OSHA”) regulations regarding medical waste. These businesses include, but are not limited to: manufacturing facilities, schools, restaurants, casinos, hotels and generally all businesses where employees may come into contact with blood-borne pathogens.

The medical waste management industry is subject to extensive regulation beyond the MWTA. Federal, state and local agencies all generally have some regulation requirements for the medical waste industry. These regulations have increased the costs of operating medical waste incinerators and have resulted in significant closures of on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has adopted regulations concerning employee exposure to blood-borne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of regulated medical waste and annual training of all personnel who may be exposed to blood and other bodily fluids. These regulations have fueled the expansion of the Company’s services to include OSHA compliance services for health care providers.

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

Most aspects of the Company’s business are subject to extensive and changing federal, state and local laws and regulations. This framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. These permits grant the Company the authority, among other things, to transport medical waste within and between jurisdictions and to operate regulated waste transfer facilities. Permits must be periodically renewed and are subject to modification or revocation by various regulatory authorities. The Company believes it is in compliance in all material respects with its permits and applicable laws and regulations. However, failure to comply with any significant government regulation could have a material adverse affect on the Company’s business. Further, new regulations are frequently promulgated for permit holders, and the associated compliance cost with such new regulations could have a material adverse effect on the Company’s business. The Company’s management is not aware of any pending regulations to its permits in the jurisdictions in which the Company does business which would have a material adverse effect on its operations.

Federal Regulation.   There are at least four federal agencies with authority to regulate the handling of regulated medical waste: the Environmental Protection Agency (“EPA”), OSHA, the Department of Transportation (“DOT”) and the Food and Drug Administration (“FDA”).

Medical Waste Tracking Act of 1988.   In the late 1980s, the EPA outlined a demonstration program pursuant to MWTA. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore in the summer of 1988 on New York and New Jersey beaches. Public safety concerns grew following media reports of careless handling of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure regulated medical wastes generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to the public and waste management workers. The MWTA’s tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

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

Resource Conservation and Recovery Act of 1976 (“RCRA”).   RCRA establishes regulatory standards administered by the EPA covering the generation, storage, transportation, treatment and disposal of hazardous waste. RCRA contains extensive regulatory requirements related to: reporting to the EPA, record keeping, labeling, the use of containers, the furnishing of information to persons handling hazardous waste and the tracking of hazardous waste from the point of generation to the point of disposal, including transportation manifests.

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

The Company’s service agreements with waste generators require such customers to exclude all forms of hazardous, toxic and radioactive materials from the waste they provide to the Company for disposal.

DOT Regulations.   The Company’s medical waste transportation activities are subject to federal regulation by the DOT pursuant to the Hazardous Waste Materials Transportation Act of 1994. The DOT regulations contain packaging and labeling requirements imposed on different waste categories depending on the perceived hazards of each category. The regulations impose the most stringent requirements on packages containing over four liters gross volume of “etiologic agents,” which are defined as “viable microorganism(s) or (their) toxin(s), which cause or may cause human disease,” and are limited to certain agents listed in the Hazardous Materials Regulations. These standards are intended to prevent the release of such agents into the environment. The DOT requirements are intended to supplement etiologic waste regulations promulgated by the Public Health Service of the U.S. Department of Health and Human Services.

A significant portion of the waste handled by the Company is “regulated medical waste,” as defined in the DOT regulations, which include cultures and stocks, pathological waste, human blood and any blood products, sharps, animal waste and isolation waste. Packages containing these wastes must be rigid, leak-resistant, impervious to moisture, of sufficient strength to prevent tearing or bursting while under normal conditions of use and handling, sealed to prevent leakage during transport, puncture-resistant and tightly sealed for fluids in quantities greater than 20 cubic centimeters. The DOT regulations also prescribe labeling standards for all infectious and regulated waste and testing protocols for manufacturers and suppliers of packaging. In addition, the Company may be subject to statutes and regulations, some of which specifically pertain to the transport of medical waste and which address, among other things, vehicle operating procedures and the training of persons to operate commercial vehicles.

The Company’s drivers are trained in the appropriate handling and transport of regulated, medical waste and infectious substances. Employees are qualified to deal with emergency spills and releases of materials, and the Company has a written contingency plan for these events. The Company’s vehicles are outfitted with spill control equipment, and the drivers are trained in its use.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”).   CERCLA established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If the Company were found to be a responsible party for a particular site, the Company could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable. This result could occur if the Company was unable to identify other responsible parties, or if those parties were financially unable to contribute money to the cleanup.

Federal Food, Drug and Cosmetic Act.   The Company is subject to regulation by the FDA and the corresponding agencies of the states in which the Company sells its products. Such regulation, among other things, relates to the testing, marketing, export and manufacture of medical devices. The FDA considers containers used by the Company to transport and dispose of sharps to be “medical devices,” as defined under the Federal Food, Drug and Cosmetic Act, and as such, the Company and its facilities are subject to inspection by the FDA on a regular basis to determine compliance with applicable federal requirements.

State and Local Regulation.   The states in which the Company operates generally have their own regulations governing the storage, treatment, labeling, transport and disposal of regulated medical waste. Although there are differences among state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations that affect the Company’s operations.

States usually regulate medical waste as a solid or “special” waste and not as a hazardous waste under RCRA. State definitions of regulated medical waste include microbiological waste (cultures and stocks of infectious agents), pathology waste (human body parts from surgical procedures and autopsies), blood and blood products and sharps. Most states require segregation of different types of medical waste at hospitals or other locations where they were created. A majority of states require the universal biohazard symbol or a similar label appear on medical waste containers. Storage regulations may apply to the party generating the waste, the treatment facility, the transport vehicle or all three. Storage rules seek to identify and secure the storage area for public safety as well as set standards for the manner and length of storage. Many states require employee training for safe environmental cleanup through emergency spill and decontamination plans and require transporters carry spill equipment in their vehicles.

The Company maintains numerous state and local governmental permits and licenses to conduct its business. These permits vary from state to state based upon the Company’s activities within that state and on applicable state and local laws and regulations and include transport permits for solid waste and regulated medical waste; permits to construct and operate transfer stations; and various business operator licenses. Several states in which the Company currently operates require waste transportation permits. Some states require permits only if waste is picked up in that state, while others require permits to transport waste through the state. These permits generally require driver safety and training and proper waste packaging, labeling and tracking. The Company currently holds all necessary hauling permits in each state in which it conducts operations. There can be no assurance, however, any of the Company’s current permits will be renewed, or if the Company is able to identify and secure waste processing facilities or additional transfer stations, all necessary permits will be obtained or if such permits are granted they will be granted in a timely manner or under conditions that will be acceptable to the Company.

Companies in the medical waste disposal industry often face resistance to their permit applications from local and regional organizations, citizens groups and residents because of the nature of waste and the perceived threat to the environment and public health caused by waste transportation and processing. It is often necessary for the Company to conduct a public relations campaign, with an emphasis on education, to overcome local opposition, which is often highly political and emotional. Once granted, permits are often subject to continuing review and may be challenged either in court or otherwise even after construction or operations have commenced. Accordingly, the Company’s operations could be subject to suspension or termination even after substantial funds have been expended in reliance upon state or local regulatory approvals.

If the Company were to construct any new waste transfer facilities in the future, the Company would be required to first obtain a construction permit. Once a facility is constructed, the state may issue public notice of its intent to issue an operating permit and may provide an opportunity for public opposition or other action that could impede the Company’s ability to construct or operate a planned facility.

Services and Operations

The Company collects regulated medical waste from medical waste generators, including medical centers, hospitals, surgery centers, outpatient clinics, blood banks, physician and dental offices, veterinarians, laboratories, mortuaries and retirement homes, and transports such waste to third-party facilities for disposal. In addition to regulated medical waste collection and transportation, the Company provides programs to assist customers to promote the safe handling of medical waste and to comply with federal and state requirements applicable to their operations.

The Company currently owns or leases seven facilities, five of which are transfer stations or temporary storage facilities used in connection with the transport of regulated medical waste. Seven are transportation facilities used to garage or service waste transportation vehicles. The Company contracts with Stericycle, the Company’s majority stockholder, to provide treatment and disposal services for the regulated medical waste it collects and transports from its customers.

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

Collection.   For customers that generate regulated medical waste, the Company collects their regulated medical waste pursuant to a negotiated fee structure. Pickup schedules can vary from several times per week to once a year, depending on the volume of waste produced by a customer. Each customer is responsible for packing its waste in containers provided by the Company. The containers are placed at designated collection areas on the customer’s premises, and the Company’s truck picks up the waste on a route. If a waste generator has sufficient volume, the Company places a trailer or bulk reusable storage container(s) on the generator’s premises, which the Company will pick up as needed, and then transport for ultimate disposal at a waste treatment facility.

The Company’s policy is to accept regulated medical waste from customers only if packaged in containers provided by or approved by the Company. The Company furnishes its customers with multiple containers, including reusable plastic carts, plastic reusable containers and rigid cardboard containers for disposal of medical waste. In order to comply with state and federal regulations, these containers contain the universal biohazard symbol to draw attention to their contents and are lined with special plastic bags and are designed to minimize potential contact with health care workers and medical waste handlers.

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

Transportation.   An important element of the Company’s business strategy is to maximize the efficiency with which it collects and transports regulated medical waste. The Company operates a fleet of specially equipped trucks, tractors and trailers to provide strict control of transportation services for the acceptance and transportation of containerized regulated medical waste. These vehicles collect reusable containers or corrugated boxes of regulated medical waste from customers at intervals depending upon customer requirements, terms of service and volume of regulated medical waste produced. The waste is then transported directly to a treatment facility or to one of the Company’s transfer stations, where the shipment is consolidated with other medical waste containers and then transported to a treatment facility. To increase efficiency, the Company uses routing and tracking systems to direct its collection vehicles to optimize the number of stops by such vehicles on each route.

The Company contracts with Stericycle to provide long-haul transportation services. Long-haul transportation is transportation of medical waste from the Company’s transfer stations to treatment facilities for processing and disposal. This contract can be cancelled upon notice at any time by either party. Although the Company believes that it could obtain long-haul transportation from other third-party sources or provide such transportation through its own resources, termination of this contract with Stericycle could have a material adverse effect on the Company’s operations and financial results. There can be no assurance that if its current long-haul contract terminated, the Company could contract with another party to provide these services or provide such services through internal resources, or that it could negotiate terms with a new vendor that are as favorable as those it has under its contract with Stericycle. See Part III, Item 13—Certain Relationships and Related Transactions.

Drivers are trained in DOT procedures for the transportation of regulated medical waste and the Company has contingency plans in place to respond immediately to any type of spill, leakage or other emergency that may occur during transportation and provides emergency services to customers upon request.

Transfer Stations.   The use of transfer stations is an important component of the Company’s collection and transportation operations. The transfer of regulated medical waste, generally from a small local pickup vehicle to a large transport trailer, is necessary to consolidate and transport waste in an economical fashion to regional medical waste processing centers. Smaller loads of waste containers are consolidated at transfer stations until they amount to a full truckload, which is then transported to a treatment facility.

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

Documentation and Reporting.   The Company provides complete documentation to its customers for all regulated medical waste it collects. A bar code label is affixed to each of the Company’s medical waste containers used in conjunction with computers, laser scanners and digital scales to document the handling, weighing, treatment and disposal of the customer’s regulated medical waste. Bar coded containers allow proper documentation and tracking of waste and comply with applicable regulations concerning packaging and labeling of regulated medical waste.

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

Disposal.   The two most common methods of treating regulated medical waste are steam sterilization (autoclaving) and incineration. Alternate methods include chemical disinfection, microwave and numerous other specialized techniques. Autoclaving treats regulated medical waste with steam at high temperature and pressure to kill pathogens. Since autoclaving alone does not change the appearance of waste, autoclaving is often combined with shredding or grinding to render medical waste unrecognizable when disposed of at landfills. Incineration burns medical waste at high temperatures and reduces the waste to ash and metal. Incineration also significantly reduces the volume of waste, though it has come under increasing scrutiny by environmentalists and regulators due to emissions generated during processing. Environmental compliance costs, combined with increased energy costs makes incineration more costly compared to other methods.

Upon arrival at a treatment facility, containers or boxes of regulated medical waste are inspected to verify they do not contain any unacceptable substances. Any container or box discovered to contain unacceptable waste is returned to the customer. After inspection, the regulated medical waste is treated through autoclaving, incineration or some other accepted treatment method. Once treated, the resulting waste or incinerator ash is transported for resource recovery or disposal in a landfill operated by parties unaffiliated with the Company. If reusable plastic containers have been used to hold the waste, those containers are washed, sanitized and returned to customers for reuse.

The Company utilizes permitted treatment facilities owned and operated by Stericycle to treat and dispose of medical waste throughout its operating territory. The Company holds treatment permits at two locations, one in Springhill, Louisiana and one in Birmingham, Alabama, where the Company formerly operated treatment facilities. The Company intends to maintain the treatment permits at these locations, including (i) air quality permits relating to emissions; (ii) solid waste permits relating to storage, receipt and treatment of medical waste, the storage and disposal of residues from the treatment facilities and ancillary air pollution control equipment relating to incinerators; (iii) waste-water discharge permits; (iv) storm water discharge permits; (v) site permits, such as zoning or special use permits; (vi) building permits; and (vii) occupancy permits. The Company believes these permits are transferable in the event the Company were to sell these facilities to a third party in the future. Air quality permits and site permits, and in some cases solid waste permits, can be difficult to obtain, and may take a year or longer to be issued and, as such, the Company believes that these permits may have value.

Although in accordance with governmental regulations, the Company independently tracks and records the movement of its customers’ regulated medical waste through all phases of handling and treatment, the Company contracts with Stericycle to provide treatment and disposal services. This contract with Stericycle can be cancelled upon notice given by either party at any time. Although Stericycle currently treats and disposes of all of the regulated medical waste the Company collects, the Company believes there is treatment and disposal capacity with other third-party entities in the areas in which the Company does business. Further, the Company believes if for any reason the Company or Stericycle chose not to continue to have Stericycle perform the Company’s treatment and disposal services, the Company could contract with other vendors for these services on substantially the same terms and conditions it now has with Stericycle. However, there can be no assurance agreements for these services with other third-party providers could be entered into quickly or at as low a cost as the Company currently has, and any substantial delay or cost increase with new third-party providers could have a material adverse effect on the Company’s operations and financial condition. The Company continually monitors the costs and benefits of (i) its contractual relationship with Stericycle for treatment and disposal services, as well as long-haul transportation and (ii) outsourcing its customers’ treatment and disposal services versus internally performing those services. See Part III, Item 13—Certain Relationships and Related Transactions.

Safety Training and Consultation.   Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding practitioners demonstrate continual vigilance against such risks. OSHA regulations require annual training of all personnel who potentially come in contact with blood-borne pathogens and documentation of procedures, clean-up plans and training of such personnel. The Company has developed programs to train customer employees in the proper methods of handling, segregating and containerizing regulated medical waste to reduce potential exposure of employees. The Company instructs health care workers in the proper methods of handling, recording and documenting their regulated medical waste stream to comply with local, state and federal regulations. It also trains the customer’s staff in the handling of disposable and/or reusable sharps containers. The Company will, on request, review a customer’s internal waste collection and control system or assist the customer in developing an internal system to provide for the efficient management of regulated medical waste within the customer’s facility from its creation to the point of its acceptance by the Company. Safety training and related services are not presently a significant portion of the Company’s revenues.

Employees.   As of December 1, 2005, the Company had 70 full-time and 3 part-time employees. Two of the Company’s employees are employed in executive capacities, and the remainder is in transportation operations, sales, administrative and clerical capacities. None of the Company’s employees are subject to collective bargaining agreements. The Company considers its employee relations to be good.

Customers

The Company’s customer base is diverse, with about 9,764 accounts in Texas, Louisiana, Mississippi, Alabama, Arkansas, Florida, Georgia, Oklahoma and Tennessee, including approximately 127 large medical waste generators, such as hospitals, regional medical centers, pharmaceutical facilities, medical testing laboratories and blood banks, and approximately 9,637 small medical waste generators, such as outpatient clinics, surgery centers, physician and dental offices, veterinarians, mortuaries and retirement homes.

The Company has entered into long-term contracts with substantially all of its customers. Although the Company has a standard form of agreement, the terms of service agreements may vary depending upon the customer’s service requirements, the volume of regulated medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions concerning the frequency of collection, pricing, documentation for tracking purposes and the types of waste that will be accepted by the Company. Each agreement also specifies the customer’s obligation to pack its medical waste in approved containers. Service agreements are generally for a period of five years, with automatic term renewals at the end of the initial term. The Company may set the prices charged to customers based on the number of containers collected, the weight of the medical waste collected, the number of collection stops made on the customer’s route, the products and compliance services provided and other factors. Many payment options are available, including flat monthly, quarterly or annual charges.

The Company is not dependent upon a single customer or a few customers, and no single customer accounted for over 10% of the Company’s revenues during the years ended September 30, 2003, 2004 and 2005. The Company’s management does not believe the loss of any single customer would have a material adverse effect on the Company’s business, financial condition or results of operations.

Sales and Marketing

The Company divides its market into two categories within each geographic region it serves: the hospital market and the professional market. The hospital market consists principally of medical centers, major hospitals, major teaching institutions involved in medicine and research and surgery centers, outpatient clinics and blood banks. The professional market consists primarily of physician and dental offices, laboratories, nursing and convalescent homes, veterinarians and mortuaries. The Company’s management believes more stringent federal regulations affecting medical waste will enable the Company to improve its marketing efforts to medical waste generators because this increases the attractiveness of outsourcing medical waste disposal. In addition, the trend toward consolidation of hospitals, medical clinics and physicians’ offices into managed health care networks may provide the opportunity for the Company to expand its business with existing medical facilities as they secure contracts with newly affiliated network members.

The Company uses a multi-part strategy to increase its presence and customer base in a particular geographical market. Company representatives meet personally with large prospective customers to describe the Company’s services and to negotiate a service agreement that reflects the prospective customer’s service needs. The Company also utilizes an aggressive mail and call center customer service program to produce new customer leads as well as to ensure continued customer satisfaction and loyalty. The Company continues to seek endorsements or referral relationships with hospitals and professional associations in its market areas in order to achieve a mix of both hospital and professional accounts.

The Company also markets its services by producing publications and information related to customer compliance with applicable governmental regulations. The Company produces an OSHA compliance manual to assist customers in complying with OSHA regulations and provides workshops on developments in federal medical waste management regulations and issues that may affect customer facilities.

Competition

The market for regulated medical waste collection and processing services is highly competitive and requires substantial labor and capital resources. The Company experiences intense competition from national, regional and local waste collection firms and integrated firms providing disposal and treatment. These companies compete directly with the Company for medical waste customers in the Company’s regional markets. Many of these competitors are larger and have more labor and capital resources than does the Company. The Company also faces competition from large waste generators, such as hospitals and regional medical centers, who choose to manage their waste internally rather than outsourcing their treatment business. Those generators typically purchase disposable containers from one of several manufacturers, use their own personnel to collect and replace containers when full and dispose of the containers and waste with either fixed or mobile on-site treatment technology. In addition, the Company competes with businesses and other organizations attempting to market and sell alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products. Stericycle, the largest medical waste management company in North America, operates in the Company’s regional markets and is the Company’s principal competitor for customer business. See Part III, Item 13—Certain Relationships and Related Transactions.

The Company competes for service agreements primarily based on cost-effectiveness, the range of services provided, the quality of service and geographic location. The Company also competes by demonstrating to potential customers that the Company can effectively reduce potential liability under applicable governmental regulations. The Company’s ability to obtain new service agreements may be limited by the fact that a potential customer’s current waste services provider may have an excellent service history or a long-term service contract or may offer to the potential customer lower prices than those offered by the Company.

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

The Company carries a range of insurance coverage, including a commercial general liability policy with a combined single limit for bodily injury and property damage and an excess umbrella liability policy. See Part III, Item 13—Certain Relationships and Related Transactions. The Company also carries transportation liability insurance coverage, which includes coverage for environmental damage caused by waste spillage or other forms of pollution occurring during waste transport. The Company’s management believes the types of insurance the Company carries and the amounts of coverage are sufficient to meet regulatory and customer requirements and to protect the Company’s employees, assets and operations. However, there can be no assurance the Company’s insurance will be adequate under all circumstances or that the Company will be able to maintain its current insurance at existing levels and prices. The Company could potentially be subject to claims under CERCLA or similar state laws resulting in substantial liability for which the Company is uninsured and which could have a material adverse effect on its business.

Acquisitions

From time to time in the future, the Company may pursue selected acquisitions of other companies or assets that either expand or complement its business in new or existing markets. There can be no assurance the Company will be able to identify and to acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company’s business. The Company is not currently a party to any oral or written acquisition agreement or engaged in any negotiations with respect to any material acquisition candidate.

Item 2.                        Properties.

The Company’s principal executive offices, located in Grand Prairie, Texas, occupy approximately 3,200 square feet of office space under a lease expiring on June 30, 2006, under which the Company paid approximately $37,258 during the year ended September 30, 2005. On October 13, 2005, the Company took a material, non-cash charge of $872,785 in the Company’s fourth quarter of the fiscal year ended September 30, 2005, for impairment to real property and a building located at the Company’s idled treatment facility in Springhill, Louisiana.

The Company owns or leases the following facilities:

Location	Type of Facility	Owned/Lease
Schertz, Texas	Transportation	Leased
Grand Prairie, Texas	Sales, Executive Offices	Leased
Grand Prairie, Texas	Transportation	Leased
Fresno, Texas	Transportation, Transfer Station	Owned
Birmingham, Alabama	Transportation, Transfer Station	Leased
Jackson, Mississippi	Transportation, Transfer Station	Owned
Springhill, Louisiana	Transportation, Transfer Station	Owned
Bismark, Arkansas	Transportation, Transfer Station	Leased

The Company believes its facilities are adequate for its current and foreseeable needs.

Item 3.                        Legal Proceedings.

Judicial Filings Regarding the Conversion Rate of the Company’s Preferred Stock

On April 6, 2003, the Company’s Series B Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), and its Series C Preferred Stock, par value $0.01 per share (“Series C Preferred Stock,” and together with the Series B Preferred Stock, the “Preferred Stock”) automatically converted into shares of the Company’s Common Stock. Prior to the conversion date, WSI and Stericycle asserted that the conversion rate of the Preferred Stock was such that the Company was required to issue to WSI a total of 36,904,761 shares of Common Stock upon the Preferred Stock’s conversion. The Company believed, and continues to believe, the conversion rate of the Preferred Stock is such that it should issue no more than 7,750,000 shares of Common Stock to WSI.

In July 2003, the Company filed a declaratory judgment action in the 269th District Court in Harris County, Texas (the “Texas Court”) seeking a judicial determination of the appropriate conversion rate of its Preferred Stock. The Company filed the declaratory judgment action in connection with James T. Rash, et. al. v. Waste Systems, Inc., the Company and certain of the Company’s former directors and officers (the “1995 Action”), which was the original proceeding pursuant to which the Preferred Stock was issued by the Company.

Following a hearing in the 1995 Action and for jurisdictional reasons, the Company elected to initiate a new action (the “2003 Action”), and on August 22, 2003, filed an original petition for declaratory judgment and to enforce the settlement agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. The Company requested the Texas Court establish the conversion rate of the Preferred Stock to be such that it is not required to issue more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003. WSI responded with a motion to have the Court declare the Preferred Stock convertible into 36,904,761 shares of Common Stock. Following a hearing, the Court abated WSI’s motion.

On October 24, 2003, Don Smith, Ghere-Smith Interests, Inc., Tidel Technologies, Inc. f/k/a American Medical Technologies, Inc., Jim Rash, individually and in his capacity as representative of the certified class of minority shareholders of 3CI, and Larry Robb, individually and as proposed co-representative of the same certified class (collectively, the “Minority Stockholders”), answered and/or intervened in the 2003 Action, cross-claimed against WSI and filed a third-party petition against Stericycle.

The Minority Stockholders have asserted many of the same claims they have alleged in the Louisiana Suit (as defined and discussed below). In addition, the Minority Stockholders have asked the Court to deny 3CI’s request for declaratory relief, find that Stericycle and WSI have abused their duties to the minority stockholders of the Company and declare that Stericycle and WSI, among other things, (i) forfeit all payments, dividends, stock, and other forms of value that Stericycle and WSI have extracted from 3CI and its minority stockholders, (ii) pay actual damages of at least $28 million and reasonable punitive damages, and (iii) buy the capital stock of the minority stockholders of the Company at the relative value of 3CI’s shares to Stericycle’s shares at the time Stericycle gained control over 3CI, i.e. one share of Stericycle common stock for every five shares of Common Stock. Stericycle and WSI responded to these claims by denying the allegations and reasserting their claims that the Preferred Stock is convertible into 36,904,761 shares of Common Stock.

Pursuant to the terms of the Settlement Agreement in the Louisiana Suit (as discussed below), the Company, the Minority Stockholders, WSI, Stericycle and the four individual affiliates of Stericycle who are or were members of 3CI’s Board of Directors (the “Stericycle Affiliates”) have agreed to settle and compromise all claims that were brought or could have been brought in the 2003 Action or in the 1995 Action (subject to any provisions arising under the 1997 judgment in that case). For purposes of the settlement, the parties have stipulated that the Agreed Maximum Conversion Rate that is the subject matter of the declaratory judgment claims asserted in those cases shall be 1:1. As a result, upon final approval of the Settlement Agreement by the Louisiana Court, the Company shall issue to WSI 7,750,000 shares of Common Stock in conversion of the Preferred Stock. Further, upon final approval of the settlement of the Louisiana Suit by the Louisiana Court, the parties have agreed to dismiss with prejudice the 2003 Action and the 1995 Action (subject to any provisions arising under the 1997 judgment entered in that case).

Louisiana Litigation

On June 20, 2002, Larry F. Robb, individually, on behalf of a class of the minority stockholders of the Company who held shares of the Company’s common stock on September 30, 1998 or who acquired the Company’s common stock between September 30, 1998 and February 10, 2005 (the “Class”), and derivatively on behalf of the Company, filed cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al (the “Louisiana Suit”) in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Court”). In the Louisiana Suit, the Class originally asserted numerous claims of minority stockholder oppression, breach of fiduciary duty and unjust enrichment against WSI, Stericycle, the Stericycle Affiliates and the Company’s President and Chief Executive Officer. The Class excludes Stericycle and WSI and their affiliates and representatives and the three individuals who sold 932,770 shares of the Company’s common stock to Stericycle on May 1, 2002.

In December 2004, after conducting an investigation into the facts, arguments and other matters raised in the Louisiana Suit, a special committee of the Board of Directors of the Company comprised of the two directors who are not affiliated with Stericycle (the “Special Committee”), on behalf of the Company filed a joint petition with the Class in the Louisiana Suit (the “Joint Petition”). The Joint Petition amended and superseded the Class’ First Amended Petition. Pursuant to the Joint Petition, (i) the Company realigned itself as a plaintiff in the Louisiana Suit and joined on its own behalf in the prosecution of the claims asserted in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates collectively, (the “Louisiana Defendants”), and (ii) the Company’s President and Chief Executive Officer was non-suited. See Part III, Item 10—Directors and Executive Officers of the Registrant for a further description of the Special Committee’s authority, and Note II to the audited financial statements.

In connection with filing the Joint Petition, the Company entered into an Agreement for Joint Prosecution (the “Joint Prosecution Agreement”) with the Class and The Wynne Law Firm, legal counsel to the Class in the Louisiana Suit, (“Class Counsel”) Pursuant to the Joint Prosecution Agreement, the

Company and the Class agreed to jointly prosecute the claims asserted in the Louisiana Suit and to seek monetary damages and equitable remedies on behalf of both the Company and the Class. The Joint Prosecution Agreement became effective on April 21, 2005.

On January 24, 2005, the Louisiana Defendants filed Defendants’ Amended and Restated Answer, Affirmative Defenses, Third-Party Petition, and Counterclaims (the “Counterclaim”) against the Company and certain of its former officers and directors and the members of the Special Committee. In the Counterclaim, the Louisiana Defendants asserted contribution and indemnity claims against the Company and the Third-Party Defendants and breaches of fiduciary duties and facilitation or causation of insider trading against the members of the Special Committee, individually.

On October 25, 2005, the Louisiana Court dismissed all of the Louisiana Defendants’ remaining third-party claims against the former officers and directors and members of the Special Committee, except those alleging breaches of fiduciary duties by members of the Special Committee, which are stayed pursuant to a previous Louisiana Court order.

As of November 11, 2005, the Company, the Class, Class Counsel, and the Louisiana Defendants executed a Settlement Agreement (the “Settlement Agreement”) pursuant to which they have agreed to settle all claims in connection with the Louisiana Suit. Pursuant to the Settlement Agreement, Stericycle has agreed to pay $32,500,000 in cash to a trust fund established by a claims administrator approved by the Louisiana Court for the purpose of (i) settling all claims in the Louisiana Suit, in the 1995 Action (subject to any provisions arising under the 1997 judgment entered in that case) and in the 2003 Action, (ii) canceling, tendering or otherwise acquiring all shares of Common Stock owned by the members of the Class to the extent such shares were purchased on or prior to February 10, 2005, and (iii) paying approved administrative, Class attorney fees and other expenses. The Settlement Agreement also includes certain releases by the parties, their affiliates and representatives.

On December 16, 2005, the Louisiana Court preliminarily approved the terms of the Settlement Agreement and the form of notice to be sent to the members of the Class regarding the terms of the Settlement Agreement. The notice to Class members includes a $0.60 per share allocation as the consideration for the Company common stock to be purchased by Stericycle as part of the settlement and to be paid to Class members who file validated claims and who still hold their shares when the settlement receives final approval by the Louisiana Court. The balance of the $32,500,000 settlement amount, after deducting fees and expenses that currently are not anticipated to exceed $12.6 million, will be paid to Class members who file validated claims for their alleged damages in proportion to the length of time they held Common Stock from September 30, 1998 to February 10, 2005.

The Settlement Agreement and all of its terms remain subject to final approval by the Louisiana Court. The parties continue to negotiate the procedures necessary to effectuate the Settlement Agreement and prepare a formal Settlement Agreement and other documents to consummate the transactions contemplated by the Settlement Agreement. The Louisiana Court ordered the form of notice to be sent to all Class members no later than December 23, 2005, and scheduled a hearing at 1:30 p.m. on February 21, 2006, for final approval of the terms of the Settlement Agreement. Any objections to the settlement, including allocation of the settlement proceeds, must be filed by February 6, 2006. Upon final approval of the settlement by the Louisiana Court, the parties have agreed to dismiss with prejudice the Louisiana Suit,  the 2003 Action and the 1995 Action (subject to any provisions arising under the 1997 judgment entered in that case).

It is intended, as part of the settlement of the Louisiana Suit, that Stericycle will acquire sufficient shares of Common Stock so that, with the shares of Common Stock already owned by Stericycle and WSI, Stericycle will beneficially own 90% or more of 3CI’s Common Stock. In a filing with the Securities and Exchange Commission, dated November 22, 2005, Stericycle reported that if it acquires 90% or more of 3CI’s outstanding Common Stock, it intends to conduct a “short-form” merger under Delaware law at the earliest practicable time after such acquisition as it determines. If Stericycle consummates such a merger, it would own all of 3CI’s Common Stock.

Wrongful Death Action

On May 30, 2003, the mother and personal representative of the estate of Matthew Eldridge filed a wrongful death action styled, Savannah Georgia Eldridge, Individually and David Eldridge, as Personal Representative of the Estate of Matthew Eldridge, Deceased v. Terri Moore, as Personal Representative of the Estate of Robert J. Moore, II, Deceased, and 3CI Complete Compliance Corporation d/b/a American 3CI, Ford Motor Company and Taqqart Motor Company, Cause No. 03-5-12120, in the 267th Judicial District Court of Jackson County, Texas. Plaintiffs’ claims arise out of an April 17, 2003, automobile accident in which Matthew Eldridge died when his car was struck by a vehicle driven by Robert J. Moore. Plantiffs allege Mr. Moore was operating his vehicle negligently and in the course and scope of his employment with 3CI, and that 3CI is therefore vicariously liable for Mr. Moore’s negligence. Plaintiffs also allege that 3CI negligently directed Mr. Moore to operate his vehicle in an impaired condition. Plaintiffs allege they have suffered damages in an amount not to exceed $30,000,000.

The parties have been conducting discovery in the case and are attempting to schedule a mediation to discuss settlement. As of December 15, 2005, the suit has no trial setting. The Company believes Mr. Moore was not in the course and scope of its employment at the time of the accident and the Company was not negligent in its conduct with regard to Mr. Moore. The Company intends to vigorously defend itself against the Plaintiff’s claims, and believes, to the extent any liability might be assessed against it, such liability should be covered by its insurance carriers.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on August 3, 2005 to elect five directors of the Company. Of the 9,739,611 shares of Common Stock issued and outstanding as of June 24, 2005, which was the record date for the meeting, 8,790,125 shares of Common Stock were represented in person or by proxy at the meeting, which constituted a quorum for the transaction of all business to come before the meeting.

The proposal submitted to a vote at the meeting was the nomination of Mark C. Miller, Stephen B. Koenigsberg, Kevin J. McManus, Frank J. M. ten Brink and Anthony J. Tomasello to serve as directors of the Company until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. All of the persons nominated for election as directors of the Company received the favorable vote of the holders of a majority of the shares of Common Stock present at the meeting, whether in person or by proxy, and entitled to vote. The votes received by each of the nominees at the meeting were as follows:

Mark C. Miller	FOR:	7,804,388	AGAINST:	0	ABSTAIN:	985,737
Stephen B. Koenigsberg	FOR:	8,636,492	AGAINST:	0	ABSTAIN:	153,633
Kevin J. McManus	FOR:	8,636,418	AGAINST:	0	ABSTAIN:	153,707
Frank J. M. ten Brink	FOR:	7,804,388	AGAINST:	0	ABSTAIN:	985,737
Anthony J. Tomasello	FOR:	7,805,388	AGAINST:	0	ABSTAIN:	984,737

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol “TCCC.OB.” The following table provides the high and low bid quotations for the Common Stock on the OTC Bulletin Board for each of the quarterly periods indicated for the fiscal years ended September 30, 2004 and 2005. These quotations indicated the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL 2004
First Quarter	$0.39	$0.25
Second Quarter	$0.54	$0.28
Third Quarter	$0.46	$0.32
Fourth Quarter	$0.45	$0.21
FISCAL 2005:
First Quarter	$1.80	$0.37
Second Quarter	$1.35	$0.61
Third Quarter	$0.61	$0.31
Fourth Quarter	$0.41	$0.35

As of December 1, 2005, there were 230 owners of record of the Company’s Common Stock, and the per share closing sale price of the Common Stock on December 1, 2005 was $0.80.

The Company has not declared or paid any cash dividends on the Common Stock. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Item 6.                        Selected Financial Data.

The following information is derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report.

	Year Ended September 30,
	2005	2004	2003	2002 Restated(b)	2001 Restated(b)
Selected Statement of Operations Data:
Revenues	$12,182,251	$13,197,971	$14,127,896	$15,825,284	$18,818,157
Costs and expenses:
Cost of Services	7,193,358	7,976,781	8,677,416	10,204,857	12,753,066
Selling, general and administrative	4,978,564	4,134,796	3,557,809	2,992,753	2,674,155
Depreciation and amortization	437,558	579,512	600,728	703,794	1,597,229
Write-down of fixed assets(a)	872,785	—	—	—	2,631,885
Interest expense	86,293	143,741	165,918	466,842	885,449
Other (income) expense, net	195,834	478,724	215,834	227,211	165,273
Income tax expense (benefit)	(1,024,166)	135,177	(3,483,616)	—	—
Net income (loss)	$(557,975)	$(250,760)	$4,393,807	$1,229,827	$(1,888,900)
Basic net income (loss) per common share	$(0.03)	$(0.01)	$0.33	$0.13	$(0.21)
Diluted net income (loss) per common share	$(0.03)	$(0.01)	$0.25	$0.07	$(0.21)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Working capital (deficit)	$218,188	$1,732,544	$1,678,070	$1,850,796	$(2,533,225)
Property, plant and equipment, net(a)	923,184	1,966,694	2,244,155	2,947,393	3,583,751
Total assets	9,305,759	10,036,180	10,543,661	8,000,850	8,661,677
Long-term debt, current maturities	170,199	242,729	—	—	369,023
Long-term debt, net of current maturities	19,036	—	—	—	334,416
Long-term debt, affiliated lender, current maturities	1,126,930	246,400	1,123,537	1,002,433	5,229,379
Long-term debt, affiliated lender, net of current maturities	—	1,056,717	1,302,108	2,888,202	—
Shareholders’ equity	5,929,012	6,486,987	6,737,747	2,289,811	1,059,984

(a)           Refer to Note 3 to the audited financial statements for further discussion.

(b)          As discussed in Note 10 to the audited financial statements, the Company has restated its 2001 and 2002 financial statements to reflect the reversal of preferred stock dividend declarations previously reflected in the financial statements of those years. The impact of this restatement is as follows:

	Net income (loss) per share
	2002		2001		Stockholder’s equity
	Basic	Diluted	Basic	Diluted	2002	2001
As previously reported	$0.06	$0.06	$(0.30)	$(0.30)	$247,251	$(344,953)
Adjustment	0.07	0.01	0.09	0.09	2,042,560	1,404,937
As restated	$0.13	$0.07	$(0.21)	$(0.21)	$2,289,811	$1,059,984

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of some events that may allow a better understanding of the progression of the Company’s financial position and operating results.

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. As of December 15, 2005, the Company’s borrowed indebtedness consisted of amounts owed to WSI under a Second Amended and Restated Secured Promissory Note dated September 30, 2004 (the “WSI Note”). On August 12, 2005, the Company and WSI modified the WSI Note, effective July 1, 2005, to defer the required payments thereunder of $25,000 until January 5, 2006, at which time the monthly principal and interest repayments of $25,000 will resume. The maturity of the WSI Note remained April 3, 2006. As of September 30, 2005, and December 1, 2005, the outstanding balances under the WSI Note were approximately $1,150,877 and $1,163,555, respectively (including $23,947 and $36,625 of accrued interest, respectively). See Liquidity and Capital Resources herein and Note 6 to the audited financial statements.

From May 12, 2000 to December 2002, the Company’s Board had declared an aggregate of $2,203,717 in dividends on its outstanding Preferred Stock, all of which is held by WSI (collectively, the “Preferred Stock Dividends”). In December 2003, the Company, based on an opinion of legal counsel expert in Delaware corporate law, among other things, removed (i) the dividends payable on the Preferred Stock as a current liability on the Company’s balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (ii) the Preferred Stock Dividends as a line item on the Company’s statements of shareholders’ equity and statements of cash flows. See Part I, Item 3—Legal Proceedings.

The Company has been advised by WSI, Stericycle and the Stericycle Affiliates that they believe the Company is obligated to pay the dividends the Company previously recorded as payable on the Preferred Stock, under the circumstances described in the Board resolutions declaring such dividends (i.e., as and when the Board may direct). Due to the announced position of WSI, Stericycle and the Stericycle Affiliates on the Preferred Stock Dividends, the Company has accounted for the Preferred Stock Dividends as a contingent liability of $2,203,717. See Part III, Item 13—Certain Relationships and Related Transactions and Notes 10, 11 and 14 to the audited financial statements, regarding the Company’s accounting for such dividends.

During 2003, 2004 and 2005, the Company had significant legal issues with its majority stockholder, Stericycle, and its affiliates. These issues and their ensuing litigation have required material amounts of Company financial and operational resources. Although the Company has entered into a Settlement Agreement to settle and conclude these issues and the related litigation, the Settlement Agreement is subject to final, unappealable court approval. Until such final court approval is obtained and the settlement is concluded,  management believes the Louisiana Suit and the 2003 Action and related issues may continue to require significant attention by Board members and management and material expenditures of the financial resources of the Company. See Liquidity and Capital Resources and Part I, Item 3—Legal Proceedings.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of the Company’s 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

In 2004, the Company re-evaluated its deferred tax asset related to property and equipment and determined that a portion of the asset should be charged to expense. Therefore, in 2004 the Company incurred income tax expense and a pre-tax loss. In 2005, the Company changed its estimates related to property and equipment, and re-evaluated the need for a valuation allowance due to the profitability achieved during 2003 and 2002 as well as profitability expected in future years upon completion of the Louisiana Suit. As a result, the Company removed the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, an income tax benefit of approximately $1,024,000 was reflected in the fourth quarter of the Company’s 2005 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income. See Note 7 to the audited financial statements.

Year ended September 30, 2005 compared to the year ended September 30, 2004

Revenues decreased by $1,015,720, or 7.7%, to $12,182,251 during the fiscal year ended September 30, 2005, from $13,197,971 for the fiscal year ended September 30, 2004. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company’s efforts to focus on small quantity generators which provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services before depreciation and amortization and fixed asset write-down decreased $783,423 or 9.8%, to $7,193,358 during the year ended September 30, 2005, compared to $7,976,781 for the year ended September 30, 2004. The decrease was primarily attributable to a decrease in the volume of waste handled and related lower treatment and transportation costs. For the year ended September 30, 2005, gross margin before depreciation and amortization and fixed asset write-down increased to 41.0% compared to 39.6% of revenue for the fiscal year ended September 30, 2004.

Depreciation and amortization expense decreased $141,954, or 24.5%, to $437,558 for the fiscal year ended 2005, from $579,512 for the 2004 fiscal year.

Selling, general and administrative expenses increased $843,768, or 20.4%, to $4,978,564, or 40.9% of revenue, during the fiscal year ended September 30, 2005, from $4,134,796, or 31.3% of revenue, during the year ended September 30, 2004. This percentage increase is primarily the result of decreased revenue as well as an increase in legal expenses related to the Louisiana Suit.

Interest expense decreased by $57,448, or 40%, to $86,293 during the fiscal year ended September 30, 2005, as compared to $143,741 in the fiscal year ended September 30, 2004. This decrease was primarily due to reduced debt under the WSI Note.

Other income and expense increased by $589,895, or 123.2%, to $1,068,619 during the fiscal year ended September 30, 2005, from $478,724 for the fiscal year ended September 30, 2004. This increase was due to the fourth quarter writedown of the Company’s Springhill real property and building facility of approximately $873,000. Management was of the opinion that the carrying value of certain real property and a building reflected on the Company’s financial statements materially exceeded management’s estimate of the fair market value of the land and building, which was based on a prior appraisal and current market conditions. The Company does not anticipate any impact on future cash expenditures resulting from this non-cash charge.

Income tax benefit increased to $1,024,166 during the fiscal year ended September 30, 2005. For the fiscal year ended September 30, 2004 the Company recorded tax expense of $135,177. The increase was due to the additional anticipated benefit from the Company’s tax losses as well as the change in estimates regarding its property, plant and equipment. See Note 7 to the audited financial statements for further discussion.

Year ended September 30, 2004 compared to the year ended September 30, 2003

Revenues decreased by $929,925, or 6.6%, to $13,197,971 during the fiscal year ended September 30, 2004, from $14,127,896 for the fiscal year ended September 30, 2003. This decrease is primarily related to a reduction in the volume of waste handled. The reduction in volume was attributable to the Company’s efforts to focus on smaller quantity generators that provide higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services before depreciation and amortization and fixed asset write-down decreased $700,635 or 8.1%, to $7,976,781 during the year ended September 30, 2004, compared to $8,677,416 for the year ended September 30, 2003. The decrease was primarily attributable to a decrease in the volume of waste handled and lower treatment and transportation costs. For the year ended September 30, 2004, gross margin before depreciation and amortization and fixed asset write-down increased to 39.6% compared to 38.6% of revenue for the fiscal year ended September 30, 2003.

Depreciation and amortization expense decreased $21,216, or 3.5%, to $579,512 for the fiscal year ended 2004, from $600,728 for the 2003 fiscal year.

Selling, general and administrative expenses increased $576,987, or 16.2%, to $4,134,796, or 31.3% of revenue, during the fiscal year ended September 30, 2004, from $3,557,809, or 25.2% of revenue, for the year ended September 30, 2003. This percentage increase is primarily the result of lower revenue and an increase in legal expenses related to the Company’s disputes with WSI and Stericycle as to the appropriate conversion rate for the Preferred Stock, the 2003 Action and the work of the Special Committee.

Interest expense decreased by $22,177, or 13.4%, to $143,741 during the fiscal year ended September 30, 2004, compared to $165,918 for the fiscal year ended September 30, 2003. This decrease was primarily due to reduced debt and a decrease in the interest rate under the WSI Note, which is variable and tied to the prime interest rate.

Other income and expense increased by $262,890, or 121.8%, to $478,724 during the fiscal year ended September 30, 2004, from $215,834 for the fiscal year ended September 30, 2003. This increase was due to the settlement of legal matters and costs to dismantle and clean closed treatment facilities.

Income tax expense was $135,177 during the fiscal year ended September 30, 2004, compared to a $3,483,616 benefit during the fiscal year ended September 30, 2003. This reversal was due to the reduction of the income tax valuation allowance related to the deferred tax asset’s drop in value to $3,348,439. In 2004, the Company re-evaluated its deferred tax asset related to property and equipment and determined that a portion of the asset should be charged to expense. See Note 7 to the audited financial statements for further discussion.

Liquidity and Capital Resources

During 2003, 2004 and 2005, the Company incurred material legal expenses related to its disputes and litigation with Stericycle and its affiliates. During the 2005 and 2004 fiscal years, these legal expenses were approximately $1,900,000 and $1,500,000, respectively. As of November 11, 2005, the Company entered into a Settlement Agreement with the Class, Class Counsel, Stericycle, WSI and the Stericycle Affiliates, pursuant to which the parties agreed to settle all known and unknown claims among the parties and their affiliates. This Settlement Agreement has received preliminary approval, but remains subject to final, unappealable approval by the Louisiana Court. Until such final approval is obtained and the settlement is concluded, management believes the Louisiana Suit and the 2003 Action and related issues may continue to require a commitment of its financial resources and the amount of such commitment could be material.

See Part I, Item 3—Legal Proceedings and Part III, Item 13—Certain Relationships and Related Transactions.

During the fiscal years 2005, 2004 and 2003, the Company invested approximately $198,718, $249,904 and $205,867, respectively, for transportation, machinery and equipment at its transportation locations, as well as computer equipment and software.

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI and internally generated funds. As of December 15, 2005, the Company’s borrowed indebtedness consisted of amounts owed to WSI under the WSI Note. The WSI Note is payable in monthly payments of $25,000, due on the first day of each month, which are applied to principal and accrued interest calculated at the prime lending rate (7.25% as of December 15, 2005), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition) (the “Prime Rate”), not to exceed 13%. On August 12, 2005, the Company and WSI modified the WSI Note, effective July 1, 2005, to defer the payment of the required $25,000 payments until January 5, 2006, at which time the monthly principal and interest repayments of $25,000 will resume. As of September 30, 2005, and December 1, 2005, the outstanding balances under the WSI Note were approximately $1,150,877 and $1,163,555, respectively (including accrued interest of $23,947 and $36,625, respectively). In addition to the term note facility described above, the WSI Note includes a revolving credit agreement under which the Company can borrow up to and including $100,000; the Company has no borrowings outstanding under the revolving credit agreement. Borrowings under the WSI Note may be prepaid at any time without penalty. See Note 6 to the audited financial statements.

The WSI Note is subordinated to all security interests under the Shepherd Settlement Agreement (as defined and discussed in Part III, Item 13—Certain Relationships and Related Transactions), but otherwise is secured by substantially all of the Company’s assets. Pursuant to the WSI Note, the Company is required to achieve each fiscal quarter a minimum level of $500,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the then trailing six-month period, excluding certain expenses incurred by the Company that are related to the disputes regarding the conversion rate of the Preferred Stock and the Louisiana Suit.

The WSI Note matures on April 3, 2006. The Company has commenced discussions with WSI to extend the maturity date of the WSI Note, on its terms and conditions as of January 5, 2006, until the earlier of June 30, 2006, or the final effective date of the Settlement Agreement in the Louisiana Suit. No assurance can be given that an agreement to extend the WSI Note on such terms and conditions can be reached, or that if reached, the Company and WSI will timely execute a definitive extension of the WSI Note incorporating those terms and conditions. In addition to its discussions with WSI, the Company has held discussions to refinance its outstanding WSI Note balance with third-party lenders, and believes it might be able to obtain a credit facility for such refinancing with a third-party lender, provided, Stericycle would subordinate its security interest under the Shepherd Settlement Agreement to those of a third-party lender under such a new credit facility. No assurance can be given that if the Company could arrange such new third-party a credit facility, it would be on terms or conditions as favorable as those of the WSI Note, or that Stericycle would subordinate its security interest to those of a third-party lender to enable the Company to consummate such a credit facility. Failure of the Company to either consummate an extension of the WSI Note or a new credit facility to refinance the outstanding balance of the WSI Note, would force the Company to seek alternative sources of funds to pay the outstanding balance of the WSI Note on April 3, 2006, which could include a sale of assets. Failure to successfully obtain payment for the WSI Note on April 3, 2006, or actions required to obtain alternative source of funds to pay the WSI Note on April 3, 2006, including a sale of the Company’s assets, could have a material adverse effect on the Company’s financial condition and operations.

During 2004 and 2005, the Company’s transportation fuel costs increased significantly. In 2005 the Company imposed a fuel surcharge on its customers to mitigate the effect of the elevated fuel cost on the Company’s operations. The Company’s management believes this action offsets any adverse impact on the Company’s financial performance.

On September 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,350,461 which begin expiring in 2010. The Company also had state net operating losses at September 30, 2005. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carryforwards were reduced in 2003 to account for the portion of the net operating loss carryforwards the Company will not be able to utilize.

During the fourth quarter of the Company’s 2003 fiscal year, the Company reevaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of the Company’s 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income. See Note 7 to the audited financial statements.

At September 30, 2005, the Company had net working capital of $218,188 compared to net working capital of $1,732,544 at September 30, 2004. Of this $1,514,356 decrease, $880,530 was due to the WSI Note becoming a current liability, and most of the remaining $633,826 decrease was due to lower balances of cash, accounts receivable and prepaid expenses.

Net cash provided by operating activities was $207,964 for the year ended September 30, 2005, compared to $913,458 for the year ended September 30, 2004. This net decrease results from many factors—lower depreciation and amortization, higher inventory, decreases in accounts payable and affiliated company accounts payable, and a decrease in notes payable; offset by an increase from lower accounts receivable, lower prepaid expenses and other current assets, accrued liabilities and deferred revenue. Net cash provided by operations was $913,458 during the year ended September 30, 2004, compared to net cash provided by operations of $1,828,839 during the year ended September 30, 2003. This decrease primarily reflects the Company’s increase in accounts receivable.

Net cash used in investing activities for the year ended September 30, 2005, was $122,010 compared to $137,632 for the fiscal year ended September 30, 2004. The decrease was due to the combination of lower capital expenditures and lower proceeds from the sale of surplus assets. Net cash used in investing activities for the year ended September 30, 2004, was $137,632 compared to $683,371 for the fiscal year ended September 30, 2003. This decrease is attributed to the Company’s acquisition in 2003 of certain assets of PMT USA, Inc., d.b.a. Air & Sea Environmental (“Air & Sea”), and no similar acquisitions in 2004.

Net cash used in financing activities was $192,912 in the 2005 fiscal year compared to $1,122,528 in the fiscal 2004 year. This use of cash was used to retire debt to WSI and to make payments on equipment notes. Net cash used in financing activities was $1,122,528 in the 2004 fiscal year compared to $987,133 in the 2003 fiscal year. This use of cash was primarily used to retire debt to WSI.

Earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $(185,505) for fiscal 2005 year. This reflected a decrease of $793,195 from $607,670 for fiscal year 2004. The decrease was due to increased legal expense. EBITDA for fiscal year 2004 of $607,670 reflected a decrease of $1,069,167 from fiscal year 2003, which totaled $1,676,837. This decrease was primarily due to reduced revenue and increased legal expenses.

	Year Ending September 30,
	2005	2004	2003
Net income (loss)	$(557,975)	$(250,760)	$4,393,807
Interest expense	86,293	143,741	165,918
Income tax expense (benefit)	(1,024,166)	135,177	(3,483,616)
Non-cash write down	872,785	—	—
Depreciation and amortization expense	437,558	579,512	600,728
EBITDA(1)	(185,505)	607,670	1,676,837

(1)          EBITDA is calculated as the sum of net income, adding back interest expense, income tax expense, depreciation expense, amortization expense and non-cash items to the extent deducted in calculating net income. The Company considers EBITDA to be a widely accepted financial indicator of a company’s operating performance and ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with generally accepted accounting principles in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by the measure may not be available for management’s discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Critical Accounting Policies

The Company’s accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex.

Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles generally accepted in the United States of America. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. The policies considered by the Company to be critical accounting policies are described below.

Revenue Recognition.   The Company generally recognizes revenue when the regulated medical waste is delivered to a third party for processing. Ongoing assessments of the credit worthiness of customers provide the Company reasonable assurance of collectibility upon performance of services.

Accounts Receivable.   The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical write-off experience, net of recoveries, and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. No customer accounts for more than 1% of the Company’s sales, so this lack of concentration of credit risk is a favorable industry characteristic. The Company decreased its reserves in fiscal 2005, after charging off a number of accounts deemed uncollectible. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined the receivable will not be collected and/or when the account has been referred to a third-party collection agency.

Intangible Assets.   The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to at least annual impairment tests. The Company completed its annual goodwill impairment evaluation as of September 30, 2005, and determined its goodwill was not impaired. Intangible assets, other than trade names which have indefinite lives, continue to be amortized over their useful lives.

Item 7A.                Qualitative Disclosures about Market Risks.

The Company’s exposure to market risk includes the possibility of rising interest rates in connection with the WSI Note, which would increase the Company’s debt service obligation and could adversely affect the Company’s cash flows. The interest rate under the WSI Note is variable and tied to the prime rate, not to exceed 13%. An increase in the prime rate of 1% would have the effect of increasing interest expense by approximately $11,127 over 12 months. The Company does not utilize derivative financial instruments to mitigate the risks of changes in interest rates. For a further description of the WSI Note, see Part III, Item 13—Certain Relationships and Related Transactions.

Item 8.                        Financial Statements and Supplementary Data.

The financial statements and financial statement exhibits listed in Part IV, Items 15(a)(1) and 15(a)(2) are annexed to this Report as a separate section.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective October 18, 2004, the Board approved the engagement of Weaver and Tidwell, L.L.P. (“Weaver and Tidwell”) as the Company’s independent auditors for the fiscal year ending September 30, 2004 to replace the firm of Ernst & Young LLP (“Ernst & Young”). Ernst & Young was dismissed as independent auditor of the Company effective October 18, 2004. In connection with the audit of the Company’s financial statements for the fiscal year ended September 30, 2003 and in the subsequent interim period through October 18, 2004, which was the date of dismissal of Ernst & Young, there were no disagreements or reportable events, as those terms are defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, with Ernst & Young.

Item 9A.                Controls and Procedures.

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the CEO and the CFO concluded the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this Report, the Company has not made any change to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The following table sets forth certain information as of December 1, 2005, with respect to the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company or until their successors are duly elected and qualified.

Name	Age	Position
Stephen B. Koenigsberg(1)(2)(3)	58	Director
Kevin J. McManus(2)(3)	63	Director
Mark C. Miller	51	Director
Frank J. M. ten Brink	50	Director
Anthony J. Tomasello(1)	60	Director
Otley L. Smith, III	57	President and Chief Executive Officer
Matthew D. Peiffer	46	Chief Financial Officer, Secretary and Treasurer

(1)          Serves on the Compensation Committee.

(2)          Serves on the Audit Committee.

(3)          Serves on the Special Committee.

The Company’s executive officers are subject to annual appointment by the Board. Messrs. Miller, ten Brink and Tomasello serve as directors of the Company as nominees of WSI and Stericycle. There are no other arrangements or understandings with respect to the selection of officers and directors and there are no family relationships between any of such persons. Messrs. Miller and ten Brink are also directors and/or officers of Stericycle and/or WSI, and Mr. Tomasello is an employee and former officer of Stericycle. The following is a summary of the business background and experience of each of the persons named above:

Stephen B. Koenigsberg has served as a Director of the Company since July 2003. Mr. Koenigsberg serves as Director-Orthopedic Services of Union Memorial Hospital in Baltimore, Maryland. Mr. Koenigsberg previously served as Chief Financial Officer of Mount St. Johns Medical Center located in Antigua. Mr. Koenigsberg has also served as Chief Financial Officer of various hospitals and the President of State Sales and Service Corporation, a $52 million distribution company headquartered in Baltimore, Maryland, where he was involved in various acquisitions and international marketing. Prior to that, he served as Vice President of Finance and Systems for the Good Samaritan Hospital, the University of Maryland Hospital and Bon Secours Hospital. He also previously served as a staff accountant with Ernst & Ernst. Mr. Koenigsberg has served with national trade associations, including American Amusement Machine Association and Amusement and Music Operators of America, AAMA Charitable Foundation and the Maryland Governor’s task force to reinvent hospital rate reviews. He received a B.S. in accounting from the University of Maryland and an M.B.A. from Loyola College in Baltimore, Maryland.

Kevin J. McManus has served as a Director of the Company since July 2003. Mr. McManus serves as Vice President-Services of New England Health Enterprises, Inc., which is an owner and operator of fixed-site MRI facilities and mobile stereotactic biopsy services located in Concord, Massachusetts. Mr. McManus also acts as Treasurer, director of business planning and development and financial management of New England Health Enterprises. Mr. McManus also recently served as Chief Financial Officer of Saints Memorial Health Systems in Lowell, Massachusetts, during which he was involved in the merger of St. Joseph’s and St. John’s Hospitals in Lowell, Massachusetts, directed the process to obtain a $78 million tax-exempt bond and unified the entity’s financial functions after the mergers. He has served as Senior Vice President for Finance and Treasurer for Saint Vincent Healthcare Systems, Inc., a 578-bed acute care hospital in Worcester, Massachusetts with associated 530-bed nursing homes, Newton-Wellesley Hospital in Newton, Massachusetts and Charles Choate Memorial Hospital in Woburn, Massachusetts. Mr. McManus has served on the Mass Hospital Association in various capacities from 1976 through 1990, the Healthcare Financial Management Association and the Acton Community Housing Corporation. He received an M.B.A. from Northeastern University.

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

Frank J. M. ten Brink has served as a Director of the Company since October 1998. Mr. ten Brink has served as Stericycle’s Vice President, Finance and Chief Financial Officer since June 1997. From 1991 until 1996, he served as Chief Financial Officer of Hexacomb Corporation, and from 1996 until joining Stericycle, he served as Chief Financial Officer of Telular Corporation. Prior to 1991, Mr. ten Brink held various financial management positions with Interlake Corporation and Continental Bank of Illinois. He received a B.B.A. in international business and an M.B.A. in finance from the University of Oregon.

Anthony J. Tomasello has served as a Director of the Company since October 1998. Mr. Tomasello is currently an employee of Stericycle and served as Stericycle’s Executive Vice President and Chief Technical Officer from January 1999 to November 2003. Prior to that, he served as Stericycle’s Vice President, Operations, since August 1990. For eight years prior to joining Stericycle, Mr. Tomasello was President and Chief Operating Officer of Pi Enterprises and Orbital Systems, companies providing process and automation services. Mr. Tomasello received a B.S. in mechanical engineering from the University of Pittsburgh.

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

Matthew D. Peiffer has served as the Company’s Chief Financial Officer, Secretary and Treasurer since December 2004, and prior to that, served as the Company’s Acting Chief Financial Officer, Secretary and Treasurer since September 2004. Mr. Peiffer has more than 20 years of finance experience in both publicly traded and privately held companies. From August 2000 to August 2002, he was Chief Financial Officer for OraMetrix, Inc., a medical software company. From November 1998 to July 2000, he was Chief Financial Officer for FPIX, Inc., a building products software company. Mr. Peiffer also has finance experience with Samsung Telecommunications of America, Ericsson Wireless Systems and Lone Star Technologies. Mr. Peiffer graduated from the University of Texas at Austin with a Bachelor of Science in Mechanical Engineering and a M.B. A. in finance. Mr. Peiffer is a Certified Public Accountant licensed in the State of Texas. Mr. Peiffer is a member of the Board of Directors of Community Dental Care and a member of the Dallas County Appraisal Review Board.

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee and a Special Committee.

Audit Committee.   The functions of the Audit Committee include meeting with independent auditors annually to review financial results, audited financial statements, internal financial controls and procedures and audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of the Company’s independent accountants, approves services provided by the independent public accountants before those services are rendered and evaluates the possible effect the performance of those services will have on the accountants’ independence. The Board has adopted a written charter for the Audit Committee effective January 22, 2001, a copy of which was attached to the Company’s proxy statement filed with the Securities and Exchange Commission (“SEC”) on April 2, 2001. The Audit Committee was composed of Messrs. Koenigsberg, McManus and Waller until March 11, 2004, when Mr. Waller resigned from the Board. The Audit Committee currently consists of Messrs. Koenigsberg and McManus. On September 4, 2003, the Board determined that Mr. McManus, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as that term is defined in SEC Release No. 33-8177. All of the current members of the Audit Committee are independent in accordance with the existing requirements of Nasdaq’s listing standards.

Compensation Committee.   The Compensation Committee recommends to the Board the compensation for the Company’s executive officers, administers, makes awards under the Company’s compensation plans and monitors and makes recommendations with respect to the Company’s various employee benefit plans. The Compensation Committee was composed of Messrs. Waller, McManus and Tomasello until March 11, 2004, when Mr. Waller resigned from the Board. On July 8, 2004, Mr. McManus was replaced on the Compensation Committee by Mr. Koenigsberg. The Compensation Committee currently consists of Messrs. Tomasello and Koenigsberg.

Special Committee.   The Special Committee was established by the Board as of September 4, 2003, to act on behalf of the Company in connection with the Company’s dispute with WSI and Stericycle regarding the appropriate conversion rate of the Preferred Stock. The Board delegated to the Special Committee the exclusive authority to (i) make all inquiries, conduct all investigations and gather all information related to the appropriate conversion rate of the Preferred Stock; (ii) make or approve all decisions of the Company regarding the appropriate conversion rate of the Preferred Stock and all actions to be taken by the Company to resolve the disagreements with WSI and/or Stericycle, including the Company’s filing, amending, maintaining, prosecuting or settling of any legal proceedings; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing, without further action or ratification by the full Board.

As of January 8, 2004, the Board expanded the authority of the Special Committee such that the Special Committee has the exclusive power and authority on behalf of the Company to (i) make all inquiries, conduct all investigations and gather all information related to the Louisiana Suit, the 1995 Action and the 2003 Action, or any actions or proceedings related to any of the foregoing; (ii) make or approve all decisions of the Company related to the Louisiana Suit, the 1995 Action and the 2003 Action, including the Company’s filing, amending, maintaining, prosecuting or settling of any legal proceedings related to such suits; and (iii) exercise such other power and authority that may be exercised by the full Board with regard to the foregoing. The Special Committee is composed of Messrs. McManus and Koenigsberg, who are the independent directors on the Board not affiliated with Stericycle or WSI. See Part I, Item 3—Legal Proceedings and Part III, Item 13—Certain Relationships and Related Transactions.

Management and Board of Directors Changes

There have been no changes to the Company officers or the Board of Directors during the fiscal year 2005. During the 2004 fiscal year, Donald P. Zima served as the Company’s Chief Financial Officer from September 2003 to August 2004. In September 2004, the Board elected Matthew D. Peiffer as the Company’s Acting Chief Financial Officer, Secretary and Treasurer, and in December 2004, the Board elected Matthew D. Peiffer as the Company’s Chief Financial Officer, Secretary and Treasurer. In March 2004, Robert M. Waller resigned as a director of the Company and as a member of the Audit Committee, Compensation Committee and Special Committee. In April 2004, Jack W. Schuler resigned as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of its equity securities (the “Reporting Persons”) to file reports of ownership and reports of changes in ownership of such equity securities with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of forms and written representations received from the Reporting Persons by it with respect to the fiscal year ended September 30, 2005, the Company believes all filing requirements applicable to the Company’s officers, directors and greater than 10% stockholders have been met.

Code of Ethics

As of January 8, 2004, the Board adopted a Code of Ethics applicable to the Company’s employees, including the Chief Executive Officer, Chief Financial Officer, Controller and directors. A copy of the Company’s Code of Ethics was attached as an exhibit to the Company’s annual report on Form 10-K for the year ended September 30, 2003. The Company has posted the Code of Ethics on its website at http://www.american3ci.com and will furnish a copy of the Code of Ethics to any person without charge upon written request to the Secretary of the Company at the Company’s principal executive offices.

Item 11.                 Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to the cash compensation awarded to, earned by or paid to the Company’s executive officers for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003 who received bonus and salary which exceeded $100,000 in any of the years ended 2005, 2004 and 2003.

				Long Term Compensation Awards
		Annual Compensation		Securities Underlying	Other
Name and Principal Position	Year	Salary	Bonus	Options/SARs(#)	Compensation
Otley L. Smith III,	2005	$140,000	$21,000	—	$32,400	(1)
President and Chief Executive Officer	2004	$140,000	—	—	$17,178	(2)
	2003	$125,000	$20,000	—	$18,000	(2)
Matthew D. Peiffer,	2005	$125,000	—	—	$—
Chief Financial Officer Secretary, Treasurer	2004	$—	—	—	$—
	2003	$—	—	—	$—

(1)          Mr. Smith received this amount to cover certain travel and housing expenses in Dallas, Texas.

(2)          Mr. Smith received this amount to cover certain housing expenses in Dallas, Texas.

Description of the 2004 Stock Incentive Plan

In July 2004, the Board approved the 2004 Plan, which was subsequently approved by the Company’s stockholders in September 2004, to supplement and ultimately replace the Company’s 1992 Stock Option Plan (the “1992 Plan”). The purposes of the 2004 Plan are (i) to promote the long-term interests of the Company and its stockholders by strengthening the Company’s ability to attract, motivate and retain key personnel and (ii) to provide additional incentive for those persons through stock ownership and other incentives to improve operations, increase profits and strengthen the mutuality of interest between those persons and the Company. The following description of the 2004 Plan is only a summary; it does not purport to be a complete or detailed description of all of the provisions of the 2004 Plan. A copy of the 2004 Plan is attached as an exhibit to the Company’s proxy statement on Schedule 14A, which was filed with the SEC on August 12, 2004.

The 2004 Plan provides for the granting of (i) options to purchase Common Stock that qualify as “incentive stock options” (“Incentive Stock Options”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), (ii) options to purchase Common Stock that do not qualify as Incentive Stock Options (“Nonqualified Options”) and (iii) restricted stock. The total number of shares of Common Stock with respect to which awards may be granted under the 2004 Plan is 500,000 and the maximum number of shares of Common Stock that may be subject to awards to any one person under the 2004 Plan may not exceed 195,000 shares, subject, in each case, to equitable adjustment upon the occurrence of any stock dividend, stock split, combination, reclassification or similar change in the capital structure of the Company without consideration.

The 2004 Plan is administered by a committee appointed by the Board or if no such committee is selected, then by the Board itself (the “Committee”), which selects the participants to be granted awards under the 2004 Plan, determines the amount of grants to participants and prescribes discretionary terms and conditions of each award not otherwise fixed under the 2004 Plan. The Board has designated Messrs. McManus and Koenigsberg, the Company’s two Outside Directors as defined under Section 162(m) of the Code, as the members of the Committee with respect to the granting of awards to those persons defined as Covered Persons under the 2004 Plan, until either or both of such individuals are removed by the Board or resign. For all other grants of awards under the 2004 Plan, the Committee may consist of persons designated by the Board to administer the 2004 Plan, or if none are appointed, the Board itself. As of the date hereof, no awards have been granted under the 2004 Plan, and future awards cannot be quantified or estimated.

Incentive Stock Options must be granted with an exercise price equal to at least the fair market value of the Common Stock on the date of grant. If an Incentive Stock Option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of the Company’s stock, then the exercise price may not be less than 110% of the fair market value of the Common Stock covered by the option on the date the option is granted. In the Committee’s sole discretion, Nonqualified Options may be granted with an exercise price less than 100%, but no less than 85%, of the fair market value of the Common Stock on the date of grant, but not less than 85% of the fair market value.

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

The Committee may grant shares of Common Stock on such terms and conditions and subject to such repurchase or forfeiture restrictions, if any, as the Committee shall determine in its sole discretion (“Restricted Stock”), which terms, conditions and restrictions shall be set forth in the instrument evidencing the Restricted Stock award. The Committee may provide that the forfeiture restrictions shall lapse on the passage of time, the attainment of one or more performance targets established by the Committee or the occurrence of such other event or events determined to be appropriate by the Committee. The Committee, in its sole discretion, may waive the repurchase or forfeiture period and any other terms, conditions or restrictions on any Restricted Stock under such circumstances and subject to such terms and conditions as the Committee shall deem appropriate. However, the Committee may not waive the repurchase or forfeiture period with respect to a Restricted Stock award that has been granted if such award has been designed to meet the exception for performance-based compensation under Section 162(m) of the Code.

Description of the 1992 Stock Option Plan

Although the Board terminated the 1992 Plan effective upon the Company’s stockholders’ approval of the 2004 Plan in September 2004, all stock options currently outstanding under the 1992 Plan remain in effect until terminated pursuant to the terms of the applicable stock option agreements and the 1992 Plan. As of the date hereof, options to purchase an aggregate of 75,000 shares of Common Stock granted under the 1992 Plan are outstanding. Each option granted pursuant to the 1992 Plan was designated at the time of grant as either an incentive stock option or as a non-qualified stock option. The following description of the 1992 Plan is only a summary; it does not purport to be a complete or detailed description of all of the provisions of the 1992 Plan. A copy of the 1992 Plan will be furnished by the Company to any stockholder upon written request to the Secretary of the Company at the Company’s principal executive offices.

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

Option Grants in Last Fiscal Year

There were no options granted to the Company’s executive officers during the fiscal year ended September 30, 2005.

2005 Option Exercises and Year-End Option Values

The following table provides certain information regarding unexercised options to purchase shares of Common Stock granted by the Company to the Company’s executive officers earning in excess of $100,000 during the fiscal year ended September 30, 2005. No executives exercised any options to purchase Common Stock during the 2005 fiscal year.

	Number of Unexercised Options/SARs at Fiscal Year-Year		Value of Unexercised In-the-Money Options at Fiscal Year-Year
Name	Exercisable	Non-Exercisable	Exercisable		Non-Exercisable
Otley L. Smith III	75,000	—	$5,250	(1)	—

(1)          Based on the per share closing price of the Common Stock on the OTC Bulletin Board on September 30, 2005 of $0.40.

Equity Compensation Plan Information

The following table sets forth information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2005, including the 1992 Plan and the 2004 Plan. The 1992 Plan and the 2004 Plan have been approved by the Company’s stockholders.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)
Equity compensation plans approved by security holders	75,000	$0.33	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	75,000	$0.33	500,000

Employment Agreement

Otley L. Smith III serves as the Company’s President and Chief Executive Officer pursuant to a letter agreement executed on June 6, 2000 (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, Mr. Smith receives a base salary of $125,000 annually and was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $0.33 per share on June 8, 2000, all of which are now vested. Also, as an additional incentive, Mr. Smith is eligible for an annual bonus of up to $40,000 based on the Company achieving certain goals related to earnings and cash flow. In July 2004, the Board authorized a base annual salary for Mr. Smith of $140,000 payable retroactively from October 1, 2003.

Other than as set forth above, there are no compensatory plans or arrangements with respect to any individual named in the Summary Compensation Table above or otherwise which would result from the resignation, retirement or other termination of such individual’s employment with the Company or a change in control.

Compensation Committee Interlocks and Insider Participation

During the 2005 fiscal year, Messrs. Koenigsberg and Tomasello served on the Compensation Committee and participated in the deliberations concerning executive officer compensation. None of these persons serve on the compensation committee of any other company.

Director Compensation

During the fiscal year ended September 30, 2005, the Company’s directors who are affiliated with Stericycle received no compensation for their services as members of the Board. During the 2005 fiscal year, Messrs. Koenigsberg and McManus, the Company’s outside directors during the 2005 fiscal year, each were paid $2,000 plus expenses for each Board meeting they attended; $750 for their attendance at each Special Committee meeting held; and $500 plus expenses for each other Board committee meeting they attended. In August 2005, the Company also paid to Messrs. Koenigsberg and McManus $7,500 each for their service on the Special Committee for the 2005 fiscal year.

Common Stock Performance Graph

The following performance graph compares the performance of the Common Stock to the S&P 500 Stock Index and to a peer group of other public companies. The Peer Group Inx is comprised of New York Stock Exchange, American Stock Exchange and NASDAQ-listed companies having the standard industry classification codes 4950-4959. The graph assumes that the value of the investment in the Common Stock and each Index was $100.00 at September 30, 2000, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG 3CI COMPLETE COMPLIANCE CORPORATION, THE S & P 500 INDEX
AND A PEER GROUP

*                    $100 invested on 9/30/00 in stock or index including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 1, 2005, the number of shares of Common Stock beneficially owned by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each current director and executive officer and (iii) all directors and executive officers as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned.

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

(2)          An Amended Schedule 13D filed with the SEC on May 9, 2002 (the “Amended Schedule 13D”), reflects that WSI is the beneficial owner of 5,104,448 shares of Common Stock. The Amended Schedule 13D reflects that Stericycle owns 100% of WSI. The number of shares shown above assumes the conversion of the shares of Preferred Stock owned by WSI into 7,750,000 shares of Common Stock and includes 541,286 shares which WSI acquired via the exercise of warrants on December 19, 2002. Additionally, the Amended Schedule 13D reflects that Stericycle directly owns 932,770 shares of Common Stock. Including the shares of Common Stock held directly by Stericycle and those shares of the Company’s capital stock held through WSI, and assuming conversion of the outstanding shares of Preferred Stock at a ratio of 1-to-1, Stericycle is the beneficial owner of 81.9% of the Common Stock. Without the assumed conversion of the shares of Preferred Stock owned by WSI, Stericycle directly and through WSI owns 67.5% of the issued and outstanding shares of Common Stock. See Part III, Item 13—Certain Relationships and Related Transactions regarding additional shares of Common Stock that will be issued upon conversion of the Preferred Stock.

(3)          Includes 75,000 shares issuable upon the exercise of vested options.

(4)          Mr. Miller is an officer and director of Stericycle and WSI, and therefore, may be deemed to be the beneficial owner of shares of Common Stock owned by WSI and Stericycle. However, Mr. Miller specifically disclaims any beneficial ownership of such shares of Common Stock.

(5)          Mr. ten Brink is an officer of Stericycle and WSI, and therefore, may be deemed to be the beneficial owner of shares of Common Stock owned by WSI and Stericycle. However, Mr. ten Brink specifically disclaims any beneficial ownership of such shares of Common Stock.

(6)          Mr. Tomasello is an employee and former officer of Stericycle, and therefore, may be deemed to be the beneficial owner of shares of Common Stock owned by WSI and Stericycle. However, Mr. Tomasello specifically disclaims any beneficial ownership of such shares of Common Stock.

Item 13.                 Certain Relationships and Related Transactions.

Stericycle and WSI

Three of the five directors currently serving on the Board are affiliates of Stericycle and WSI. Mark C. Miller, the Company’s Chairman of the Board, also currently serves as President and Chief Executive Officer and a director of Stericycle and WSI. Anthony J. Tomasello, who is a director of the Company and serves on the Compensation Committee, is an employee of Stericycle and is the former Executive Vice President and Chief Technical Officer of Stericycle. Lastly, Frank J. M. ten Brink, a director of the Company, serves as Stericycle’s Executive Vice President and Chief Financial Officer and as a Vice President and director of WSI.

Stericycle filed a Schedule 13/A dated November 22, 2005, with the SEC in which Stericycle reported owning beneficially 6,578,504 or 67.5% of 3CI. Also, in this filing Stericycle reported that as part of the settlement among the parties to the Louisiana Suit, that occurred as of November 11, 2005, it is intended that Stericycle acquire sufficient shares of 3CI’s Common Stock so that, with the shares of Common Stock already owned by Stericycle and its wholly-owned subsidiary, WSI, Stericycle will beneficially own 90% or more of 3CI’s outstanding Common Stock. Stericycle reported in its Schedule 13/A that if it acquires 90% or more of 3CI’s Common Stock, it intends to conduct a “short-form” merger under Delaware law at the earliest practicable time after such acquisition as Stericycle determines, through which merger Stericycle would acquire the balance of 3CI’s outstanding Common Stock.

The Shepherd Transactions

In addition to its ownership of WSI, Stericycle directly owns 932,770 shares of Common Stock, which it purchased on May 1, 2002 from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the “Shepherd Parties”) pursuant to a purchase agreement dated as of April 30, 2002 (the “Shepherd Purchase Agreement”). According to a Schedule 13D/A filed by Stericycle with the SEC on May 9, 2002, Stericycle purchased and was assigned, among other things, (i) certain profit-sharing rights, put rights and other rights of the Shepherd Parties under the Settlement Agreement, effective January 10, 1996, by and among the Company, the Shepherd Parties, WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), and (ii) the Shepherd Parties’ interest in all security agreements, mortgages and other instruments securing the Company’s obligations to the Shepherd Parties under the Shepherd Settlement Agreement.

Pursuant to the Shepherd Settlement Agreement, the Company is obligated to, among other things, repurchase 932,770 shares of Common Stock held by the Stericycle for $2.50 per share in certain events, including the Company’s bankruptcy or if WSI ceases to be the largest beneficial holder of the Company’s Common Stock (the “Put Right”). The Put Right has never been exercised, and the Company does not believe an event has occurred that would obligate the Company to purchase the 932,770 shares of Common Stock pursuant to the Put Right. Stericycle has agreed, pursuant to an Agreement dated as of September 30, 1998, by and among the Company, WSI and Stericycle, that if the Put Right is ever exercised, it would cause WSI to assume financial responsibility for satisfying the repurchase of the 932,770 shares of Common Stock subject to the Put Right either directly or by advancing such sums to the Company as may in WSI’s discretion be appropriate to enable the Company to satisfy the repurchase.

Pursuant to a letter agreement dated May 23, 2002, between the Company and Stericycle (the “Letter Agreement”), the Company pays Stericycle $23,000 per month in lieu of certain profit-sharing obligations that existed under the Shepherd Settlement Agreement (the “Profit Sharing Rights”). This $23,000 per month payment continues until mutually agreed otherwise by the Company and Stericycle or until expiration of the Profit-Sharing Rights pursuant to the Shepherd Settlement Agreement.

As of September 30, 2005, the Company has paid to Stericycle a total of $943,000 in connection with the Profit-Sharing Rights, of which $276,000 was paid during the fiscal year ended September 30, 2005. The obligations of the Company to Stericycle, as the assignee of the Shepherd Parties’ rights and obligations under the Shepherd Settlement Agreement, are secured by a security interest in most of the assets of the Company, which, pursuant to the Shepherd Settlement Agreement, holds a priority over the security interest of WSI in such assets under the WSI Note.

Pursuant to the Shepherd Settlement Agreement, the Profit-Sharing Rights will expire only if (i) the per share market price of the Company’s Common Stock exceeds $2.50 for 42 consecutive trading days, or (ii) the Company exercises its option to pay to Stericycle an amount equal to 670,470 multiplied by the amount by which $2.50 exceeds the 42-day moving average of the trading price of the Common Stock on the date of such payment. As of December 29, 2005, neither of these events has occurred. Upon the expiration of the Profit-Sharing Rights, the Put Right would also expire. See Note 9 to the audited financial statements.

The Company’s Preferred Stock

Prior to April 6, 2003, WSI owned 7,750,000 shares of the Company’s Preferred Stock, which represented all of the Company’s outstanding Preferred Stock. Since April 6, 2003, the automatic conversion date for the Preferred Stock, WSI has held a right to such number of shares of Common Stock as shall be issued upon determination of the appropriate conversion rate of the 7,750,000 shares of Preferred Stock.

The Company has not issued any shares of Common Stock and has not recorded any increase in the outstanding Common Stock relative to the conversion of the Preferred Stock. On April 2, 2003, the Company, WSI and Stericycle entered into the Agreement to Defer Conversion, pursuant to which all parties agreed that the Company will not issue any Common Stock upon conversion of the Preferred Stock until a judicial judgment as to the appropriate conversion rate has become final and non-appealable. See Part I, Item 3—Legal Proceedings—Judicial Filings Regarding the Conversion of the Company’s Preferred Stock, for a description of various pending legal proceedings to determine the appropriate conversion rate for the Preferred Stock.

On December 11, 2003, the Company obtained an opinion of counsel expert in Delaware corporate law that (i) the declarations of dividends on the Preferred Stock had not been effective to declare and obligate the Company to pay such dividends, and (ii) since pursuant to the terms and conditions of the respective certificates of designations governing the Preferred Stock, all of the outstanding Preferred Stock automatically converted into shares of Common Stock on April 6, 2003, dividends cannot now be declared and paid on the Preferred Stock. Accordingly, the Company removed (a) the dividends payable on the Preferred Stock as a current liability on the Company’s balance sheets and as an adjustment of net income (loss) applicable to common shareholders on the statements of operations, and (b) the Preferred Stock Dividends as a line item on the Company’s statements of shareholders’ equity and statements of cash flows. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 10, 11 and 14 to the audited financial statements.

WSI, Stericycle and the Stericycle Affiliates have advised the Company they believe that the Company is obligated to pay the dividends the Company has recorded as payable on the Preferred Stock, under the circumstances described in the Board resolutions declaring such dividends (i.e., as and when the Board may direct). Due to the announced position of WSI, Stericycle and the Stericycle Affiliates on the Preferred Stock Dividends, the Company has determined the aggregate amount of the Preferred Stock Dividends ($2,203,717) to be a contingent liability. Accordingly, the signature in this Report of any director of the Company who is also an affiliate of Stericycle should only be viewed as an affirmative agreement regarding the adequacy of the disclosure in this Report regarding the Preferred Stock Dividends, and not an agreement regarding the merit of the Company’s position with respect to the Preferred Stock Dividends.

Litigation

See Part I, Item 3—Legal Proceedings, for a description of various law suits among the Company, Stericycle, WSI, the Stericycle Affiliates, the minority stockholders of 3CI and other related parties, including specifically a discussion of an agreement to settle the Louisiana Suit, which would enable Stericycle to acquire all of the outstanding capital stock of 3CI.

The WSI Note

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using borrowings from WSI. As of December 15, 2005, all of the Company’s borrowed indebtedness consisted of money borrowed under theWSI Note.

As of September 30, 2005 and December 1, 2005, the Company owed WSI the aggregate amounts of principal and interest $1,150,877 and $1,163,555, respectively, pursuant to the terms of the WSI Note. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 9 to the audited financial statements.

Other Transactions

The Company contracts with Stericycle to provide treatment and disposal services for the medical waste collected and transported by the Company from its customers. This waste is currently treated at Stericycle’s facilities located in Conroe, Texas, Memphis, Tennessee and Reserve, Louisiana. The fees remitted by the Company to Stericycle for these services are paid in accordance with the Company’s letter agreement with Stericycle and totaled $1,251,815, $1,627,282 and $1,960,091 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. See Part I, Item 1—Industry Overview, Services and Operations, for a more detailed description of the Company’s contract with Stericycle for these services.

In 2002, Stericycle began providing long-haul transportation services to the Company. The fees for these services totaled $449,540, $568,840 and $695,020 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. See Part I, Item 1—Industry Overview, Services and Operations, for a more detailed description of the Company’s contract with Stericycle for these services.

Stericycle, the largest medical waste management company in North America, operates in the Company’s markets and directly competes with the Company for customer business. See Part I, Item 1—Industry Overview, Competition and Note 9 to the audited financial statements.

Item 14.                 Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Weaver and Tidwell for professional services rendered in connection with its audit of the Company’s financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 and its review of the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q during the 2005 fiscal year were approximately

$62,000. The aggregate fees billed by Ernst & Young for its review of this Report were approximately $5,000.

The aggregate fees billed by Weaver and Tidwell for professional services in connection with its audit of the Company’s financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, were approximately $45,000. The aggregate fees billed by Ernest & Young for its review of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, and the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q during such fiscal year were approximately $20,000.

Audit-Related Fees

Neither Ernst & Young nor Weaver and Tidwell billed the Company for any fees during the years ended September 30, 2004 and 2005 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in the preceding paragraph.

Tax Fees

Weaver and Tidwell billed the Company $6,215 during the year ended September 30, 2005 for services rendered relating to tax compliance. Neither Ernst & Young nor Weaver and Tidwell billed the Company for any fees during the 2004 fiscal year for services rendered relating to tax compliance, tax advice or tax planning.

All Other Fees

Weaver and Tidwell billed the Company during the year ended September 30, 2004 for services related to its audit of the Company’s prior 401(k) plan. Ernst & Young did not bill the Company during the years ended September 30, 2004 and 2005 for products and services, other than the services referred to in the preceding paragraphs. Hartman, Leito and Bolt billed the Company $2,000 during the year ended September 30, 2005 for tax related consulting services.

In accordance with policies adopted by the Company’s Audit Committee, all audit and non-audit related services to be performed by the Company’s independent public accountants must be approved in advance by the Audit Committee or by a designated member of the Audit Committee.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as a part of this Report:

(1)         Financial Statements

The audited financial statements and reports as detailed in the Index to Financial Statements and Schedules for the years ended September 30, 2005, 2004 and 2003, which are required in response to Part II, Item 8 of Form 10-K, are annexed to this Report as a separate section beginning on page F-1.

(2)         Financial Statement Schedule

The financial statement schedule for the years ended September 30, 2005, 2004 and 2003, which are required by Part II, Item 8 of Form 10-K, is annexed to this Report as a separate section.

(3)         Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3(a) of 3CI’s Registration Statement on Form S-1 (No. 33-45632) effective April 14, 1992).
3.2

Amendment to 3CI’s Certificate of Incorporation, as amended effective June 13, 1995 (incorporated by reference to Exhibit 3.1 of 3CI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

3.3

Amendment to 3CI’s Certificate of Incorporation, as amended, effective March 23, 1998 (incorporated by reference to Exhibit 3.3 of 3CI’s Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).

3.4	Bylaws, effective May 14, 1995 (incorporated by reference to Exhibit 3.2 of 3CI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
3.5	Amendment of Bylaws effective October 1, 1998 (incorporated by reference to 3CI’s Annual Report on Form 10-K for the year ended September 30, 1998, filed on January 12, 1999).
3.6	Certificate of Designations of 3CI’s Series A Preferred Stock (incorporated by reference to Exhibit 3.6 of 3CI’s Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.7	Certificate of Designations of 3CI’s Series B Preferred Stock (incorporated by reference to Exhibit 3.7 of 3CI’s Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
3.8	Certificate of Designations of 3CI’s Series C Preferred Stock (incorporated by reference to Exhibit 3.8 of 3CI’s Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).
4.1

Amended and Restated Secured Promissory Note dated October 1, 1998, in the principal amount of $5,487,307.13 between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1998 filed January 12, 1999).

4.2

Loan Agreement and Note Amendment dated December 18, 1998, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).

4.3

Letter Agreement and Note Amendment dated August 10, 2000, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.3 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1999, filed December 28, 2000).

4.4

Letter Agreement and Note Amendment dated December 20, 2000, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.4 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1999, filed December 28, 2000).

4.5

Letter Agreement and Note Amendment dated March 5, 2001, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.5 of ECI’s Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).

4.6

Letter Agreement and Note Amendment dated June 26, 2001, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.6 of 3CI’s Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).

4.7

Letter Agreement and Note Amendment dated December 20, 2001, by 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.7 of 3CI’s Annual Report on Form 10-K405 for the year ended September 30, 2001, filed January 15, 2002).

4.8

Letter Agreement and Note Amendment dated May 23, 2002, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.8 to 3CI’s Annual Report on Form 10-K for the year ended September 30, 2002, filed January 14, 2003).

4.9

Letter Agreement and Note Amendment dated October 1, 2003, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 4.9 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 2003, filed January 15, 2004).

4.10

Second Amended and Restated Secured Promissory Note, dated as of September 30, 2004, in the principal amount of $1,302,826.48, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 10.12 of 3CI’s Periodic Report on Form 8-K, filed September 30, 2004).

4.11

Note Modification Agreement, dated as of August 12, 2005, by and between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 10.1 of 3CI’s Quarterly Report on Form 10-Q, filed August 15, 2005).

10.1	1992 Stock Option Plan of 3CI (incorporated by reference to Exhibit 10(m) of 3CI’s Registration Statement on Form S-1 (No. 33-45632) effective April 14, 1992).
10.2

Settlement Agreement dated January 1996, by and among James Shepherd, Michael Shepherd and Richard T. McElhannon as Releassors, and the Company, Georg Rethmann, Dr. Herrmann Niehues, Jurgen Thomas, Charles Crochet and Waste Systems, Inc., as Releasees (incorporated by reference to Exhibit 10.23 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1996, filed January 14, 1997).

10.3

Exchange Agreement between 3CI and Waste Systems, Inc. dated as of June 24, 1997 (incorporated by reference to Exhibit 10.12 of 3CI’s Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.4

Stock Purchase and Note Modification Agreement dated as of February 19, 1998, between 3CI and Waste Systems, Inc. (incorporated by reference to Exhibit 10.13 of 3CI’s Registration Statement on Form S-1 (No. 333-48499), filed March 24, 1998).

10.5

Agreement dated September 30, 1998, among 3CI, Waste Systems, Inc. and Stericycle, Inc. regarding Section 203 of the Delaware General Corporation Law (incorporated by reference to Exhibit 10.14 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1998, filed January 12, 1999).

10.6

LaSalle National Leasing master lease agreement dated June 18, 1999 between LaSalle National Leasing as lessor and the Company as lessee (incorporated by reference to Exhibit 10.12 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 1999, filed January 12, 2000).

10.7

Agreement to Defer Conversion of Preferred Stocks, dated as of April 3, 2003, by and among 3CI, Waste Systems, Inc. and Stericycle, Inc. (incorporated by reference to Exhibit 10.9 of 3CI’s Quarterly Report on Form 10-Q/A for the quarter ended March 30, 2003, filed May 22, 2003).

10.8

Offer Letter, dated June 6, 2000, by and between 3CI and Otley L. Smith III (incorporated by reference to Exhibit 10.11 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 2003, filed January 15, 2004).

10.9	American 3CI 2004 Stock Incentive Plan (incorporated by reference to Exhibit A of 3CI’s Proxy Statement on Schedule 14A, filed August 12, 2004).
10.10	Agreement for Joint Prosecution, dated as of October 8, 2004 (incorporated by reference to Exhibit 10.13 of 3CI’s Periodic Report on Form 8-K, filed December 13, 2004).

10.11

Form of Indemnification Agreement by and between 3CI and each of Otley L. Smith III, Donald P. Zima, Matthew D. Peiffer, Mark C. Miller, Stephen B. Koenigsberg, Frank J. M. ten Brink, Anthony J. Tomasello, Jack W. Schuler, Robert M. Waller and Kevin J. McManus (incorporated by reference to Exhibit 10.11 of 3CI’s Annual Report on Form 10-K, filed on December 29, 2004).

10.12

Settlement Agreement, dated November 11, 2005, by and among 3CI, Stericycle, Inc., Waste Systems, Inc., certain affiliates of Stericycle, Inc., and Larry F. Robb, individually and on behalf of a class of the minority stockholders of 3CI (incorporated by reference to Exhibit 10.15 of 3CI’s Periodic Report on Form 8-K, filed on November 17, 2005).

14.1

Code of Business Conduct and Ethics of 3CI Complete Compliance Corporation (incorporated by reference to Exhibit 14.1 of 3CI’s Annual Report on Form 10-K for the year ended September 30, 2003, filed January 15, 2004).

31*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Plaintiffs’ and 3CI’s Joint Motion for Leave to File Plaintiffs’ and 3CI’s Joint Petition, filed in Robb et al. v. Stericycle, Inc. with the First Judicial District Court, Caddo Parish, Louisiana on December 10, 2004 (incorporated by reference to Exhibit 99.1 of 3CI’s Periodic Report on Form 8-K, filed on December 13, 2004).

99.2

Order on Preliminary Fairness Hearing by the First Judicial District Court, Caddo Parish, Louisiana, on December 16, 2005 (incorporated by reference to Exhibit 99.2 of 3CI’s Periodic Report on Form 8-K, filed on December 22, 2005).

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

3CI COMPLETE COMPLIANCE CORPORATION
By:	/s/ MATTHEW D. PEIFFER
Matthew D. Peiffer
Chief Financial Officer, Secretary and Treasurer
Date:	December 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ OTLEY L. SMITH III	President and Chief Executive Officer	December 29, 2005
Otley L. Smith III
/s/ MATTHEW D. PEIFFER	Chief Financial Officer, Secretary and	December 29, 2005
Matthew D. Peiffer	Treasurer
/s/ MARK C. MILLER	Chairman of the Board and Director	December 29, 2005
Mark C. Miller
/s/ FRANK J. M. TEN BRINK	Director	December 29, 2005
Frank J. M. ten Brink
/s/ ANTHONY J. TOMASELLO	Director	December 29, 2005
Anthony J. Tomasello
/s/ KEVIN J. MCMANUS	Director	December 29, 2005
Kevin J. McManus
/s/ STEPHEN B. KOENIGSBERG	Director	December 29, 2005
Stephen B. Koenigsberg

All other Schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
3CI Complete Compliance Corporation
Grand Prairie, Texas

We have audited the accompanying balance sheets of 3CI Complete Compliance Corporation as of September 30, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the 2005 and 2004 information in the financial statement schedule listed in the index at item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3CI Complete Compliance Corporation as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 4, 2005
(except for Note 15, as to which
the date is December 16, 2005)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 3CI Complete Compliance Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of 3CI Complete Compliance Corporation for the year ended September 30, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of 3CI Complete Compliance Corporation for the year ended September 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
December 4, 2003
except for Note 10 (Preferred Stock Dividends)
as to which the date is December 22, 2003

3CI COMPLETE COMPLIANCE CORPORATION
BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$603,395	$710,353
Accounts receivable, net allowances of $215,885 and $218,819 at September 30, 2005 and 2004, respectively	2,384,614	2,765,159
Inventory	92,433	69,916
Prepaid expenses	363,539	480,837
Deferred income taxes	131,918	127,955
Other current assets, net of allowances $111,923 at September 30, 2004	—	70,800
Total current assets	3,575,899	4,225,020
Property, plant and equipment, at cost	4,594,444	6,787,197
Accumulated depreciation	(3,671,260)	(4,820,503)
Net property, plant and equipment	923,184	1,966,694
Goodwill, net of accumulated amortization of $547,748	262,243	262,243
Intangibles, net of accumulated amortization of $349,877 and $291,884 at September 30, 2005 and 2004 respectively	224,823	282,816
Deferred income taxes	4,240,687	3,220,484
Other assets	78,923	78,923
Total assets	$9,305,759	$10,036,180
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable, current portion	$170,199	$242,729
Accounts payable	314,404	489,157
Accounts payable, affiliated companies	338,379	693,502
Accrued liabilities	1,320,019	820,359
Deferred revenue	87,780	329
Note payable majority shareholder, current portion	1,126,930	246,400
Total current liabilities	3,357,711	2,492,476
Note payable majority shareholder, net of current portion	—	1,056,717
Note payable, net of current portion	19,036	—
Total liabilities	3,376,747	3,549,193
Shareholders’ Equity :
Common stock, $0.01 par value, authorized 40,450,000 shares; Issued 9,774,111 shares at September 30, 2005 and 2004, respectively	97,742	97,742
Common stock to be issued (Note10)	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital—common stock	20,519,861	20,519,861
Accumulated deficit	(22,386,996)	(21,829,021)
Total shareholders’ equity	5,929,012	6,486,987
Total liabilities and shareholders’ equity	$9,305,759	$10,036,180

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended September 30,
	2005	2004	2003
Revenues	$12,182,251	$13,197,971	$14,127,896
Expenses:
Cost of services	7,193,358	7,976,781	8,677,416
Depreciation and amortization	437,558	579,512	600,728
Selling, general and administrative	4,978,564	4,134,796	3,557,809
Interest expense	86,293	143,741	165,918
Write down of PP&E	872,785	—	—
Other (income) expense, net	195,834	478,724	215,834
Income (loss) before income taxes	(1,582,141)	(115,583)	910,191
Income taxes	1,024,166	(135,177)	3,483,616
Net income (loss)	$(557,975)	$(250,760)	$4,393,807
Basic earnings per share:
Basic net income (loss) per share	$(0.03)	$(0.01)	$0.33
Diluted earnings per share:
Diluted net income (loss) per share	$(0.03)	$(0.01)	$0.25

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
	Preferred		Additional	Common		Common Shares	Additional	Deficit		Total
	Shares	Preferred	Paid-In	Shares	Common	to be issued	Paid-In	Restated—	Treasury	Shareholders’
	Issued	stock	Capital	Issued	stock	See note 10	Capital	See Note 15	stock	Equity (Deficit)
Balance at September 30, 2002	7,750,000	$77,500	$7,672,500	9,232,825	$92,329	—	$20,471,145	$(25,972,068)	$(51,595)	$2,289,811
Issuance of Warrants
Issuance of common stock				541,286	5,413		48,716			54,129
Conversion of Preferred Stock—See Note 10	(7,750,000)	(77,500)	(7,672,500)			7,750,000
Net income								4,393,807		4,393,807
Balance at September 30, 2003	—	—	—	9,774,111	$97,742	$7,750,000	$20,519,861	$(21,578,261)	$(51,595)	$6,737,747
Issuance of Warrants
Issuance of common stock										—
Issueance of stock options for compensation
Adjustment to Equity
Net income								(250,760)		(250,760)
Balance at September 30, 2004	—	—	—	9,774,111	$97,742	$7,750,000	$20,519,861	$(21,829,021)	$(51,595)	$6,486,987
Issuance of Warrants
Issuance of common stock										—
Issueance of stock options for compensation
Adjustment to Equity
Net income								(557,975)		(557,975)
Balance at September 30, 2005	—	—	—	9,774,111	$97,742	$7,750,000	$20,519,861	$(22,386,996)	$(51,595)	$5,929,012

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(557,975)	$(250,760)	$4,393,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (Gain) on disposal of fixed and intangible assets	(33,226)	3,699	(56,454)
Depreciation and amortization	437,558	579,512	600,728
Deferred income taxes	(1,024,166)	135,177	(3,483,616)
Impairment of Assets	872,785	—	—
Change in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable, net	380,545	(224,771)	784,141
(Increase) Decrease in inventory	(22,517)	3,609	6,785
(Increase) Decrease in prepaid expenses	117,298	(143,523)	(10,603)
(Increase) Decrease in other current assets	70,800	(54,963)	34,186
Increase (Decrease) in accounts payable	(174,753)	156,287	(102,441)
Increase (Decrease)in accounts payable, affiliated companies	(355,123)	269,900	(439,725)
Increase (Decrease) in accrued liabilities	499,660	219,054	130,604
Principal Increase (Decrease) of insurance notes payable	(90,373)	219,908	(28,573)
Increase (Decrease) in deferred revenue	87,451	329	—
Total adjustments to net income (loss)	765,939	1,164,218	(2,564,968)
Net cash provided by operating activities	207,964	913,458	1,828,839
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	76,708	112,272	26,996
Acquisition of intangible assets from Air & Sea	—	—	(504,500)
Purchase of property, plant and equipment	(198,718)	(249,904)	(205,867)
Net cash used in investing activities:	(122,010)	(137,632)	(683,371)
Cash flows from financing activities:
Reduction of note payable to majority shareholders	(176,187)	(1,122,528)	(1,041,262)
Proceeds from issuance of common stock	—	—	54,129
Payments on equipment notes	(16,725)	—	—
Net cash flows used in financing activities	(192,912)	(1,122,528)	(987,133)
Net increase in cash and cash equivalents	(106,958)	(346,702)	158,335
Cash and cash equivalents, beginning of period	710,353	1,057,055	898,720
Cash and cash equivalents, end of period	$603,395	$710,353	$1,057,055
Supplemental Disclosures:
Cash paid for interest	$66,569	$143,741	$199,249
Non-Cash Activities:
Principal reduction of note payable to majority shareholder from transfer of fixed assets	$—	$—	$423,728
Acquisition of vehicles with notes payable	$53,604	$—	$—

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

Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation (“Stericycle”), acquired 100% of the common stock of Waste Systems, Inc. (“WSI”) for $10 million. As a result of the transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.5% or 6,578,504 shares of the outstanding common stock and 100% of the shares of common stock to be issued by the Company as a result of the conversion of the Company’s preferred stock. See Note 10 for details on the conversion of the preferred stock to common stock.

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

Intangible Assets

The Company adopted Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets” (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests.

The Company completed its annual goodwill impairment evaluation as of September 30, 2005, and determined its goodwill was not impaired. The Company’s net goodwill was $262,243 at September 30, 2005 and 2004.

Intangible assets, other than trade names which have indefinite lives, continue to be amortized over their useful lives. At September 30, 2005 and 2004, other net intangible assets consisted of the following:

	2005	2004
Customer List	$213,023	$253,316
Non-compete agreements	11,800	29,500
	$224,823	$282,816

The other intangible assets will be amortized over their estimated useful lives of three to 20 years. Amortization expense including impairment of other intangible assets was $57,993, $167,790, $85,893 for each of the three years ending September 30, 2005, 2004 and 2003, respectively.

The other intangible assets will be amortized over the following fiscal years:

Year ended September:	Amortization
2006	$48,960
2007	37,160
2008	37,160
2009	37,160
2010 and thereafter	64,383
Total	$224,823

Advertising

All advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2005, 2004 and 2003 were insignificant.

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

Financial Instruments

The Company’s primary financial instruments are accounts receivable, notes payable and accounts payable. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Credit risk is minimized as a result of the large size of the Company’s customer base. No single customer represents more than 10% of total accounts receivable.

Concentration of Credit and Market Risk

Concentration of credit and market risk for the Company consists primarily of cash accounts. The Company maintains its cash accounts with quality financial institutions; however, for the year ended September 30, 2005 and 2004 the Company’s deposits with the financial institutions exceeded the limits insured by the FDIC. The Company has not experienced any losses on its deposits that have been in excess of the FDIC limits. Management does not believe that it is subject to any significant credit risk on cash.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from the estimates that were used.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical write-off experience, net of recoveries, and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. No customer accounts for more than 10% of the Company’s sales, so this lack of concentration of credit risk is a favorable industry characteristic. The Company decreased its reserves in fiscal 2004. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined the receivable will not be collected and/or when the account has been referred to a third-party collection agency.

Stock Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options as set forth in Accounting Principals Board No. 25, Accounting for Stock Issued to Employees (APB 25) and has adopted the disclosure alternative of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (SFAS 123).

The following table illustrates the Company’s net income (loss) on a pro forma basis as if stock options had been accounted for under the fair value method recommended by SFAS 123.

	September 30,	September 30,	September 30,
	2005	2004	2003
Net income (loss)—as reported	$(557,975)	$(250,760)	$4,393,807
Net income (loss)—pro forma	$(557,975)	$(250,760)	$4,384,555
Pro forma income (loss) per share	$(0.03)	$(0.01)	$0.33

The fair value of stock options used to compute pro forma net loss is the estimated present value at the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 0%; risk-free interest rates of approximately 3% in 2003 and 2002; and an expected volatility of 0.92 in 2003 and 2002; and a weighted-average expected option life of five years. There were no options issued in 2005 or 2004.

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 presentations to conform to the 2005 presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30:

	2005	2004	Useful Life
Land	$231,940	$584,940
Buildings and Improvements	815,985	1,889,181	3-40 years
Machinery and Equipment	2,641,713	2,930,260	5-10 years
Office equpment and Furniture	771,215	715,548	5-20 years
Reusable Containers	133,591	667,268	3-10 years
	$4,594,444	$6,787,197

In the fourth quarter of fiscal year 2005, the Company took a material, non-cash charge of $872,785 for impairment to certain real property and a building located at the Company’s facility in Springhill, Louisiana. The Company does not anticipate any impact on future cash expenditures resulting from this non-cash charge.

Depreciation expense was $379,565, $411,716, and $514,835, for the years ending September 30, 2005, 2004 and 2003, respectively.

NOTE 4—NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	2005	2004	2003
Numerator:
Net income (loss)	$(557,975)	$(250,760)	$4,393,807
Denominator for basic earnings per share—weighted average shares	17,489,611	17,489,611	13,380,675
Effect of dilutive shares:
Preferred Shares	—	—	3,991,781
Warrants	—	—	95,026
Denominator for diluted earnings per share	17,489,611	17,489,611	17,467,482
Basic net income (loss) per share	$(0.03)	$(0.01)	$0.33
Diluted net income (loss) per common share	$(0.03)	$(0.01)	$0.25

For additional information regarding outstanding employee stock options, see Note 8.

The effect of the preferred shares on the above basic and diluted net income per share calculation is based upon (i) the Company’s interpretation that the appropriate conversion rate is the per share market value of the Common Stock on the conversion notice date, less $1.00 per share, but in no event is the conversion rate less than $1.00 per share and (ii) the fact that the preferred shares were converted on April 6, 2003. (See Notes 10 and 14)

Stock options were not included in the September 30, 2003 computations as they were antidilutive since the exercise prices ranging from $0.28 to $0.59 were greater than the average price of the common stock. Stock options were not included in the September 30, 2005 and 2004 computations as they were antidilutive due to the net losses posted by the Company.

NOTE 5—NOTES PAYABLE

Notes payable consists of the following at September 30:

	2005	2004
Notes payable to an insurance company, due in monthly installments including interest of 6.0% unsecured, which matures in November and December 2005 and April 2006, respectively	$152,356	$242,729
Note payable to Ford motor credit, due in monthly installments including interest of 6.5%, which matures in October, 2007	$36,879	$—
Total	$189,235	$242,729
Less: Current portion	170,199	242,729
Long-term portion	19,036	—

NOTE 6—NOTE PAYABLE—MAJORITY STOCKHOLDER

Note payable to majority stockholder consists of the following at September 30:

	2005	2004
Revolving note payable to WSI, bearing interest at the prime rate, not to exceed 13%	$1,126,930	$1,303,117
Less: Current Portion	1,126,930	246,400
Long-term portion	—	1,056,717

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using internally generated funds and advances from WSI, a wholly-owned subsidiary of Stericycle, the Company’s majority stockholder. At September 30, 2005, all of the Company’s borrowed indebtedness consisted of amounts owed to WSI (which are described below).

On October 1, 1998, WSI and the Company amended and restated a revolving promissory note (the “Note”) with an original principal amount of $5,487,308.

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

By agreement with WSI effective July 1, 2003, the interest rate on the Note was reduced to the prime lending rate (6.75% as of September 30, 2005), as such may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

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

Pursuant to an agreement dated as of October 1, 2003, between the Company and WSI, the Note was again amended to extend the maturity date of the Note to October 1, 2004, and exclude certain expenses associated with the Special Committee’s investigation and the Louisiana Suit.

Pursuant to the Second Amended and Restated Secured Promissory Note dated September 30, 2004, between the Company and WSI, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.

On August 12, 2005, the Company and WSI modified the WSI Note, effective July 1, 2005, to defer payments of $25,000 until January 5, 2006, at which time the monthly principal and interest repayments of $25,000 will resume. The maturity of the Amended Note remained the same, at April 3, 2006. As of September 30, 2005, and December 1, 2005, the outstanding principal and accrued interest balance under the WSI Note were approximately $1,150,877 and $1,163,555, respectively (including $23,947 and $36,625 of accrued interest, respectively).

Total interest expense for all debt was $86,293, $143,741 and $165,918 for the years ended September 30, 2005, 2004 and 2003, respectively.

NOTE 7—INCOME TAXES

The Company’s deferred tax liabilities and assets as of September 30, are as follows:

	2005	2004
Deferred income tax liabilities—
Property and equipment	—	670,885
Total deferred income tax liabilities	—	670,835
Deferred income tax assets—
Net operating loss carry forward	3,872,108	3,877,517
Bad debt reserves	80,596	127,955
Other	63,152	935,510
Property and equipment	356,750	—
Total deferred income tax assets	4,372,606	4,940,982
Valuation allowance	(—)	(921,658)
Net deferred income tax asset	4,372,606	4,019,324
Total deferred income tax assets and liabilities	$4,372,606	$3,348,439

During the year ended September 30, 2005, the Company increased by $578,000 its net operating loss carry forward.

On September 30, 2005 the Company had net operating loss carry forwards for federal income tax purposes of approximately $10,350,461 which begin expiring in 2010. The Company also had state net operating losses at September 30, 2005. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

During the fourth quarters of 2005 and 2003, the Company re-evaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of $1,024,166 was reflected in the fourth quarter of 2005 and an income tax benefit of approximately $3,484,000 was reflected in the fourth quarter of 2003. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

Components of the Company’s tax provision are as follows:

	2005	2004	2003
Current	$—	$—	$—
Deferred	$1,024,166	$(135,177)	$3,483,616
Total	$1,024,166	$(135,177)	$3,483,616

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate and applicable state income tax rates of 37.41% to loss before income taxes as follows:

	2005	2004	2003
Income tax benefit (expense), computed at statutory rate	$591,879	$43,240	$(340,502)
Effect of non deductible expenses	(8,227)	(8,071)	(23,064)
Tax benefit of operating loss carry forward	—	—	363,566
Reevaluation of beginning of year deferred tax asset	(429,594)	(151,632)	—
Reevaluation of beginning of year deferred tax asset valuation allowance	921,658	—	3,483,616
Other	(51,550)	(18,714)	—
Income tax benefit (expense) as reported	$1,024,166	$(135,177)	$3,483,616

NOTE 8—STOCK OPTIONS

In September 2004, the Company’s stockholders approved a stock option plan (the “Plan”), which provides for the granting of 500,000 shares of common stock in the form of stock options to employees, officers and directors. The purpose of the Plan is to provide additional incentives to officers and employees of the Company who are primarily responsible for the management and growth of the Company. Each option granted pursuant to the Plan shall be designated at the time of grant as either an “incentive stock option” or as a “non-qualified stock option.”

During fiscal 2005, 2004 and 2003, the Company did not issue any stock options.

As of September 30, 2005, the Company had outstanding 75,000 option shares with exercise prices of $0.33 per share.

A summary of stock option information follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	141,666	$0.42	255,000	$0.47	305,000	$0.43
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled/Forfeited	(66,666)	$0.33	(113,334)	$0.54	(50,000)	$0.20
Outstanding at end of year	75,000	$0.33	141,666	$0.42	255,000	$0.47
Exercisable at end of year	75,000	$0.33	141,666	$0.42	221,666	$0.49
Available for future grant	500,000		500,000		245,000

NOTE 9—RELATED PARTY TRANSACTIONS

On September 30, 1998, Stericycle acquired 100% of the stock of WSI for $10 million (the “Transaction”). As a result of the Transaction, WSI became a wholly-owned subsidiary of Stericycle. On December 19, 2002, WSI acquired an additional 541,286 shares of Common Stock upon the exercise of a warrant (the “WSI Warrant”) to purchase Common Stock previously granted by the Company to WSI as consideration for WSI’s agreement to extend the maturity date of the Note to January 1, 2001. Pursuant to the WSI Warrant, WSI purchased shares of Common Stock at an exercise price of $0.10 per share. According to a Schedule 13D/A filed by WSI with the SEC on January 6, 2003, Stericycle provided the funds used by WSI to exercise the WSI Warrant.

As of December 1, 2005, WSI owned 57.97% or 5,645,734 shares of the Company’s Common Stock and the right to some additional number of shares of Common Stock to be issued by reason of the conversion of the Preferred Stock on April 6, 2003. See Note 10. As of December 1, 2005, Stericycle owned directly and indirectly through WSI 6,578,504 shares of Common Stock, which represent 67.54% of the issued and outstanding shares of Common Stock, and indirectly through WSI, the right to some additional number of shares of Common Stock to be issued by reason of the conversion of the Preferred Stock on April 6, 2003.

As of September 30, 2005, the Company owed $1,150,877 in principal and accrued interest to WSI under a certain amended and restated promissory note which is more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources” and in Note 6 of these Footnotes.

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

The Company was insured under Stericycle’s umbrella insurance policy through November 26, 2003. No accrual was needed as of September 30, 2003. On November 26, 2003, the Company obtained its own excess umbrella policy and, as a result, Stericycle no longer covers the Company under its umbrella policy.

The Company out-sources the treatment of its medical waste to treatment facilities in Conroe, Texas; Memphis, Tennessee; and Reserve, Louisiana; which are owned by Stericycle. The treatment fees are paid in accordance with the Company’s letter agreement with Stericycle and totaled $1,251,815, $1,627,282, and $1,960,091 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Stericycle provides the Company long-haul transportation services. Transportation fees for these services totaled $449,540, $568,840 and $695,020 for the years ended September 30, 2005, 2004 and 2003, respectively, and these fees are included in Costs of Services for the respective year.

In May and June 2003, the Company sold certain transportation and treatment equipment to Stericycle for $423,728 with payment being in the form of a reduction in the principal balance on the Note. The Company recognized a gain of $76,000 related to this transaction.

On May 1, 2002, Stericycle, which owns all of the capital stock of WSI, completed a transaction in which it purchased from James H. Shepherd, James Michael Shepherd and Richard T. McElhannon (the “Sellers”) certain profit-sharing rights, put rights and other rights of the Sellers under a settlement agreement (the “Shepherd Settlement Agreement”) entered into with the Company in January 1996. The purchase included interest in all security agreements, mortgages and other instruments securing the Company’s various obligations to the Sellers under the Shepherd Settlement Agreement, and 932,770 shares of the Company’s Common Stock owned by the Sellers. During the fiscal years ended September 30, 2005, 2004 and 2003, the Company paid approximately $276,000 for each year, to Stericycle under the profit sharing terms of the Shepherd Settlement Agreement, as amended pursuant to a letter agreement dated May 23, 2002 between Stericycle and the Company.

The Company entered into the Shepherd Settlement Agreement to settle a suit filed in June 1995 by the Sellers against the Company, WSI and certain former directors and officers of the Company. The Sellers were former stockholders of Med-Waste Disposal Service, Inc. (“Med-Waste”), a company acquired by the Company on August 9, 1994. Pursuant to the Shepherd Settlement Agreement, the Company (i) issued to the Sellers 250,000 shares of Common Stock; (ii) is obligated to pay to the Sellers on a monthly basis 20% to 55% of the pre-tax profits (as defined in the Shepherd Settlement Agreement) attributable to the assets previously acquired from Med-Waste (the “Profit-Sharing Rights”); and (iii) is obligated to repurchase the 932,770 shares of Common Stock held by the Sellers for $2.50 per share in certain events, including the Company’s bankruptcy or if WSI ceases to be the largest beneficial holder of the Company’s Common Stock (the “Put Right”).

On May 1, 2002, the Sellers assigned the Profit-Sharing Rights and the Put Right to Stericycle. The Company and Stericycle subsequently agreed, pursuant to a letter agreement dated May 23, 2002 (the “Letter Agreement”), the Company would pay Stericycle a fixed amount of $23,000 per month, in lieu of 50% of the pre-tax profits of the Med-Waste division, until mutually agreed otherwise or the expiration of the Profit-Sharing Rights pursuant to the Shepherd Settlement Agreement. The Letter Agreement states the Company anticipated reductions in payroll expense for the Med-Waste division and the division’s integration into the Company would increase the net income of the division, such that the $23,000 monthly payment would represent less than 50% of the division’s pre-tax profits, which was what the Company was then paying to the Sellers.

The obligations of the Company to Stericycle, as the assignee of the Sellers’ rights and obligations under the Shepherd Settlement Agreement, are secured by a security interest in most of the assets of the Company, which, pursuant to the Shepherd Settlement Agreement, holds a priority over the security interest of WSI in such assets.

Under the Shepherd Settlement Agreement, unless the per share market price of the Company’s Common Stock exceeds $2.50 for 42 consecutive trading days, the Profit-Sharing Rights will only expire if the Company chooses to exercise its option (which may be exercised on or at any time after January 10, 2004). This option is to pay to Stericycle an amount equal to 670,470 multiplied by the amount by which

$2.50 exceeds the 42-day moving average of the trading price of the Common Stock on the date of such payment. Upon the expiration of the Profit-Sharing Rights, the Put Right would also expire.

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

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI, Stericycle and their affiliates’ position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717. See Note 14 for discussion of the Company’s obligations to pay such dividends.

NOTE 11—COMMITMENTS AND CONTINGENCIES

On June 20, 2002, a suit (the “Louisiana Suit”) was filed by Larry F. Robb, individually, on behalf of a class comprised of the Company’s minority stockholders, and derivatively on behalf of the Company (the “Louisiana Plaintiffs”), in the First Judicial District Court in Shreveport, Louisiana (the “Louisiana Court”) against Stericycle, 3CI’s directors who are affiliated with Stericycle (the “Stericycle Affiliates”) and the Company’s President and Chief Executive Officer which alleged minority stockholder oppression, breach of fiduciary duty and unjust enrichment.

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

On December 10, 2004, the Company, at the direction of the Special Committee, and the Louisiana Plaintiffs filed a motion with the Louisiana Court seeking leave to file a joint petition (the “Joint Petition”), which was granted on December 14, 2004. The Joint Petition amends and supersedes the

Plaintiffs’ First Amended Petition filed with the Court on October 27, 2003. Pursuant to the Joint Petition (i) the Company has realigned itself as a plaintiff in the Louisiana Suit and joins on its own behalf in the prosecution of the claims asserted by the Louisiana Plaintiffs in the Louisiana Suit against Stericycle, WSI and the Stericycle Affiliates, and (ii) Otley L. Smith III, the Company’s President and Chief Executive Officer, previously named as a defendant in the Louisiana Suit, has been non-suited.

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

In the Joint Petition, the Louisiana Plaintiffs and the Company jointly pray for a judgment against the Louisiana Defendants for actual damages and punitive damages; for forfeiture of all fees, payments, warrants, Common Stock, and all other forms of value which Stericycle and WSI have received from the Company and its minority stockholders; unwinding Stericycle’s acquisition of the Sellers’ 3CI-related interests and disgorging all benefits realized by Stericycle from that transaction; returning to the Company all shares of Common Stock acquired by WSI pursuant to warrants; declaring the Preferred Stock Dividends null and void; requiring a buyout of the Company’s minority stockholders; establishing a constructive trust on all profits or benefits realized by the Louisiana Defendants as the result of the disputed transactions; disqualification of any Stericycle director, officer or other representative from serving on the Board; attorney’s and expert witness fees; and pre- and post-judgment interest. The Louisiana Plaintiffs and the Company also request injunctive relief in order to remove the current Stericycle representatives from the Board, prohibit Stericycle thereafter from electing any of its representatives to the Board and require Stericycle and WSI to vote their Common Stock for nominees to the Board who are nominated by the independent directors on the Board. The Louisiana Court has set a trial date of September 15, 2005 if the suit is tried before a jury, and a trial date of October 4, 2005, if the suit is tried to the judge. The Company intends to vigorously prosecute the claims set forth in the Joint Petition.

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

The Joint Prosecution Agreement will become effective on the date that all of the following have occurred: (i) the Louisiana Court certifies the Louisiana Plaintiffs’ claims as a class action; (ii) the Louisiana Court approves the Joint Prosecution Agreement; and (iii) the Louisiana Court approves The Wynne Law Firm as counsel to the Louisiana Plaintiffs. A hearing on these matters is scheduled for January 25, 2005. The Company or the Louisiana Plaintiffs may terminate the Joint Prosecution Agreement at any time if a material disagreement arises between the Company and the Louisiana Plaintiffs with respect to the claims asserted in the Louisiana Suit, or if either party in good faith believes that its or their best interests would conflict if the parties continued to jointly prosecute all or any of the claims. Notwithstanding the termination of the Joint Prosecution Agreement, the Company’s and the Louisiana Plaintiffs’ obligation pursuant to the Joint Prosecution Agreement to share in any monetary recoveries received shall continue in full force and effect.

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

WSI was the holder of the Preferred Stock. The Company has been advised by WSI, Stericycle and the three members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI and Stericycle’s position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI, Stericycle and their affiliates’ announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717. See Note 14 for discussion of the Company’s obligations to pay such dividends.

NOTE 12—LEASE COMMITMENT

At September 30, 2005, the Company had certain non-cancelable leases, principally for office space and equipment, with various expiration dates. Future minimum rentals under these leases for the following fiscal years are as follows:

2006	$283,733
2007	210,897
2008	150,692
2009	73,294

Total rent expense for leases in the fiscal years ended September 30, 2005, 2004 and 2003 totaled $478,659, $519,298 and $511,320, respectively.

NOTE 13—EMPLOYEE BENEFIT PLAN

Under a plan approved by the Board of Directors in 2000, the Company has a 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company has the right to make a discretionary contribution under the plan agreement. The Company has not made any contribution in 2003 or 2002. On November 1, 2003, the Company adopted a new 401(k) defined contribution retirement plan covering substantially all employees of the Company. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. The Company will make contributions to the plan based on a percentage of the employee contribution, not to exceed 6% of the total compensation. The Internal Revenue Code limits an employee’s contribution to $12,000, and the Company’s 401(k) defined contribution retirement plan contains this limitation. Contributions to the new plan were $40,417 and $40,064 for the fiscal years ended September 30, 2005 and 2004, respectively.

NOTE 14—PRIOR YEAR ADJUSTMENT

In December 2003, the Company received a legal opinion that the Preferred Stock Dividends previously declared by the Board of Directors had not been effective to declare and obligate the Company to pay such dividends. Based on such guidance, the independent and disinterested directors, acting for the Board of Directors pursuant to Section 144 of the Delaware General Corporation Law, voted to reverse the entries on the Company’s books and records of the previously declared dividends. The effect of the adjustment is to reduce current liabilities and accumulated deficit by $2,203,717 as of September 30, 2003.

The Company has been advised by WSI, Stericycle and the three members of the Board who are affiliates of WSI and Stericycle that they believe the Company remains obligated to pay the Preferred Stock Dividends as previously declared in the Board resolutions and as previously recorded on the Company’s books. If WSI and Stericycle’s position is correct, the Preferred Stock Dividends would be paid by the Company in cash from funds legally available for the payment of dividends as and when the Board may direct by further resolution. Due to WSI and Stericycle’s announced position on the Preferred Stock Dividends, the Company has determined the amount of such dividends to be a contingent liability of $2,203,717.

NOTE 15—SUBSEQUENT EVENT

As of November 11, 2005, the Company and Larry F. Robb, individually, and on behalf of a class of certain of the Company’s minority stockholders, entered into a settlement agreement (the “Settlement Agreement”) with Stericycle. WSI, and the four individual defendants who are or were members of 3CI’s Board of Directors, in cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Suit”). Pursuant to this Settlement Agreement, the parties have agreed to settle all claims in the litigation among the parties, including, but not limited to the Louisiana Suit, in consideration for $32.5 million.

The minority stockholders of the Company who are members of the class in the Louisiana Suit are all persons who held Company common stock on September 30, 1998, or acquired common stock during the class period (September 30, 1998 to February 10, 2005), with certain exclusions. Anyone who has purchased 3CI common stock for the first time since February 10, 2005, is not a class member and will not participate in the settlement proceeds distribution.

It is intended, as part of the settlement of the Louisiana Suit, that Stericycle will acquire sufficient shares of 3CI common stock so that, with the shares of 3CI common stock already owned by Stericycle, Stericycle will beneficially own 90% or more of 3CI’s outstanding common stock. In a filing dated November 22, 2005, with the Securities and Exchange Commission, Stericycle reported that if it acquires 90% or more of 3CI’s outstanding common stock, it intends to conduct a “short-form” merger under Delaware law at the earliest practicable time after such acquisition as it determines. If Stericycle consummates such a merger, it would own all of 3CI’s Common Stock.

On December 16, 2005, the court in the Louisiana Suit preliminarily approved the terms of the Settlement Agreement and the notice to class members. The Settlement Agreement and all of its terms remain subject to final court approval. The Court has scheduled a hearing on final approval for 1:30 p.m. on February 21, 2006.

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004:

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Fiscal 2005 Quarters
Revenues	$3,157,373	$3,070,762	$2,965,418	$2,988,698
Gross profit	1,212,440	1,129,052	1,218,999	1,150,276
Net income (loss)	8,511	(11,797)	(59,592)	(495,097)
Basic earnings per share(a)	—	—	—	(0.03)
Diluted earnings per share	—	—	—	(0.03)

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Fiscal 2004 Quarters
Revenues	$3,359,642	$3,276,258	$3,217,564	$3,344,507
Gross profit	1,144,570	1,182,005	1,367,903	2,127,983
Net income (loss)	(117,105)	(61,498)	216,542	(288,699)
Basic earnings per share	(0.01)	—	0.01	(0.01)
Diluted earnings per share	(0.01)	—	0.01	(0.01)

Schedule II

3CI COMPLETE COMPLIANCE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	charged to	Charged to	Balance at
	beginning	costs and	other	end of
Classification	of period	expenses	accounts	period
For the year ended September 30, 2005:
Allowance for doubtful accounts	$330,742	$183,000	$(297,857)	$215,885
	$330,742	$183,000	$(297,857)	$215,885
For the year ended September 30, 2004:
Allowance for doubtful accounts	$409,159	$232,798	$(311,215)	$330,742
	$409,159	$232,798	$(311,215)	$330,742
For the year ended September 30, 2003:
Allowance for doubtful accounts	$622,668	$120,000	$(333,509)	$409,159
	$622,668	$120,000	$(333,509)	$409,159

	Balance at			Balance at
	beginning		Reductions	end of
Classification	of period	Additions	Charged	period
For the year ended September 30, 2005:
Income tax valuation allowance	$921,658	$—	$(921,658)	$—
	$921,658	$—	$(921,658)	$—
For the year ended September 30, 2004:
Income tax valuation allowance	$921,649	$9	$—	$921,658
	$921,649	$9	$—	$921,658
For the year ended September 30, 2003:
Income tax valuation allowance	$7,050,381	$—	$(6,128,732)	$921,649
	$7,050,381	$—	$(6,128,732)	$921,649