Form 10-Q
period 2005-12-31
3CI COMPLETE COMPLIANCE CORP
filed 2006-02-10
CIK 883787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding as of the close of business on January 31, 2006 was 9,739,611.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY’S BUSINESS AND OPERATIONS.  ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.  THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, ADVERSE WEATHER CONDITIONS, FLUCTUATIONS IN CUSTOMER DEMAND, COMPETITIVE ACTIVITY AND PRICING PRESSURE AND GENERAL ECONOMIC CONDITIONS AFFECTING THE MEDICAL WASTE DISPOSAL INDUSTRY, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY’S FILINGS WITH THE SEC.  THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN THE COMPANY’S EXPECTATIONS.

3CI COMPLETE COMPLIANCE CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3CI COMPLETE COMPLIANCE CORPORATION
BALANCE SHEETS

	(Unaudited) December 31,	(Audited) September 30,
	2005	2005
ASSETS

Current Assets:
Cash and cash equivalents	$539,933	$603,395
Accounts receivable, net of allowances of $276,566 and $303,665 at December 31, 2005 and September 30, 2005, respectively	2,156,339	2,296,834
Inventory	87,693	92,433
Prepaid expenses	213,351	363,539
Deferred income taxes	107,609	131,918
Total current assets	3,104,925	3,488,119

Property, plant and equipment, at cost	4,429,259	4,594,444
Accumulated depreciation	(3,588,602)	(3,671,260)
Net property, plant and equipment	840,657	923,184

Goodwill, net of accumulated amortization of $547,748	262,243	262,243

Intangibles, net of accumulated amortization of $368,375 and $349,877 at December 31, 2005 and September 30, 2005, respectively	206,325	224,823

Deferred income taxes	4,359,112	4,240,687

Other assets	78,923	78,923
Total assets	$8,852,185	$9,217,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable, current portion	$33,091	$170,199
Accounts payable	236,168	314,404
Accounts payable, affiliated companies	368,851	338,379
Accrued liabilities	1,304,726	1,320,019
Note payable majority shareholder, current portion	1,126,930	1,126,930
Total current liabilities	3,069,766	3,269,931

Note payable majority shareholder, net of current portion	—	—
Note payable, net of current portion	14,392	19,036
Total liabilities	3,084,158	3,288,967

Shareholders’ Equity :
Common stock, $0.01 par value, authorized 40,450,000 shares;
Issued 9,774,111 shares	97,742	97,742
Common stock to be issued	7,750,000	7,750,000
Less cost of treasury stock 34,500 shares	(51,595)	(51,595)
Additional paid-in capital - common stock	20,519,861	20,519,861
Accumulated deficit	(22,547,981)	(22,386,996)
Total shareholders’ equity	5,768,027	5,929,012
Total liabilities and shareholders’ equity	$8,852,185	$9,217,979

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended December 31,
	2005	2004

Revenues	$2,948,046	$3,157,373
Expenses:
Cost of services	1,734,805	1,869,561
Depreciation and amortization	103,695	107,290
Selling, general and administrative	1,298,468	1,068,280
Interest expense	23,246	15,600
Other (income) expense, net	42,933	74,691
Income (loss) before income taxes	(255,101)	21,951

Income taxes	94,116	(13,440)

Net income (loss)	$(160,985)	$8,511

Basic earnings per share:
Basic net income (loss) per share	$(0.01)	$0.00

Diluted earnings per share:
Diluted net income (loss) per share	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
STATEMENTS OF CASH FLOWS

	(Unaudited) For the three months ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(160,985)	$8,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (Gain) on disposal of fixed and intangible assets	(5,449)	2,750
Depreciation and amortization	103,695	107,290
Deferred income taxes	(94,116)	13,440
Change in operating assets and liabilities
Decrease in accounts receivable, net	140,495	76,670
(Increase) Decrease in inventory	4,740	(27,180)
Decrease in prepaid expenses	150,188	19,166
Decrease in other current assets	—	21,495
Increase (Decrease) in accounts payable	(78,237)	7,360
Increase (Decrease)in accounts payable, affiliated companies	30,472	(75,740)
(Decrease) in accrued liabilities	(15,293)	(57,739)
Principal (Decrease) of insurance notes payable	(136,822)	(24,266)
Total adjustments to net income (loss)	99,673	63,246
Net cash provided by (used in) operating activities	(61,312)	71,757

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	10,700	15,200
Purchase of property, plant and equipment	(7,922)	(139,076)
Net cash provided by (used in) investing activities:	2,778	(123,876)

Cash flows from financing activities:
Reduction of note payable to majority shareholders	—	(60,566)
Payments on equipment notes	(4,928)	(4,928)
Net cash flows used in financing activities	(4,928)	(65,494)

Net decrease in cash and cash equivalents	(63,462)	(117,613)

Cash and cash equivalents, beginning of period	603,395	710,353

Cash and cash equivalents, end of period	$539,933	$592,740

Supplemental Disclosures:

Cash paid for interest	$2,779	$143,741

Non-Cash Activities:
Acquisition of vehicles with notes payable	—	$53,604

The accompanying notes are an integral part of these financial statements.

3CI COMPLETE COMPLIANCE CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1—DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

3CI Complete Compliance Corporation (the “Company” or “3CI”), a Delaware corporation, is engaged in the collection, transportation and disposal of regulated medical waste in the south and southeastern United States.

Effective October 1, 1998, after approval by the then properly constituted 3CI Board of Directors, Stericycle Inc., a Delaware corporation (“Stericycle”), acquired 100% of the common stock of Waste Systems, Inc. (“WSI”) for $10 million. As a result of the transaction, WSI became a wholly-owned subsidiary of Stericycle. Stericycle directly and indirectly through WSI owns 67.5% or 6,578,504 shares of the outstanding common stock of the Company (“Common Stock”) and 100% of the shares of Common Stock to be issued by the Company as a result of the conversion of the Company’s preferred stock (“Preferred Stock”). See Note 6 for details on the conversion of the Preferred Stock to Common Stock.

The accompanying unaudited condensed financials statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

Certain reclassifications have been made to the September 30, 2005 financial statements to conform to the December 31, 2005 presentation.  Such reclassifications had no effect on net income as originally reported.

NOTE 2—SHARE BASED COMPENSATION

Prior to October 1, 2005, 3CI accounted for its stock option plans using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants pursuant to the 1992 Stock Option Plan. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective October 1, 2005, 3CI adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS 123R) under the modified prospective. Since the Company’s only stock option granted is fully vested and the requisite service period has been completed, when new options are granted, compensation cost would include the cost for all share-based payments granted after September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of 3CI’s stock and other factors. The risk-free rate for the expected term of the option would be based on the U.S. Treasury yield curve in effect at the time of grant.

The adoption of this standard did not have a material impact on the Company as only 75,000 options granted to one officer of the Company, of which all are fully vested and none have been exercised, forfeited or expired.  These options have an exercise price of $0.33 per share and were outstanding at the beginning of the fiscal year.

NOTE 3—NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per common share:

	Three months ended December 31, 2005	Three months ended December 31, 2004
Numerator:
Net income (loss)	$(160,985)	$8,511
Denominator for basic earnings per share-weighted average shares	17,489,611	17,489,611
Effect of dilutive shares:
Preferred shares	—	—
Options	—	33,713
Denominator for diluted earnings per share	17,489,611	17,523,324

Basic net income (loss) per share	$(0.01)	$0.00
Diluted net income (loss) per common share	$(0.01)	$0.00

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

Stock options were not included in the December 31, 2005 computations as they were antidilutive due to the net losses incurred by the Company.

NOTE 4—PROMISSORY NOTE

The Company has an amended and restated revolving promissory note payable to WSI (the “Note”), with an outstanding balance of $1,126,930 as of December 31, 2005.  The Company is required to make monthly payments of principal and accrued interest under the Note of $25,000.  On August 12, 2005, the Company and WSI modified the Note, effective July 1, 2005, to defer payments of $25,000 until January 5, 2006, at which time the monthly principal and interest repayments of $25,000 resumed. As of January 31, 2006, the Company and WSI entered into a Second Note Modification Agreement pursuant to which the maturity date of the Note has been extended until the earlier of June 30, 2006, or the final effective date of the settlement agreement in the Louisiana Suit.  The interest rate on the Note is the prime lending rate (7.25% as of December 31, 2005), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

The Note is subordinated to all security interests under a certain Settlement Agreement effective January 10, 1996, by and among the Company, James H. Shepherd, James Michael Shepherd, Richard T. McElhannon (collectively, the “Shepherd Parties”), WSI and certain former directors and officers of the Company (the “Shepherd Settlement Agreement”), which was assigned to Stericycle on May 1, 2002, but otherwise is secured by substantially all of the Company’s assets.  The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit (as hereinafter defined), for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of December 31, 2005, the Company was in compliance with the required level of EBITDA under the Note.

As of September 30, 2005 and December 31, 2005, the outstanding principal balance under the Note was $1,126,930 (plus accrued interest on the Note of $23,947 and $43,668, respectively).  Total interest expense for all debt was $23,246 and $15,600 for the quarters ended December 31, 2005 and 2004, respectively.

NOTE 5—INCOME TAXES

As of September 30, 2005 the Company had net operating loss carry forwards for federal income tax purposes of approximately $10,350,000 which begin expiring in 2010. The Company also had state net operating losses at September 30, 2005. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

During the fourth quarters of the Company’s 2005 and 2003 fiscal years, the Company re-evaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years.  As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered.  Accordingly, an income tax benefit of $1,024,166 was reflected in the fourth quarter of the 2005 fiscal year and an income tax benefit of approximately $3,483,616 was reflected in the fourth quarter of the 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the Company’s assessment of the likelihood of near term operating income.

NOTE 6—PREFERRED STOCK

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

On May 9, 2003, the Company filed a declaratory judgment action seeking a judicial determination of the appropriate conversion rate of the Preferred Stock in connection with James T. Rash, et. al. v. Waste Systems, Inc. (the “1995 Action”), which was the original proceeding pursuant to which the Preferred Stock was issued by the Company.  On August 22, 2003, the Company filed an original petition for declaratory judgment (the “2003 Action”) and to enforce the Settlement Agreement, dated July 17, 1997, pursuant to which the Preferred Stock was issued. In its petition, the Company requests the court establish the conversion rate of the Preferred Stock to be the Agreed Maximum Conversion Rate and confirm the issuance of no more than 7,750,000 shares of Common Stock to WSI as of April 6, 2003. WSI subsequently filed a motion to have the court declare that the Preferred Stock is convertible into 36,904,761 shares of Common Stock.

Pursuant to the terms of the Settlement Agreement in the Louisiana Suit (as discussed in Note 7), the Company, a class of minority stockholders of the Company, WSI, Stericycle and the four individual affiliates of Stericycle who are or were members of 3CI’s Board of Directors (the “Stericycle Affiliates”) have agreed to settle and compromise all claims that were brought or could have been brought in the 2003 Action or in the 1995 Action (subject to any provisions arising under the 1997 judgment in that case).  For purposes of the settlement, the parties have stipulated that the Agreed Maximum Conversion Rate that is the subject matter of the declaratory judgment claims asserted in those cases shall be 1:1.  As a result, upon final approval of the Settlement Agreement by the court in the Louisiana Suit (as defined in Note 7), the Company shall issue to WSI 7,750,000 shares of Common Stock in conversion of the Preferred Stock, and the parties have agreed to dismiss with prejudice the 2003 Action and the 1995 Action (subject to any provisions arising under the 1997 judgment entered in that case).  See Note 7 for a further description of the settlement.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

As of November 11, 2005, the Company and Larry F. Robb, individually, and on behalf of a class of certain of the Company’s minority stockholders, entered into a settlement agreement (the “Settlement Agreement”) with Stericycle, WSI and the Stericycle Affiliates, in cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al. (the “Louisiana Suit”) in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Court”). Pursuant to the Settlement Agreement, the parties have agreed to settle all claims in the litigation among the parties, including, but not limited to the Louisiana Suit, in consideration for $32,500,000.

The minority stockholders of the Company who are members of the class in the Louisiana Suit are all persons who held Common Stock on September 30, 1998, or acquired Common Stock during the class period (September 30, 1998 to February 10, 2005), with certain exclusions. Anyone who has purchased Common Stock for the first time since February 10, 2005, is not a class member and will not participate in the settlement proceeds distribution.

It is intended, as part of the settlement of the Louisiana Suit, that Stericycle will acquire sufficient shares of Common Stock so that, with the shares of Common Stock already owned by Stericycle, Stericycle will beneficially own 90% or more of 3CI’s outstanding Common Stock. In a filing dated November 22, 2005, with the Securities and Exchange Commission (“SEC”), Stericycle reported that if it acquires 90% or more of 3CI’s outstanding Common Stock, it intends to conduct a “short-form” merger under Delaware law at the earliest practicable time after such acquisition as it determines. If Stericycle consummates such a merger, it would own all of 3CI’s Common Stock.

On December 16, 2005, the Louisiana Court preliminarily approved the terms of the Settlement Agreement and the notice to class members.  The Settlement Agreement and all of its terms remain subject to final court approval. The Louisiana Court has scheduled a hearing on final approval for 1:30 p.m. on February 21, 2006.

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

On May 30, 2003, the mother and personal representative of the estate of Matthew Eldridge filed a wrongful death action styled, Savannah Georgia Eldridge, individually and David Eldridge, as personal representative of the estate of Matthew Eldridge, deceased v. Terri Moore, as personal representative of the estate of Robert J. Moore, II, deceased, and 3CI Complete Compliance Corporation d/b/a American 3CI, et al., cause No. 03-5-12120, in the 267th Judicial District Court of Jackson County, Texas.  Plaintiffs’ claims arise out of an April 17, 2003, automobile accident in which Matthew Eldridge died when his car was struck by a vehicle driven by Robert J. Moore. Plaintiffs allege Mr. Moore was operating his vehicle negligently and in the course and scope of his employment with 3CI, and 3CI is vicariously liable for Mr. Moore’s negligence. Plaintiffs also allege that 3CI negligently directed Mr. Moore to operate his vehicle in an impaired condition. Plaintiffs claim damages in an amount not to exceed $30,000,000.

The parties have been and continue to conduct discovery in the case, which is preliminarily set for trial on March 20, 2006.  The Company believes Mr. Moore was not in the course and scope of its employment at the time of the accident and the Company was not negligent in its conduct with regard to Mr. Moore. The Company intends to vigorously defend itself against the Plaintiff’s claims, and believes, to the extent any liability might be assessed against it, such liability will covered by insurance.

See Note 6 for a discussion of certain contingent liabilities of the Company related to the Preferred Stock.

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

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in the business of medical waste management services in the south and southeastern United States.  The Company’s customers include regional medical centers, clinics, medical and dental offices, veterinarians, pharmaceutical companies, retirement homes, medical testing laboratories and other medical waste generators.  The following is a discussion of some events that may allow a better understanding of the progression of the Company’s financial position and operating results.

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using internally generated funds and borrowings from WSI. Currently, the Company’s only borrowed indebtedness consists of money borrowed from WSI under the Note.  As of December 31, 2005 and December 31, 2004, the outstanding balances under the Note were in the aggregate principal amounts of approximately $1,126,930 and $1,242,551, respectively.   See Liquidity and Capital Resources herein and Note 4.

See Note 5 for a discussion of the change in the Company’s deferred tax assets valuation in the fourth quarter of the Company’s 2005 and 2003 fiscal years.  See Note 6 to the Company’s financial statements above for a discussion of the reversal of the Company’s Preferred Stock Dividends on its books and records.

RESULTS OF OPERATIONS

The following summarizes (in thousands) the Company’s operations:

	Three Months Ended December 30,
	2005	2004
Revenues	$2,948	$3,157
Cost of services	1,735	1,870
Depreciation and amortization	104	107
Selling, general and administrative expenses	1,298	1,068
(Loss) income from operations	(189)	112
Interest expense	23	16
Other expense, net	43	75
Income tax (expense) benefit	—	(13)
Net Income (Loss)	(255)	9

Add back:
Depreciation	85	98
Amortization	19	9
Interest expense	23	16
Income tax expense (benefit)	—	13

EBITDA(1)	$(128)	$145

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

Three months ended December 31, 2005 compared to three months ended December 31, 2004:

Revenues decreased by $209,327, or 6.6%, to $2,948,046 from $3,157,373 during the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004. This decrease is primarily related to a reduction in the volume of waste collected by the Company.  The reduction in volume was attributable to the Company’s focus on smaller quantity generators with higher margins at lower volumes while reducing the focus on less profitable larger quantity generators.

Cost of services decreased by $134,756, or 7.2%, to $1,734,805 from $1,869,561 during the three months ended December 31, 2005 compared to the three months ended December 31, 2004. This decrease was primarily attributable to decreased processing costs.  Cost of services as a percentage of revenues decreased to 58.8% compared to 59.2% during the three months ended December 31, 2005 and December 31, 2004, respectively.

Depreciation and amortization expense for the three months ended December 31, 2005 decreased $3,595 to $103,695 compared to $107,290 for the three months ended December 31, 2004. This decrease was primarily due to assets still employed in the Company’s operations being fully depreciated.

Selling, general and administrative expenses for the three months ended December 31, 2005 increased $230,188, or 21.5%, to $1,298,468 from $1,068,280 during the three months ended December 31, 2004.  The increase was primarily due to higher legal fees incurred by the Company in connection with the Louisiana Suit, which were $672,198 and $325,000 for the quarters ended December 31, 2005 and 2004, respectively – an increase of $347,198.

Interest expense for the quarter ended December 31, 2005 increased by $7,646, or 49%, to $23,246 from $15,600 during the three months ended December 31, 2004.  This increase was primarily due to the higher interest rate under the Note.   During the 12 months ended December 31, 2005, the aggregate principal balance of the Note decreased by $115,621, or 9.3%, from $1,242,551 to $1,126,930.

Earnings before interest taxes depreciation and amortization (“EBITDA”) totaled $(128,153) for the quarter ended December 31, 2005, compared to $144,841 for the quarter ended December 31, 2004.  The decrease was primarily due to higher legal fees incurred by the Company in connection with the Louisiana Suit during the quarter ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs, capital expenditures and acquisitions primarily using internally generated funds and advances from WSI. The Company’s borrowed indebtedness currently consists only of amounts owed to WSI under the Note.

The Note had an outstanding principal balance of $1,126,930 as of December 31, 2005.  Effective September 30, 2004, the Note was amended and restated to extend the maturity date of the Note to April 3, 2006 with monthly payments of $25,000.  On August 12, 2005, the Company and WSI modified the Note, effective July 1, 2005, to defer payments of $25,000 until January 5, 2006, at which time the monthly principal and interest repayments of $25,000 resumed.  Pursuant to a Second Note Modification Agreement, dated as of January 31, 2006, as described in Part II, Item 5, Other Information, WSI has agreed to extend the maturity date of the Note until the earlier of June 30, 2006, or the final effective date of the settlement agreement in the Louisiana Suit.  The interest rate on the Note is the prime lending rate (7.25% as of December 31, 2005), as such rate may change from time to time, published under “Money Rates” in The Wall Street Journal (Southwestern Edition), not to exceed 13%.

The Note requires the Company to achieve a minimum level of EBITDA of $500,000, after excluding (i) certain expenses associated with the dispute regarding the conversion rate of the Preferred Stock, and (ii) certain expenses associated with the Louisiana Suit (as hereinafter defined), for the quarters ending September 30, 2004 and for each trailing six-month period of each quarterly period thereafter until maturity.  As of December 31, 2005, the Company was in compliance with the required level of EBITDA under the Note.

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

During 2003, 2004 and 2005, the Company incurred material legal expenses related to its disputes and litigation with Stericycle and its affiliates. During the 2005 and 2004 fiscal years, these legal expenses were approximately $1,900,000 and $1,500,000, respectively. As of November 11, 2005, the Company entered into a Settlement Agreement with the parties to the Louisiana Suit, pursuant to which the parties agreed to settle all known and unknown claims among the parties and their affiliates. This Settlement Agreement has received preliminary approval, but remains subject to final approval by the Louisiana Court.  Until such final approval is obtained and the settlement is concluded, management believes the Louisiana Suit and the 2003 Action and related issues may continue to require a commitment of its financial resources, and the amount of such commitment could be material.  See Part II, Item 1 – Legal Proceedings, Louisiana Litigation, for a further discussion of the settlement.

During 2004 and 2005, the Company’s transportation fuel costs increased significantly. In 2005 the Company imposed a fuel surcharge on its customers to mitigate the effect of the elevated fuel cost on the Company’s operations. The Company’s management believes this action offsets any adverse impact on the Company’s financial performance.

As of September 30, 2005 the Company had net operating loss carry forwards for federal income tax purposes of approximately $10,350,000, which will begin expiring in 2010. The Company also had state net operating losses at December 31, 2005. Based on Internal Revenue Code Section 382 relating to changes in ownership of the Company, utilization of the net operating loss carry forwards is subject to an annual limitation of approximately $995,000 for net operating losses created prior to September 30, 1998. All net operating losses created after September 30, 1998 are not subject to any limitations and are available to be used for 20 years after they are produced. As such, the deferred tax asset and the related valuation allowance for net operating loss carry forwards were reduced to account for the portion of the net operating loss carry forwards the Company will not be able to utilize.

During the fourth quarters of fiscal 2005 and 2003, the Company re-evaluated the estimated amount of valuation allowance required in light of the profitability achieved during 2003 and 2002 as well as profitability expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes,” to an amount the Company believes is more likely than not of being recovered. Accordingly, an income tax benefit of $1,024,166 was reflected in the fourth quarter of the 2005 fiscal year and an income tax benefit of approximately $3,483,616 was reflected in the fourth quarter of the 2003 fiscal year. The amount of net deferred tax assets estimated to be recoverable was based upon the

Company’s assessment of the likelihood of near term operating income.

The Company had net working capital, exclusive of the Note, on December 31, 2005 of $1,162,089, compared to $1,345,118 on September 30, 2005, which was a decrease of approximately 14%, or $183,029.

Net cash (used by)  provided by operating activities was $(61,312) during the three-month period ended December 31, 2005, compared to $71,757 for the three-month period ended December 31, 2004.  The decrease was due to a higher net loss for the period, and the net effect of lower insurance notes payable offset by lower accounts receivable, inventory and prepaid expenses.

Net cash provided by (used in) investing activities for the three months ended December 31, 2005, was $2,778 compared to $(123,876) for the same period in 2004.  The decrease reflected the Company’s lower investment in equipment.

Net cash used in financing activities was $4,928 for the three-month period ended December 31, 2005, compared to $65,494 during the three-month period ended December 31, 2004.  The $60,566 decrease was primarily due to suspension of principal payments on the Note by the Company during the quarter ended December 31, 2005.

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

The Company also has exposure to commodity pricing for gas and diesel fuel used by the Company’s trucks.  The Company does not hedge these items to manage the exposure.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to the Company’s management including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  The Company’s management including the Chief Executive Officer and the Chief Financial Officer recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company’s periodic filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Louisiana Litigation

As reported in the Company’s Form 8-K filed with the SEC on November 17, 2005, the Company entered a Settlement Agreement dated November 11, 2005, (the “Settlement Agreement”) with the other parties in cause no. 467704-A, Robb et al. v. Stericycle, Inc. et al (the “Louisiana Suit”) in the First Judicial District Court, Caddo Parish, Louisiana (the “Louisiana Court”).

As reported in the Company’s Form 8-K filed with the SEC on December 22, 2005, the Louisiana Court preliminarily approved on December 18, 2005, by order dated December 16, 2005, the terms of the Settlement Agreement and the form of notice to class members regarding the terms of the Settlement Agreement.  This notice was sent to the members of the class of the minority stockholders of the Company who held shares of the Company’s common stock on September 30, 1998 or who acquired the Company’s common stock between September 30, 1998 and February 10, 2005 (the “Class”).  The notice to Class members includes a $0.60 per share allocation as the consideration for the Common Stock to be purchased by Stericycle as part of the settlement and to be paid to Class members who file validated claims and who still hold their shares when the settlement receives final approval by the Louisiana Court.   The balance of the $32,500,000 settlement amount, after deducting fees and expenses that currently are not anticipated to exceed $12,600,000, will be paid to Class members who file validated claims for their alleged damages in proportion to the length of time they held Common Stock from September 30, 1998 to February 10, 2005.

Subject to the Louisiana Court’s final approval, the Company intends to pay approximately $1,000,000 of the $32,500,000 settlement proceeds from the Louisiana Suit to its employees as of December 31, 2005, who remain employed with the Company through the effective time of the settlement.  Such payments to the Company’s employees will be made pursuant to an employee retention program that the Special Committee of the Board of Directors of the Company will administer.  The Special Committee is comprised of the two members of the Board of Directors of the Company who are not affiliated with Stericycle.  For a further description of this employee retention program, see Part II, Item 5 – Other Information.

The Settlement Agreement and all of its terms, including those set forth in the notice sent to Class members in December 2005, remain subject to final approval by the Louisiana Court. The parties continue to negotiate the procedures necessary to effectuate the Settlement Agreement and to prepare more formal documents, including releases, as contemplated by the Settlement Agreement.

The Louisiana Court has scheduled a hearing at 1:30 p.m. on February 21, 2006, for final approval of the terms of the Settlement Agreement. Upon final approval of the settlement by the Louisiana Court, the parties to the Louisiana Suit have agreed to dismiss with prejudice the Louisiana Suit, the 2003 Action and the 1995 Action (subject to any provisions arising under the 1997 judgment entered in that case).

Pursuant to the notice to class members, any objections to the settlement, including allocation of the settlement proceeds, were required to be filed by February 6, 2006.  As of February 10, 2006, three objections to the settlement had been filed with the Louisiana Court by 3CI stockholders.  One objection has been filed by a group of five Class members (the “Group”),  the second objection has been filed by the Company’s President and Chief Executive Officer and the third objection has been filed by a single stockholder in Colorado.  The Group objects to, among other things: (a) the failure to provide Class members prompt notice with full disclosure of the terms of the Settlement Agreement and related information, (b) a too low and arbitrary determination of $0.60 per share allocated as the purchase consideration for the Common Stock in the settlement, (c) a disproportionate and discriminatory distribution of settlement proceeds favoring certain Class members over others, and (d) payment of the Class counsel’s fees based on the full settlement amount, which includes the amount allocated to the purchase of the Common Stock and not merely the damages portion of the settlement amount.  The second objection, which has been filed by the Company’s President and Chief Executive Officer, seeks to have options held by him to purchase Common Stock that vested during the Class period treated as Common Stock owned during the Class period for purposes of distributing the settlement proceeds.  The single stockholder from Colorado objects to, among other things, (x) the loss of a stockholder’s right to receive any settlement proceeds for failure to timely respond to the notice of the settlement sent to Class members, (y) an inadequate amount of time for response given to stockholders to the notice of settlement, and (z) the apparent disregard of the fair market value of the Common Stock in establishing the $0.60 per share allocation given to the Company’s Common Stock in the settlement.

It is intended, as part of the settlement of the Louisiana Suit, that Stericycle will acquire sufficient shares of Common Stock so that, with the shares of Common Stock already owned by Stericycle and WSI, Stericycle will beneficially own 90% or more of 3CI’s Common Stock. In a filing with the SEC dated November 22, 2005, Stericycle reported that if it acquires 90% or more of 3CI’s outstanding Common Stock, it intends to conduct a “short-form” merger under Delaware law at the earliest practicable time after such acquisition as it determines. If Stericycle consummates such a merger, it would own all of 3CI’s Common Stock.

Judicial Filings Regarding the Conversion Rate of the Preferred Stock

See Note 6  Preferred Stock, Preferred Stock Conversion, for a discussion of the litigation regarding the conversion rate of the Preferred Stock.

Wrongful Death Action

The wrongful death action, Savannah Georgia Eldridge, individually and David Eldridge, as personal representative of the estate of Matthew Eldridge, deceased v. Terri Moore, as personal representative of the estate of Robert J. Moore, II, deceased, and 3CI Complete Compliance Corporation d/b/a American 3CI, et al., cause no. 03-5-12120, in the 267th State District Court of Jackson County, Texas, has been set for trial on March 20, 2006.  The Company previously reported this suit in its Form 10-K for the fiscal year ended September 30, 2005.

Other

The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will not have a materially adverse effect on the Company’s financial position, results of operations or net cash flows.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Second Note Modification Agreement

The Company and WSI entered into a Second Note Modification Agreement, dated as of January 31, 2006, pursuant to which WSI agreed to extend the maturity date of the Note until the earlier of June 30, 2006, or the final effective date of the settlement agreement in the Louisiana Suit.   The Second Note Modification Agreement is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

Employee Retention Program

As of December 31, 2005, the Company established an employee retention program (the “Program”), under which, subject to approval of the Louisiana Court, the Company will pay approximately $1,000,000 of the settlement proceeds from the Louisiana Suit to its employees who remain employed with the Company through the final settlement of the Louisiana Suit.  Pursuant to the terms of such Program, the Company has entered into retention award agreements with its employees.  The Special Committee of the Board of Directors established the Program on behalf of the Company to assist the Company in maintaining its operations prior to the time the Louisiana Court’s order approving the settlement becomes final and non-appealable (the “Effective Time of Settlement”) by giving the Company’s employees incentive to remain with the Company through such time.  The Special Committee will administer the Program on behalf of the Company.

Eligible employees under the Program shall be entitled to receive a lump-sum cash payment either on, or as soon as administratively practicable following, the Effective Time of Settlement.  Notwithstanding the Program, the Company may terminate an employee’s employment at any time.  However, if an employee’s employment with the Company is terminated by the Company or by the employee, in certain circumstances, the employee may nonetheless be entitled to receive a retention payment.  Retention payment amounts that are forfeited or cancelled pursuant to the terms of the Program may be redistributed and paid to other eligible employees of the Company.

The Special Committee determined the amounts of the retention awards to various employees under the Program, based on many factors, including, but not limited to, the job description and its importance to the Company in maintaining operations during the affected time period; the duties and responsibilities of each employee in his or her job position; the ability of each employee to perform his or her job; and the length of time of employment of each employee.  The Company has no obligation to pay any retention award to any employee unless the Settlement Agreement receives final, non-appealable approval by the Louisiana Court and the settlement proceeds thereunder are distributed pursuant to the terms of the Settlement Agreement.

The Program and the initial form of Retention Award Agreement are attached hereto as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference.

Item 6.   Exhibits

The following is a list of the exhibits filed with this Form 10-Q.

Exhibit Number	Description

10.1	Second Note Modification Agreement, dated as of January 31, 2006, by and between 3CI Complete Compliance Corporation and Waste Systems, Inc.
10.2	3CI Employee Retention Program.
10.3	Form of Retention Award Agreement, dated as of December 31, 2005.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3CI COMPLETE COMPLIANCE
CORPORATION
(Registrant)

Dated: February 10, 2006	By:	/s/ Matthew D. Peiffer
Matthew D. Peiffer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)